Form 10-Q
period 2012-06-30
RLJ ENTERTAINMENT, INC.
filed 2012-12-03
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35675

RLJ ENTERTAINMENT, INC.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	45-4950432 (IRS Employer Identification Number)
3 Bethesda Metro Center, Suite 1000 Bethesda, Maryland 20814 (Address of principal executive offices) (301) 280-7737 (Registrant’s telephone number, including area code)

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of November 30, 2012 was 13,339,968.

EXPLANATORY NOTE

On August 10, 2012, the Registration Statement on Form S-4 (No. 333-180714) (the “Registration Statement”) of RLJ Entertainment, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Registration Statement was originally filed with the SEC on April 13, 2012. This Quarterly Report on Form 10-Q for the period ended June 30, 2012 is being filed with the SEC to the extent that Rule 15d-13 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is applicable to the Company as a result of the effectiveness of the Registration Statement. For additional financial information concerning the Company, including certain pro forma financial information, see the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2012 in connection with the business combination among the Company, RLJ Acquisition, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc.

cAUTIONARY nOTE REGARDING Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to integrate the businesses of Image Entertainment, Inc. and Acorn Media Group, Inc.;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ limited liquidity and trading; or

•	our financial performance.

As a result, you should not place undue reliance on forward-looking statements. Additionally, the forward-looking statements contained in this Form 10-Q represent our views as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the SEC. Our SEC filings are available free of charge through our website (www.rljcompanies.com/companies/rlj-entertainment) and through the SEC’s website at www.sec.gov. The information contained on our website, or accessible thereby, is not a part of this Form 10-Q. References in this report to “we,” “us” or “our company” refer to RLJ Entertainment, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

 RLJ Entertainment, Inc.

 CONDENSED BALANCE SHEET

 (Unaudited)

June 30, 2012

ASSETS
Current assets:
Cash	$1
Total assets	$1

STOCKHOLDERS' EQUITY
Stockholders' equity:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 100 shares issued and outstanding at June 30, 2012	$1
Additional paid-in-capital	$4,363
Accumulated deficit	$(4,363)
Total stockholders' equity	$1

 RLJ Entertainment, Inc.

 CONDENSED STATEMENT OF OPERATIONS

 (Unaudited)

April 2, 2012 (date of inception) to June 30, 2012

Formation costs	$4,363

Net loss	$(4,363)

Loss per common share:
Basic and diluted	$(44)

Weighted average common shares outstanding:
Basic and diluted	100

2

 RLJ Entertainment, Inc.

 CONDENSED STATEMENT OF CASH FLOWS

 (Unaudited)

April 2, 2012 (date of inception) to June 30, 2012

Cash flows from operating activities:
Net loss	$(4,363)
Net cash used in operating activities	$(4,363)

Cash flows from financing activities:
Proceed from issuance of common stock	$4,364
Net cash provided from financing activities	$4,364

Cash at end of the period	$1

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from April 2, 2012 (date of inception) to June 30, 2012

(1) Background and Organization

RLJ Entertainment, Inc., a Nevada corporation (the “Company”) was formed on April 2, 2012 as a direct wholly owned subsidiary of RLJ Acquisition, Inc. (“RLJ Acquisition”), a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company was formed solely for the purpose of effecting a business combination (the “Business Combination”) among the Company, RLJ Acquisition, Image Entertainment, Inc. (“Image”) and Acorn Media Group, Inc. (“Acorn”). At June 30, 2012, the Company had no operations. All activity through June 30, 2012 relates to the Company’s Registration Statement on Form S-4 (No. 333-180714), originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012, which was declared effective on August 10, 2012.

(2) Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations for the period from April 2, 2012 (date of inception) to June 30, 2012. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

(3) Summary of Significant Accounting Policies

(a) Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying condensed balance sheets.

(b) Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed interim financial statements.

(d) Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At June 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through June 30, 2012 relates to the Company’s formation, and the Company’s Registration Statement on Form S-4 (No. 333-180714), originally filed with the SEC on April 13, 2012, which was declared effective on August 10, 2012. The Company will not generate any operating revenues until after completion of the Business Combination.

(e) Net loss per common share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

(4) Business Combination

On April 10, 2012, the Company, RLJ Acquisition, Image, Acorn, and Peter Edwards, in his capacity as the Shareholder Representative entered into a Joinder Agreement (the “Joinder Agreement”). Pursuant to the Joinder Agreement, the Company became a party to, and agreed to be bound by the terms of, (i) that certain Agreement and Plan of Merger, dated as of April 2, 2012, by and between RLJ Acquisition and Image, (ii) that certain Preferred Stock Purchase Agreement, dated as of April 2, 2012, by and among RLJ Acquisition and the holders of the shares of Series B Preferred Stock of Image, and (iii) that certain Stock Purchase Agreement, dated as of April 2, 2012, by and among RLJ Acquisition, Acorn, the shareholders of Acorn and Peter Edwards, in his capacity as the shareholder representative (the “Shareholder Representative”), as if the Company had been an original signatory and party to each such agreement.

(5) Subsequent Events

Amended and Restated Articles of Incorporation

On August 9, 2012, the Company filed an amended and restated articles of incorporation with the Nevada Secretary of State. The amended and restated articles of incorporation became effective upon filing. Pursuant to the amended and restated articles of incorporation, the total number of authorized shares of capital stock available for issuance is 251,000,000, consisting of 250,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and1,000,000 shares of “blank check” preferred stock.

Effectiveness of Registration Statement on Form S-4

On August 10, 2012, the SEC declared effective the Company’s Registration Statement on Form S-4 (File No. 333-180714), as amended, originally filed with the SEC on April 13, 2012.

Consummation of Business Combination with RLJ Acquisition, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc.

On October 3, 2012, pursuant to the Agreement and Plan of Merger, dated as of April 2, 2012 (the “Merger Agreement”), by and among the Company, RLJ Acquisition, Image, RLJ Merger Sub I, Inc. (“RLJ Sub”) and RLJ Merger Sub II, Inc. (“Image Sub”), following the consummation of the merger of RLJ Sub with and into RLJ Acquisition (the “RLJ Merger”) and the merger of Image Sub with and into Image (the “Image Merger” and, together with the RLJ Merger, the “Merger Transaction”), each of RLJ Acquisition and Image became wholly owned subsidiaries of the Company.

Upon completion of the Image Merger, each outstanding share of Image common stock (excluding dissenting shares) was automatically converted into the right to receive 0.00972 shares of Common Stock except that shares of Image common stock held by Image, Image Sub, the Company, or any direct or indirect wholly owned subsidiary of the Company or Image were canceled without any conversion, payment, or distribution. Also, upon completion of the RLJ Merger, each share of RLJ Acquisition common stock was automatically converted into the right to receive consideration of one share of Common Stock (except for 1,267,739 shares of the RLJ Acquisition’s common stock which were contributed for no consideration by RLJ SPAC Acquisition, LLC (the “Sponsor”) to RLJ Acquisition for cancellation immediately prior to the RLJ Merger) and each warrant to purchase shares of RLJ Acquisition common stock was automatically converted into a warrant to purchase an equal number of shares of Common Stock (except for warrants to purchase 2,850,000 shares of RLJ Acquisition’s common stock which were contributed for no consideration by the Sponsor to RLJ Acquisition for cancellation immediately prior to the RLJ Merger).

Immediately prior to the consummation of the Merger Transaction, and pursuant to the Preferred Stock Purchase Agreement, dated as of April 2, 2012 and amended by Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of October 3, 2012 (the “Preferred Stock Purchase Agreement”), by and among the Company, RLJ Acquisition and the holders of Image’s Series B Cumulative Preferred Stock (the “Preferred Stock”), such holders sold all of the outstanding shares of Preferred Stock to RLJ Acquisition. The aggregate purchase price paid to the holders of the Preferred Stock was (i) an aggregate of $2,800,000 in cash, (ii) unsecured subordinated promissory notes from the Company in the aggregate principal amount of $14,800,000, (iii) an aggregate of 575,000 shares of Common Stock issued in a private placement (the “Image Private Placement Shares”), and warrants to purchase an aggregate of 150,000 shares of Common Stock issued in a private placement (the “Image Private Placement Warrants”). Prior to the issuance of the Image Private Placement Shares and Image Private Placement Warrants, the Sponsor contributed 75,000 shares of RLJ Acquisition’s common stock and warrants to purchase 150,000 shares of RLJ Acquisition’s common stock for no consideration to RLJ Acquisition for cancellation. The unsecured subordinated notes issued by the Company to the former holders of the Preferred Stock bear interest at 12% per annum, of which 5.4% is payable in cash annually and the balance is either paid through the issuance of shares of Common Stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature upon the earlier of six years from the date of issuance or six months after the latest stated maturity of the senior debt issued pursuant to the credit facility described below.

Immediately following the consummation of the Merger Transaction, and pursuant to the Stock Purchase Agreement, dated as of April 2, 2012 and amended by Amendment No. 1 to Stock Purchase Agreement, dated as of October 3, 2012 (the “Stock Purchase Agreement” and, together with the Merger Agreement and the Preferred Stock Purchase Agreement, the “Agreements”), by and among the Company, RLJ Acquisition, Acorn, the shareholders of Acorn, and the Shareholder Representative, the shareholders of Acorn sold all the outstanding shares of Acorn’s common shares to RLJ Acquisition (the “Acorn Transaction” and together with the Merger Transaction and the other ancillary transactions contemplated by the Agreements, the “Transactions”). The aggregate purchase price paid to the shareholders of Acorn was (i) an aggregate of approximately $99.7 million in cash (which amount includes $5,000,000 placed in an indemnity escrow account and approximately $35.4 million in additional Acorn transaction related expenses and payments), (ii) 1,575,000 shares of Common Stock (consisting of 1,000,000 registered shares (the “Registered Shares”) and 575,000 shares issued in a private placement (the “Acorn Private Placement Shares” and, together with the Image Private Placement Shares, the “Private Placement Shares”)), and (iii) warrants to purchase 1,150,000 shares of Common Stock (consisting of registered warrants to purchase 1,000,000 shares (the “Registered Warrants”) and warrants to purchase 150,000 shares issued in a private placement (the “Acorn Private Placement Warrants” and, together with the Image Private Placement Warrants, the “Private Placement Warrants”)). Prior to the issuance of the Acorn Private Placement Shares and Acorn Private Placement Warrants, the Sponsor contributed 75,000 shares of RLJ Acquisition’s common stock and warrants to purchase 150,000 shares of RLJ Acquisition’s common stock for no consideration to RLJ Acquisition for cancellation.

SunTrust Credit Facility

In connection with the consummation of the business combination described above, the Company, RLJ Acquisition, Acorn, Image, Image/Madacy Home Entertainment, LLC, a majority owned subsidiary of Image (“IMHE”), RLJ Sub, and Image Sub, as borrowers (the Company, RLJ Acquisition, Image, IMHE, RLJ Sub, Image Sub, and Acorn, collectively, the “Borrowers”), entered into a Credit Agreement (the “Credit Facility”) with certain lenders, SunTrust Bank (“SunTrust”), as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Bookrunner. The Credit Facility includes a five-year $15 million revolving credit facility and three tranches of term loans totaling $55 million with final maturities ranging from five to five and one-half years, at interest rates ranging from prime rate plus 5% to 6.25% or LIBOR plus 6% to 7.25%, plus an additional 3% per annum paid in kind on the last $15 million of the facilities. The obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Borrowers, pursuant to the Pledge and Security Agreement, dated as of October 3, 2012, by and among the Borrowers, SunTrust, and the certain lenders (the “Security Agreement”).

The proceeds of the Credit Facility were used (i) to pay off the existing credit facility of Image, which provided for a revolving line of credit of $17.5 million and had an expiration date of June 23, 2014, (ii) to pay off the existing credit facility of Acorn, which provided for an $18.0 million term loan and a $10.0 million revolving line of credit and had an expiration date of February 28, 2015, and (iii) to fund a portion of the purchase price payable to the Acorn stockholders in connection with the business combination. Amounts available under the Credit Facility will also be used for general working capital purposes.

In connection with the transactions contemplated by the Credit Facility, the Company issued to Drawbridge Special Opportunities Fund, LP (“Drawbridge”), an affiliate of one of the lenders under the Credit Facility, warrants to purchase 1,000,000 shares of Common Stock in a private placement (the “Drawbridge Warrants”). Prior to the issuance of the Drawbridge Warrants, the Sponsor contributed a warrant to purchase 1,000,000 shares of RLJ Acquisition’s common stock for no consideration to RLJ Acquisition for cancellation.

Assignment, Assumption and Amendment of Warrant Agreement

On October 3, 2012, in connection with the consummation of the business combination described above, the Company, RLJ Acquisition and Continental Stock Transfer & Trust Company (the “Warrant Agent”) entered into an Assignment, Assumption and Amendment Agreement, pursuant to which RLJ Acquisition assigned to the Company all of RLJ Acquisition’s rights, title and interest in, and the Company assumed all of RLJ Acquisition’s liabilities and obligations under, the existing Warrant Agreement, dated as of February 22, 2011, by and between RLJ Acquisition and the Warrant Agent which governs the terms of (i) the Fortress Warrants, (ii) warrants to purchase 550,000 shares of Common Stock issued to Wexford Spectrum Investors LLC pursuant to a Consulting Agreement and (iii) the warrants issued by the Company in connection with business combination described above.

2012 Incentive Compensation Plan

The RLJ Entertainment, Inc. 2012 Incentive Compensation Plan (the “Incentive Plan”) was approved by (i) the shareholders of RLJ Acquisition at a special meeting on September 20, 2012, (ii) the shareholders of Image on September 20, 2012, and (iii) the shareholders of Acorn on October 3, 2012. The Incentive Plan is administered by the compensation committee of the Company’s board of directors, and allows the compensation committee to award up to a maximum of 2,157,397 shares under the Incentive Plan, provided that the total number of shares of Common Stock is less than 19,416,573. The compensation committee may award Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Bonus Stock and Awards in Lieu of Obligations, Dividend Equivalents, Performance Awards, and Other Stock-Based Awards (as those terms are defined in the Incentive Plan). No person may be granted (i) Options or Stock Appreciation Rights with respect to more than 750,000 shares or (ii) Restricted Stock, Restricted Stock Units, Performance Shares, and/or Other Stock Based Awards with respect to more than 750,000 shares. In addition, no person may be granted more than $1,000,000 with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) under the Incentive Plan, or $2,000,000 with respect to any Performance Period that is more than 12 months.

Non-Executive Director Compensation Arrangements

On October 23, 2012, the compensation committee of the Company’s board of directors approved compensation arrangements for its non-executive members. Under these arrangements, beginning November 1, 2012, each director will be paid an annual retainer fee of $100,000, consisting of $50,000 in cash paid in four equal quarterly installments and $50,000 in shares of the Company’s restricted stock, all of which restricted shares will vest one year from the date of the grant.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Nevada corporation which was organized on April 2, 2012 as a direct wholly owned subsidiary of RLJ Acquisition, Inc. We were formed solely for the purpose of effecting a business combination between RLJ Acquisition, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc. We have neither engaged in any operations nor generated any revenues from operations from inception through the end of the period covered by this report. Our entire activity from inception through the end of the period covered by this report has related to the our Registration Statement on Form S-4 (No. 333-180714), originally filed with the Securities and Exchange Commission on April 13, 2012, which was declared effective on August 10, 2012.

Off-Balance Sheet Arrangements

For the period covered by this report, we did not enter into any off-balance sheet financing arrangements and did not establish any special purpose entities. For the period covered by this report, we did not guarantee any debt or commitments of other entities or enter into any options on non-financial assets.

Contractual Obligations

For the period covered by this report, we did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Our Chief Executive Officer and Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended June 30, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in the section titled “Risk Factors – Risks Factors Relating to the Business Combination” in the prospectus contained in our Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on April 13, 2012, as amended.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

New independent registered public accounting firm

On November 29, 2012 (the “Engagement Date”), we engaged BDO USA, LLP (“BDO”) as our independent registered public accounting firm for our fiscal year ending December 31, 2012. The decision to engage BDO as our independent registered public accounting firm was approved by our Board of Directors.

During the two most recent fiscal years and through the Engagement Date, we have not consulted with BDO regarding either:

(i)	the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

* Filed Herewith

** To be filed by amendment

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Amendment No. 4 to the Registration Statement on Form S-4 filed with the SEC on August 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

December 3, 2012	By: /s/ Theodore S. Green
Name: Theodore S. Green
Title: Chief Executive Officer
(principal executive officer)

December 3, 2012	By: /s/ John P. Avagliano
Name: John P. Avagliano
Title: Chief Financial Officer
(principal financial and accounting officer)

