Form 10-Q
period 2012-09-30
RLJ ENTERTAINMENT, INC.
filed 2012-12-03
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35675

RLJ ENTERTAINMENT, INC.

(Exact name of Registrant as specified in its charter)

Nevada	45-4950432
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3 Bethesda Metro Center, Suite 1000 Bethesda, Maryland 20814 (Address of principal executive offices) (301) 280-7737 (Registrant’s telephone number, including area code)

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of November 30, 2012 was 13,339,968.

EXPLANATORY NOTE

On August 10, 2012, the Registration Statement on Form S-4 (No. 333-180714) (the “Registration Statement”) of RLJ Entertainment, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Registration Statement was originally filed with the SEC on April 13, 2012. This Quarterly Report on Form 10-Q for the period ended September 30, 2012 is being filed with the SEC to the extent that Rule 15d-13 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is applicable to the Company as a result of the effectiveness of the Registration Statement. For additional financial information concerning the Company, including certain pro forma financial information, see the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2012 in connection with the business combination among the Company, RLJ Acquisition, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc.

TABLE OF CONTENTS

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RLJ Entertainment, Inc.

CONDENSED BALANCE SHEET

(Unaudited)

Sept 30, 2012

ASSETS
Current assets:
Cash	$1
Total assets	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilitites:
Accrued expenses	$8,085
Total liabilities	$8,085

Stockholders' equity:
Common stock, $0.001 par value. Authorized 250,000,000 shares; 100 shares issued and outstanding at September 30, 2012	$1
Additional paid-in-capital	$4,363
Accumulated deficit	$(12,448)
Total stockholders' equity (deficit)	$(8,084)
Total liabilitites and stockholders' equity (deficit)	$1

1

RLJ Entertainment, Inc.

 CONDENSED STATEMENT OF OPERATIONS

 (Unaudited)

	Three Months Ended Sept 30, 2012	April 2, 2012 (date of inception) to Sept 30, 2012

Formation costs		$4,363
General and administrative expenses	$8,085	$8,085

Net loss	$(8,085)	$(12,448)

Loss per common share:
Basic and diluted	$(81)	$(124)

Weighted average common shares outstanding:
Basic and diluted	100	100

RLJ Entertainment, Inc.

CONDENSED STATEMENT OF CASH FLOWS

 (Unaudited)

	Three Months Ended Sept 30, 2012	April 2, 2012 (date of inception) to Sept 30, 2012

Cash flows from operating activities:
Net loss	$(8,085)	$(12,448)
Increase in cash attributable to changes in operating liabilities:
Accrued expenses	$8,085	$8,085

Net cash used in operating activities	$-	$(4,363)

Cash flows from financing activities:
Proceed from issuance of common stock		$4,364
Net cash provided from financing activities	$-	$4,364

Cash at end of the period	$-	$1

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from April 2, 2012 (date of inception) to September 30, 2012

(1)	Background and Organization

RLJ Entertainment, Inc., a Nevada corporation (the “Company”) was formed on April 2, 2012 as a direct wholly owned subsidiary of RLJ Acquisition, Inc. (“RLJ Acquisition”), a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company was formed solely for the purpose of effecting a business combination (the “Business Combination”) among the Company, RLJ Acquisition, Image Entertainment, Inc. (“Image”) and Acorn Media Group, Inc. (“Acorn”). At September 30, 2012, the Company had no operations. All activity through September 30, 2012 relates to the Company’s Registration Statement on Form S-4 (No. 333-180714), originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2012, which was declared effective on August 10, 2012.

(2)	Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2012 and the results of operations for the three months ended September 30, 2012 and for the period from April 2, 2012 (date of inception) to September 30, 2012. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At September 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through September 30, 2012 relates to the Company’s formation, and the Company’s Registration Statement on Form S-4 (No. 333-180714), originally filed with the SEC on April 13, 2012, which was declared effective on August 10, 2012. The Company will not generate any operating revenues until after completion of the Business Combination.

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

Upon completion of the Image Merger, each outstanding share of Image common stock (excluding dissenting shares) was automatically converted into the right to receive 0.00972 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), except that shares of Image common stock held by Image, Image Sub, the Company, or any direct or indirect wholly owned subsidiary of the Company or Image were canceled without any conversion, payment, or distribution. Also, upon completion of the RLJ Merger, each share of RLJ Acquisition common stock was automatically converted into the right to receive consideration of one share of Common Stock (except for 1,267,739 shares of the RLJ Acquisition’s common stock which were contributed for no consideration by RLJ SPAC Acquisition, LLC (the “Sponsor”) to RLJ Acquisition for cancellation immediately prior to the RLJ Merger) and each warrant to purchase shares of RLJ Acquisition common stock was automatically converted into a warrant to purchase an equal number of shares of Common Stock (except for warrants to purchase 2,850,000 shares of RLJ Acquisition’s common stock which were contributed for no consideration by the Sponsor to RLJ Acquisition for cancellation immediately prior to the RLJ Merger).

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

(b) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended September 30, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

