Form 10-K
period 2012-12-31
RLJ ENTERTAINMENT, INC.
filed 2013-04-10
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 001-35675
__________________________
RLJ ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
__________________________

Nevada	45-4950432
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814
(Address of principal executive offices, including zip code)

(301) 280-7737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The common stock of the registrant commenced publicly trading on October 4, 2012. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013:  13,377,546

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its proxy statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

RLJ ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2012 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

•	our ability to integrate the businesses of Image Entertainment, Inc. and Acorn Media Group, Inc.;
•	the anticipated benefits of the business combination (as described in this Annual Report) may not be fully realized or may take longer to realize than expected;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our ability to maintain relationships with customers, employees, suppliers and lessors;
•	the loss of key personnel;
•	delays in the release of new titles or other content;
•	the effects of disruptions in our supply chain;
•	our public securities’ limited liquidity and trading;
•	our ability to continue to meet the NASDAQ Capital Market continuing listing standards; or
•	our financial performance, including our ability to achieve new revenue growth and EBITDA margins or realize synergies.

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed above and elsewhere, including “Item1A.  Risk Factors” below.  If any of these risks occur, our business, results of operations, and financial condition could be harmed, the price of our common stock could decline and you may lose all or part of your investment, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

EXPLANATORY NOTE

On October 3, 2012, the business combination of RLJ Entertainment, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc. was completed.  For financial reporting purposes, the financial statements accompanying this Annual Report have been divided into (i) the “predecessor” period (pre-October 3, 2012) which include the activities of Acorn Media Group, Inc. and its subsidiaries, and (ii) the “successor” period (post-October 3, 2012) which include the activities of RLJ Entertainment, Inc. and its subsidiaries, including Image Entertainment, Inc. and Acorn Media Group, Inc.  Results for the predecessor period are not indicative of, or comparable to, results for the successor period.  “We,” “our” or “us” when used in this Annual Report refer to RLJ Entertainment, Inc. and its subsidiaries for the successor period, and Acorn Media Group, Inc. and its subsidiaries for the predecessor period, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Overview

RLJ Entertainment, Inc. (or RLJE) is a leading global entertainment company with a presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012 as a wholly-owned subsidiary of RLJ Acquisition, Inc. (or RLJA), a special purpose acquisition company.  On October 3, 2012, the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media) was completed, which is referred to in this Annual Report as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or Acorn Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination and Acorn Media, Inc. and its subsidiaries for periods prior to the Business Combination, unless otherwise noted.

We engage in motion picture and television programming distribution, urban programming distribution, select British drama co-production, broadcast and digital distribution, new channel platforms and international distribution and sales. We market our products through a multi-channel strategy encompassing (1) the licensing and sale of original programs produced by our wholly-owned subsidiary, APL, our majority-owned subsidiary, ACL, as well as our RLJE produced fitness and urban offerings; (2) wholesale distribution through retail partners covering brick-and-mortar establishments, digital, broadcast and cable partners; and (3) a direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages our British drama co-production, including British drama series Foyle’s War, Poirot and Miss Marple and the exploitation on all media platforms of the intellectual property rights owned by ACL.  APL also co-ordinates all revenues associated with those rights.  ACL is home to many works of mystery fiction, including And Then There Were None, Murder on the Orient Express and Death on the Nile and includes all the stories of the detectives Hercule Poirot and Miss Marple.  The Agatha Christie library owned by ACL includes approximately 80 novels and short story collections and 19 plays.  Over 3 million Agatha Christie books are sold globally, annually.  The activities of ACL are material to the overall financial and operating performance of RLJE and, as such, we have included in this Annual Report the audited financial statements of ACL from February 29, 2012 to December 31, 2012.

Our wholesale business is distributed through major retailers in the United States, Canada, United Kingdom and Australia, including, among others, Amazon, Walmart, Target, Costco, Barnes & Noble, Netflix, BET, Showtime, DirectTV, Roku and Hulu.  We have a catalog of owned and long-term licensed products in excess of 5,300 titles, segmented into genre-based program lines such as Acorn (British drama/mystery), Agatha Christie (British mysteries based upon Agatha Christie’s written works), Image (independent feature films, stand-up comedy), One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).

Our direct-to-consumer segment is further enhanced by the continued roll-out of digital channels, such as subscription-based Acorn TV and planned near-term subscription extensions within the United States (or US) urban and faith/lifestyle markets.  These enhanced digital channels engage audiences with programming that is targeted to their individual interests.

Prior to the consummation of the Business Combination, RLJE’s principal executive office was located at 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814.  Certain of our executive officers and directors who are affiliated with the RLJ Companies continue to work out of this Bethesda office.  We do not make any payments to the RLJ Companies for the use of the Bethesda office.  Following the consummation of the Business Combination, our principal executive offices have been located in Silver Spring, Maryland, with additional US locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

Company Vision

We are a creator, owner and distributor of media content across all platforms – digital, broadcast and physical. We leverage our branding expertise, our access to content and our direct to consumer skills to optimize the value of our programs for distinct audiences.

In order to maximize profit, we maintain a disciplined approach to acquire, distribute and, to a lesser extent, co-produce content by balancing our financial risks against the probability of financial success for each project. We also strive to maintain a disciplined approach to investments in, or acquisitions of, libraries or other assets that will complement our diverse businesses.  We believe these investments are critical for generating long-term profitability, represent an optimal use of our capital and build our content library for future growth.

•	Strategic Goals:

o	Optimize content through multiplatform distribution channels and ownership of intellectual property rights

o	Continued licensing of complementary programming content to augment existing offerings

o	Optimize exploitation of content across all platforms with specific focus on subscription models tailored to distinct consumer interests

o	Continued investment in managing and owning the consumer relationship

•	Key Strategic Assets:

o	Programming Content:

▪
Our content library – we have a large and robust collection of programs (over 5,300 titles) that appeal to distinct audiences across all platforms.  We acquire and develop new programs by entering into exclusive and long-term licensing and distribution contracts, and through the exploitation of the intellectual property rights we own in a measured co-investment production approach.

▪
Relationships with several suppliers – we maintain and nurture relationships through frequent contacts, and our on-the-ground presence in multiple territories allows us to be the single distributor of several program franchises.

▪
Our complementary businesses (direct-to-consumer and third-party distribution), product formats (digital, broadcast, and physical), and territories allow us to achieve critical mass and to optimize revenues for our programming partners.

o	Customer Relations:

▪
Brand and genre focus through our program lines: Image (feature films, stand-up comedy, Classic TV, IMAX), Acorn (British Drama/Mysteries), Criterion (High End/Art Films), One Village (Urban), Athena (Documentaries/Educational), Madacy (Budget Specialty), Acacia (Fitness and Health), and Slingshot Pictures (Faith and Family).  We believe that our brands promote consumer loyalty and help us optimize the promotion and distribution of our programs.  Our brand and genre focus also help us understand and succeed within markets in which we operate.

▪	Direct access to the consumer through Acorn TV and our Direct to Consumer business division allows us to optimize the value of our programs and our company.

▪	Third party outlets: over many years we have developed relationships with key third-party broadcast, digital and retail outlets for which our programs are point of differentiation and value creation.

▪
ACL’s long-standing relationships with important global media companies such as ITV, Harper Collins and Hachette, who distribute the Agatha Christie assets on a global footprint, have yielded, and we believe will continue to yield, important benefits to our company.

We have a catalog of owned and long-term licensed products in excess of 5,300 titles.  Our library provides us with significant cash-flow value and generates working capital which is continuously redeployed to acquire/co-produce new offerings and fund strategic initiatives.

Highlighted titles from 2012 and sample titles for 2013 by genre-based program line include the following:

Features
Titles Released in 2012	Projected Titles for Release in 2013
The Tall Man (starring Jessica Biel, Jodelle Ferland, Stephen McHattie)
Witches of Oz (starring Paulie Rojas, Billy Boyd, Sean Astin, Ethan Embry, Mia Sara, Lance Henriksen, Christopher Lloyd)
Memorial Day (starring Jonathan Bennett, James Cromwell, John Cromwell)
Teen Spirit (an ABC Family original movie)
Bullhead (2012 Academy Award Nominee for Best Foreign Language Film)
Freak Dance (starring Michael Cassady, Megan Heyn, Amy Poehler)
Radio Rebel (starring Debby Ryan)
Red Hook Summer (a film by Spike Lee)
Goats (starring Vera Farmiga, David Duchovny and Keri Russell)
Airborne (starring Mark Hamill, Craig Conway and Billy Murray)
Lovely Molly (from the makers of The Blair Witch Project and The Lord of the Rings)
Klown (an Alamo Drafthouse Film)
The FP (an Alamo Drafthouse Film)
Los Scavengers (starring Vincente Rodriguez)
Gone Hollywood (starring Vincente Rodriguez)
Midnight Son
Madison County
Robotropolis
Episode 50
Dead Season
The Theatre Bizarre
Monster Brawl
Home Run Showdown
The Ambassador

Numbers Station (starring John Cusack, Malin Akerman, Hannah Murray)
The Colony (starring Laurence Fishburne, Kevin Zegers, Bill Paxton)
Day of the Falcon (starring Antonio Banderas, Mark Strong, Freida Pinto and Tahar Rahim)
Odd Thomas (starring Willem Dafoe, Anton Yelchin, Nico Tortorella, Written by Dean Koontz)
The Devil’s in the Details (starring Ray Liotta, Emilio Rivera, Joel Mathews, Raymond J. Barry)
Paradise (starring Julianne Hough, Russell Brand, Octavia Spencer, Nick Offerman, Holly Hunter)
Stranded (starring Christian Slater)
Tomorrow You’re Gone (starring Stephen Dorff, Michelle Monaghan, Willem Dafoe)
Step Dogs
All Superheroes Must Die
Blood
Evidence
Home Sweet Home
Prank
Venus & Vegas
Frankenstein Theory
Fast Girls
The Cyclist
Nobody Gets Out Alive
Ghoul
Cherry Tree Lane
State of Emergency
The Wicked
Paranormal Movie
Last Kind Words
Wake in Fright (an Alamo Drafthouse Film)
Wrong (an Alamo Drafthouse Film)
Graceland (an Alamo Drafthouse Film)
Pieta (an Alamo Drafthouse Film)
A Band Called Death (an Alamo Drafthouse Film)
Art of Killing (an Alamo Drafthouse Film)
I Declare War (an Alamo Drafthouse Film)

Acacia/Fitness
Titles Released in 2012	Projected Titles for Release in 2013
Exhale: Core Fusion Power Sculpt
SparkPeople: Total Body Sculpting
Bethenny's Skinnygirl Yoga Workout Collection
Exhale: Core Fusion 30 Day Sculpt
Ultimate Kettlebell Workouts for Beginners
Dr. Lisa: Yoga Blast
Canyon Ranch: Yoga for Strength & Energy
Canyon Ranch: Strong & Sculpted
Shiva Rea: Core Yoga
Shiva Rea: Daily Energy Collection

Exhale: Core Fusion Barre Basics for Beginners
Kenya Moore: Booty Bootcamp
Ballet Body: Upper Body Workout
Ballet Body: Core Workout
Ballet Body: Lower Body Workout
Prenatal Workouts  (2-pack)
Yoga to the Rescue For Pain Free Back, Neck, & Shoulders (2-pack)
Quick Fit
Cardio Boxing Express
Arthritis Rx with Vijay Vad
Active with Arthritis

Urban/One Village Entertainment
Titles Released in 2012	Projected Titles for Release in 2013
The American Dream (starring Jamil Walker Smith)
Dysfunctional Friends (starring Stacey Dash, Hosea Chanchez)
She’s Not Our Sister (starring Kellita Smith)
David E. Talbert’s A Fool and His Money (starring Michael Beach, Eddie Griffin)
David E. Talbert’s Suddenly Single (starring Isaiah Washington, Garcielle Beauvais)
Note to Self (starring Christian Keys, Letoya Luckett)
The Love you Save (a GMC original production)
Sugar Mommas (a GMC original production)
Diary of Single Mom (starring Monica Calhoun, Leon, Billy Dee Williams)
All Things Fall Apart (starring 50 Cent, Mario Van Peebles, Ray Liotta, Lynn Whitfield)
David E. Talbert’s What My Husband Doesn’t Know (starring Brian White, Michelle Williams)
I Ain’t Scared of You: A Tribute to Bernie Mac (a documentary)
Trinity Goodheart (starring Eric Benet)
Red Hook Summer (starring Clarke Peters, Nate Parker)
David E. Talbert’s What Goes Around Comes Around (starring Wesley Jonathan, Reagan Gomez, Tony Rock, Lavell Crawford)

Last Fall (starring Lance Gross, Nicole Beharie, Vanessa Bell Calloway, Darrin Henson, Keith David, Harry Lennix)
Love Section (starring Teyana Taylor, Mekhi Phifer, Brian Hooks, Kellita Smith, Lawrence Adisa, Omar Miller, Davetta Sherwood)
BMF: The Rise and Fall of a Hip-Hop Drug Empire (a documentary)
24-Hour Love (starring Malinda Williams, Tatyana Ali, Keith Robinson, Eva Marcille, Angell Conwell)
Love Buddies (starring Tatyana Ali, Keith Robinson)
If You Really Love Me (starring Reagan Gomez-Preston, Eva Marcille, Caryn Ward, Keith Robinson, Mel Jackson, DeEtta West, Anthony Edwards)
Somebody’s Child (starring Lynn Whitfield, Michael Jai White)
Apartment 4E (starring Nicole Beharie)
The Undershepherd (starring Isaiah Washington, Lamman Rucker, Malinda Williams, Robinne Lee, Elise Neal, Vanessa Bell Calloway) *unsigned
Sistas: The Musical (starring April Nixon, Lexi Rhoades, Tracey Conyer Lee, Jennifer Fouche)
The Divorce (starring Vanessa Bell Calloway, Dawnn Lewis, Tatyana Ali)
Frat Brothers (starring Romeo Miller, Darrin Dewitt Henson, Mishon Ratliff)
Homecoming (starring Sheldon Shaw, Tiffany-Denise, Jerry Ford)
I Want My Name Back (a documentary featuring Wonder Mike and Master Gee formerly of the Sugarhill Gang)
GMC2-pk: From This Day Forward (starring Essence Atkins, Leon, Vanessa Simmon)/For Richer or Poorer (starring Rockmond Dunbar, Angell Conwell, Letoya Luckett, Carl Payne)
Raising Izzie (starring Vanessa Williams, Rockmond Dunbar)
Going Home For Christmas (cast TBD)
She’s Still Not Our Sister (starring Jazsmin Lewis, Jackee Harry, Christian Keyes, Kellita Smith)
Another Man Will (cast TBD)

Athena/Educational
Titles Released in 2012	Projected Titles for Release in 2013
Understanding Art: Impressionism
Bill Moyers on Addiction: Close to Home
Bill Moyers: A World of Ideas II—Great Thinkers
James May’s 20th Century
Treasure Houses of Britain
Joseph Campbell: Mythos—The Complete Series
Bill Moyers: Amazing Grace
Battlefield Detectives
In Their Own Words
Time Team: Unearthing the Roman Invasion
Narrow Escapes of World War II

The Story of Math Collection
Bill Moyers: Becoming American
Bill Moyers: Beyond Hate
Shakespeare: The King’s Man
Understanding Art: Hidden Lives of Masterpieces
Broadway Musicals: A Jewish Legacy
Missions That Changed the War: The Doolittle Raid
Missions That Changed the War: Germany’s Last Ace
Brainwave
Martin Clunes’ Islands of Britain

Stand-up Comedy
Titles Released in 2012	Projected Titles for Release in 2013
Paul Rodriguez: Just For the Record Ralphie May: Too Big to Ignore D.L. Hughley: Reset Brian Hooks: LMAO Jim Gaffigan: Mr. Universe Louie Anderson: Big Baby Boomer	Tom Greene Harland Williams: Forces of Nature Ron White: A Little Unprofessional

The Criterion Collection
Titles Released in 2012	Projected Titles for Release in 2013
Rosemary’s Baby (directed by Roman Polanski; starring Mia Farrow, John Cassavetes, Ruth Gordon who won an Academy Award™ for her role, Sidney Blackmer)
Being John Malkovich (nominated for three Academy Awards™, including Best Director and Best Screenplay; starring John Malkovich, Cameron Diaz, John Cusack, Catherine Keener, Academy Award™ nominated for her role)
The Game (a David Fincher film; starring Academy Award™ winners Sean Penn and Michael Douglas)
Anatomy of a Murder (nominated for seven Academy Awards™, including Best Picture; starring James Stewart and Ben Gazzara)
Tiny Furniture (the film that introduced two-time Golden Globe™ winning actor/director, Lena Dunham)
Godzilla (all-time famous monster movie)
Purple Noon (first film adaptation of the novel, The Talented Mr. Ripley)
The Following (first film from Christopher Nolan, the director behind Inception and the Dark Knight franchise)
Quadrophenia (based on The Who’s epic album)
Summer with Monika (an Ingmar Bergman film)
Le Havre (2011 Fipresci Prize winner, Cannes)
Certified Copy (starring Academy Award winners Juliette Binoche and Jean-Claude Carrière)
Summer Interlude (an Ingmar Bergman film)
Gold Rush (starring Charlie Chaplin)
Harold & Maude (a Hal Ashby film)
Shallow Grave (first film from Academy Award™ winner Danny Boyle)
39 Steps (an Alfred Hitchcock film)
Gray’s Anatomy (a Stephen Soderbergh film starring Spalding Gray)
And Everything is Going Fine (a Stephen Soderbergh film starring Spalding Gray)

On the Waterfront (starring Marlon Brando)
The Blob (starring Steve McQueen)
3:10 to Yuma (starring Glenn Ford)
Richard III (starring, directed and produced by Laurence Olivier)
Ministry of Fear (directed by Fritz Lang)
Badlands (directed by Terrence Malick; starring Martin Sheen and Sissy Spacek)
The Life and Death of Colonel Blimp
Monsieur Verdoux (starring Charlie Chaplin)
Pina (from Wim Wenders comes Criterion’s first ever 3D Blu-ray release)
A Man Escaped
The Man Who Knew Too Much
The Tin Drum
The Spirit of the Beehive
The Kid with the Bike
The Battle of Narayama
Chronical of a Summer
Sansho the Baliff
Gate of Hell
Naked Lunch
Repo Man
Pierre Etaix
Eclipse Series 38: Kobayashi
Band of Outsiders
Medium Cool
Life is Sweet
Jubal

Slingshot Pictures/Faith & Family
Titles Released in 2012	Projected Titles for Release in 2013
The Heart of Christmas (starring Candace Cameron Bure, George Newbern)
The Holy Roller
Decision (starring Natalie Grant 4-time GMA Dove Award Female Vocalist of the Year Winner & Billy Dean Grammy Award Winning Country Music Artist)
Lukewarm (Starring John Schneider, Jason Burkey)

Solomon Bunch (received 5 out of 5 Doves)
God’s Country (starring Jenn Gotzon; received 5 out of 5 Doves and nominated for a Crystal Dove Seal Award, the Dove Foundation’s Highest Honor)
Online (From the Kevan Otto the producer of What Would Jesus Do and the Writer of The Woodcarver)
Anything is Possible (starring Ethan Bortnick, an eleven year old pianist has been crowned the “Youngest Musician to Headline a Solo Concert Tour” by Guinness World Records)
So, This is Christmas (starring Eric Roberts and Vivica A. Fox)

Image/Madacy
Titles Released in 2012	Projected Titles for Release in 2013
The Complete Adventures of Teddy Ruxpin (10-pk) Route 66 / America's National Parks (10-pk) WWII: The Pacific Campaign (3-pk) The Best of Ernest (10-pk) The Best of Black Beauty (10-pk)
The Best of Roy Rogers: King of the Cowboys (10-pk)
The Best of The Dick Van Dyke Show (6-pk)
The Best of Jack Hanna's Animal Adventures (5-pk)
Bela Lugosi: Scared to Death Collection (10-pk)
Best of Naked City (10-pk)
Beverly Hillbillies
Baseball: The Golden Age of America’s Game
Bonanza
Flash Gordon
Superman and Friends
The Lone Ranger

Acorn/British Drama
Titles Released in 2012	Projected Titles for Release in 2013
Agatha Christie’s Poirot: The Early Cases Collection
Midsomer Murders: Mystery and Mayhem Collection
Midsomer Murders: Set 20
The Crimson Petal and the White
Wish Me Luck: The Complete Collection
New Tricks: Season 7
The Best of Foyle’s War
George Gently: Series 4
Doc Martin: Series 5
Murdoch Mysteries: Season Four
Garrow’s Law: Series 3
The Forsyte Saga Collection
The Complete Red Green Show: High (Quality) Quantity Collection
Vera: Set 2
I, Claudius
Poldark: The Complete Collection
The Costume Drama Classic Collection
Tinker, Tailor, Soldier, Spy (1979 TV Series)

Foyle’s War: Sets 1, 2, 3, 4, 5, 6, & 7
Foyle’s War: The Homefront Files
Agatha Christie’s Partners in Crime: The Tommy & Tuppence Mysteries
Agatha Christie’s Poirot & Marple Fan Favorites Collection
Agatha Christie’s Poirot: Series 7 & 8
Murdoch Mysteries Collection
Murdoch Mysteries: Seasons Two & Five
Midsomer Murders: Sets 21 & 22
Midsomer Murders: Tom Barnaby’s Last Cases
No Job for a Lady: The Complete Collection
A Mind to Kill: Complete Collection
Chance in a Million: Complete Collection
The Scarlet Pimpernel (starring Anthony Andrews, Jane Seymour, Ian McKellen)
The Lord Peter Wimsey Mysteries: Complete Collection
The Syndicate: Series 1
Maigret: Complete Collection
The Prime of Miss Jean Brodie
Garrow’s Law: Complete Collection
Testimony of Two Men
Above Suspicion: Set 2
Trial & Retribution: Set 6
Trial & Retribution: Complete Collection
George Gently Collection: Series 1-4
George Gently: Series 5
A Fine Romance: Complete Collection
Doc Martin Special Collection: Series 1-5 + The Movies
Sugartown
Dirk Gently
Vexed: Series 2
New Tricks: Season 9
Jack Taylor: Set 1
Springhill: Series 1
Honest
Blandings: Series 1
Line of Duty: Series 1
Case Histories: Series 2
Falcon
North & South

TV/Special Interest
Titles Released in 2012	Projected Titles for Release in 2013
Rags to Riches: The Complete Series
The Dick Van Dyke Show: Carl Reiner's Favorites
Ghost Hunters Season 7: Parts 1 & 2
Ghost Hunters International Season 2: Part 2
The Twilight Zone: The Complete Series (Blu-ray version)
The Twilight Zone: More Fan Favorites
Holliston: Season 1
Clinton Documentary
Route 66: Marathon Tour - Chicago to L.A.
Chicago: Chicago in Chicago
Chronos (IMAX)

Naked City: Fan Favorites
Ghost Hunters Season 8: Parts 1 & 2
Ghost Hunters International: Season 3
Ghost Hunters Academy
Barrymore
Tom Holland’s Twisted Tales
Magic Journey to Africa (IMAX)
Ocean Men (IMAX)

General

Based on the methods used by management to manage, evaluate, operate and internally report the business activities of RLJE, our collective businesses have three distinctive reporting segments: (1) Intellectual Property (or IP) Licensing; (2) Wholesale Distribution; and (3) Direct-to-Consumer. Our IP Licensing business segment consists of intellectual property rights that we own and all revenues associated with those rights.  Our Wholesale Distribution segment business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), video-on-demand (or VOD), streaming video, downloading and sublicensing.  Our Direct-to-Consumer business segment consists of the Acorn Direct catalog and online businesses in the US and UK, as well as Acorn TV subscription service.

For financial reporting purposes, the financial statements accompanying this Annual Report have been divided into (i) the predecessor period (pre-October 3, 2012) which include the activities of Acorn Media and its subsidiaries, and (ii) the successor period (post-October 3, 2012) which include the activities of RLJE and its subsidiaries, including Image and Acorn Media. Results for the predecessor period are not indicative of, or comparable to, results for the successor period.

Net Revenue by Segment:

	Successor	Predecessor	Predecessor
(In thousands)	Period From October 3, 2012 to December 31, 2012	Period From January 1, 2012 to October 2, 2012	Year Ended December 31, 2011
IP Licensing	$––	$––	$––
Wholesale Distribution	41,507	36,356	49,582
Direct-to-Consumer	18,022	21,474	34,130
Net Revenues by Segment	$59,529	$57,830	$83,712

Our total assets as of December 31, 2012 and 2011 were:

	Successor	Predecessor
(In thousands)	December 31, 2012	December 31, 2011
IP Licensing	$34,736	$––
Wholesale Distribution	163,115	44,799
Direct-to-Consumer	24,897	3,867
Other Unallocated Assets	19,880	4,037
	$242,628	$52,703

IP Licensing

Our IP Licensing segment consists of our 100% interest in Foyle’s War (Series 1-7 released; Series 8 in production with three (3) new episodes due for delivery in 2013), 100% interest in certain fitness titles produced and marketed under our Acacia line and our majority interest in ACL which holds the IP rights to approximately 80 novels and short story collections and 19 plays written by Agatha Christie and exploited globally through film, TV, stage, digital games and book publishing income streams.

A representative sample of Agatha Christie’s novels and short story collections include:

And Then There Were None (aka Ten Little Indians)
The Murder of Roger Ackroyd
A Murder is Announced
Murder on the Orient Express
The Thirteen Problems
Towards Zero
Endless Night
Crooked House
Ordeal by Innocence
The Moving Finger

Our library includes the long-running (25 years) drama TV series featuring David Suchet as Poirot, the Miss Marple titles featuring Geraldine McEwan and Julia McKenzie and all eight series of Foyle’s War, starring Michael Kitchen and Honeysuckle Weeks.

Long-term licensing agreements with Harper Collins (book publishing rights for English speaking markets through 2020) and ITV (currently co-producing with ACL the production of five (5) new Poirot titles and three (3) new Miss Marple titles for initial distribution in 2013) provide multi-year contributions to the profitability levels of ACL.  In addition, there are initial plans for a new BBC1 TV series featuring Tommy and Tuppence (based on the stories written by Agatha Christie about a post-WWI couple who solve crimes while following their love for mystery and adventure) along with several other scripted TV and film projects as well as the launch of a digital games division.

Wholesale Distribution

Exclusive Acquisition.  We acquire exclusive distribution rights to our content across multiple entertainment formats.  We acquire our exclusive titles from a wide range of content holders and those who represent content holders, including:

•	independent content suppliers;
•	producers;
•	artist management and talent agencies; and
•	foreign sales companies.

We market and exploit our exclusive content through royalty or distribution fee agreements that typically range from 5 to 25 years in duration.

Packaged Media.  We release packaged media both in standard DVD and Blu-ray formats.  We release product in the British mystery and dramas, independent film, faith, fitness, urban, music, stand-up comedy, and family genres.  While standard DVD revenues still comprise a majority of our revenues within this segment, Blu-ray titles and related revenues continue to increase given the format’s growing acceptance.  We believe that the affordability of larger screen HDTV and ease of use as an entertainment hub in consumer households will continue to accelerate the conversion from standard DVD to Blu-ray formats for all demographics.  We also believe there is a significant opportunity for us in the standard DVD to Blu-ray conversion for customers of Acorn Media’s British mystery and drama product.  As of December 31, 2012 approximately 5% of Acorn Media’s packaged media units were sold in the Blu-ray format.  It is expected that the conversion rate will significantly increase in future periods as customers convert to HDTV and related Blu-ray accessories.  Many of our packaged media titles include special features, enhancements and ancillary material such as behind-the-scenes footage, deleted scenes, directors’ commentaries and interviews.

Digital. We engage in the exclusive wholesale distribution of the digital rights to our library of audio and video content.  The demand for the types of programming found in our library continues to increase as new digital retailers enter this primarily online marketplace.  We seek to differentiate ourselves competitively by being a one-stop source for these distributors for the large and diverse collection of entertainment represented by our digital library.

We enter into non-exclusive distribution arrangements with retail and consumer-direct entities whose business models include the digital/mobile delivery of content. We aggressively continue to add numerous video and audio titles to our growing library of exclusive digital rights each month.  Our current digital video library contains approximately 3,000 individual video programs.

We are actively participating in many digital business models, including Electronic Sell-Through and Rental, Video-on-Demand, Subscription Video-on-Demand, and Ad-Supported Video-on-Demand Streaming.  As consumers adopt these (or future) models, we believe we are well-positioned to grow along with our distribution partners.  The near-term challenges faced by all digital distributors are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits.  Additionally, we support several technology companies and original equipment manufacturer device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.  Examples of our digital distributors include Netflix (video), iTunes (audio and video, ringtones), Amazon.com (audio and video), Hulu (video), Microsoft Xbox Live Marketplace (audio and video), Sony Playstation (video), YouTube/Google (video), Vudu (video), Vevo (video), Intel (video), Roku (video) and Samsung (video).

Broadcast. Our television division is responsible for all forms of television distribution, including the worldwide sales of our content across broadcast television, VOD and non-theatrical platforms.  Buyers of our standard and high-definition content are typically cable or satellite broadcasters, and sometimes terrestrial (free) television broadcasters.  Examples of our key broadcast sublicensees include BET, Bounce, Comedy Partners, BBC, Freemantle, Documentary Channel, Fuse Networks, NBC Universal, Oxygen Media, ITV, PBS and Showtime.

We have a two-pronged approach to cable, satellite and other telecommunications VOD.  First, we continue to expand our direct relationships with customers.  In North America, we have direct relationships with InDemand, Avail-TVN, AT&T U-verse, Direct TV and Dish Net.  Although InDemand and Avail-TVN are aggregators for multiple operators, we market and strategize directly with Comcast, Time Warner, Cox and Verizon.  These direct relationships account for the majority of our VOD revenues.   During 2013, we plan to focus on the ultra-VOD release model. The ultra-VOD strategy allows for a pre-theatrical VOD release at a premium consumer price. We believe this strategy lengthens the VOD window and ultimately drives more revenue. The theatrical release then follows with a slightly decreased VOD cost for the consumer.

Second, we will continue with our North American sales agency agreement with Warner Digital Distribution, a division of Time-Warner, Inc., or Warner, which sublicenses a selection of our programs to cable, satellite and telecommunications operators in the VOD businesses.  This two-pronged strategy (direct relationships and the Warner agreement) allows us to release a greater number of titles into the VOD marketplace.  Revenue for both of these approaches is typically derived on a revenue-sharing basis.

Worldwide Hotel/Motel.  In North America, we work directly with Lodgenet/OnCommand, Movie Beam, Warner and Avail-TVN and have direct relationships with several other entities providing entertainment to the hotels and motels. For exploitation of our music and stand-up comedy programs for hotels and motels, we have a non-exclusive output agreement with Instant Media Network, which is partially owned by Lodgenet/OnCommand – the largest distributor of entertainment product to the hotel/motel industry in North America.  In addition, we entered into a non-exclusive output agreement with Video On Demand International Productions, Inc. for all types and genres of programming.

Sublicensing. We hold international distribution rights to more than 550 video and audio programs currently exploited on all formats to countries outside of North America.  Outside North America, we sublicense distribution in the areas of home entertainment, television and digital through distribution partners such as Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia, each of which pays us a royalty for their distribution of our products.

Theatrical Distribution.  In some cases, a limited theatrical release (playing on between two to 200 screens, in two to 20 markets), which includes an outlay of prints and advertising costs, is advantageous for us to create higher profile consumer awareness.  A modest theatrical release serves as a cost-effective marketing platform for the subsequent DVD/Blu-Ray, digital and broadcast releases, as well as the ultra-VOD model described above.

The Criterion Collection Distribution Agreement.  Our wholly-owned subsidiary, Image, has been distributing The Criterion Collection for over 20 years.  Our current agreement with Criterion expires in mid-2016. We have an exclusive home video distribution agreement with The Criterion Collection to distribute its product on DVD, Blu-Ray and certain digital formats in the United States and Canada.  The Criterion Collection, including its related labels Eclipse, Janus Films and Essential Art House, currently contains approximately 600 active titles and releases approximately 60 titles annually.

Key Program Output Deals.  Acorn Media currently has four significant output agreements in place. Three of the current agreements - with ITV, Fremantle Media, and Public Affairs Media - are specific to North America while the other, with the Shed Media Group, is worldwide in scope. In addition to specific rights to existing programs, all of the agreements include some degree of “first look” rights for future productions.

ITV.  ITV is the biggest commercial television network in the UK. Acorn Media’s North American output agreement is a landmark for us in many ways. Not only does it bring some of British TV’s crown jewels into the Acorn Media library, such as Upstairs Downstairs and Prime Suspect, it also extends Acorn Media’s rights to Brideshead Revisited and a number of long-running franchises including Poirot and Cadfael. In addition to these established PBS classics, the agreement also includes the most recent installments of the popular Miss Marple series and the latest episodes of our developing franchise The Murdoch Mysteries.

This agreement extends the rights to a dozen programs while adding 24 new releases to Acorn Media’s library, which our company has been able to exploit via both digital download and DVD. In addition, Acorn Media also received a first-look option on acquiring new drama programs as well as further new installments of existing franchises like Poirot and Miss Marple, both of which are among the most popular mystery programs shown on PBS.

Fremantle Media.  Fremantle Media is a creator and distributor of entertainment brands, including American Idol among others. Our agreement with Fremantle involves over 40 new releases encompassing more than 200 hours of classic British television, including such landmark programs as Jennie: Lady Randolph Churchill starring Lee Remick, A Voyage Round My Father with Sir Laurence Olivier and the Emmy-nominated PBS drama The Norman Conquests with Tom Conti. Other highlights include the popular mystery series Pie in the Sky, The Rivals of Sherlock Holmes and The Agatha Christie Hour. This agreement  also includes digital download rights and a first-look option on both new and archival programming in the drama and mystery category.

Shed Media Group.  The UK’s Shed Media Group is a leading creator and distributor of television content on both sides of the Atlantic, producing long-running television brands including Waterloo Road and Supernanny. Our worldwide output agreement with Shed includes worldwide home video rights, including digital download, for Shed’s new drama productions. Shed has committed to deliver no less than 10 new major UK primetime series in this period. So far this has included the new BBC crime-drama Garrow’s Law, the mystery program New Tricks (seen on Public TV across the US) and the American edition of the Who Do You Think You Are?, which premiered on NBC. Acorn Media also released the new BBC drama Young James Herriot, a prequel to the series All Creatures Great & Small. In addition to exploiting rights for these programs in the three territories where it does business, we are also engaged in selling rights for this content around the world having concluded several agreements in a number of European countries.

Public Affairs Television/Moyers.  Our agreement with award-winning PBS producer Public Affairs Television (or PAT) includes rights to distribute the Bill Moyers library of titles. The deal includes 15 longer-form PBS series, such as In Search of the Constitution and The Wisdom of Faith, released as high-end DVD boxed sets as well as via digital platforms. In addition, Acorn Media is working with PAT to make additional programming available in alternate channels such as download-only or DVD-on-demand. As with the other output transactions described above, this agreement includes a first-look option for new programs produced by PAT over the next few years.

New Library Acquisition Strategy.  Since January 2010, we have broadened our content acquisition focus to include complete libraries from both studios and independents, such as the Handmade Films library (announced in March 2010), Lakeshore Entertainment library (announced in April 2011), Amity Entertainment library (announced in May 2012) and strategically aligned companies, such as our Madacy Home Video acquisition (announced in October 2010).

Mining of RLJE’s Library.  We continue to create new and special editions of previously released content that will encourage consumers to repurchase the product in these technically superior versions.  We also continue to expand on strategies that extend the life cycle of our titles, including “second bite” strategies that focus on repricing and/or remarketing and repromotion; increased focus on budget product and shippers; and product shipped with merchandising displays.

Marketing.  Our in-house marketing department directs marketing efforts toward consumers as well as Theatrical exhibition, DVD/Blu-ray/digital retailers and cable/VOD programmers.  Our marketing efforts include:

•	point-of-sale advertising;
•	print advertising in trade and consumer publications;
•	television, outdoor, in-theater and radio advertising campaigns;
•	Internet advertising, including viral and social network marketing campaigns;
•	direct response campaigns;
•	dealer incentive programs;
•	trade show exhibits; and
•	bulletins featuring new releases and catalogue promotions.

Sales.  RLJE maintains its own sales force, and has a direct selling relationship with the majority of our customers.  We sell our products to traditional retailers, specialty retailers, rental customers, Internet retailers, wholesale distributors and through alternative distribution, which includes direct-to-consumer print catalogs, direct response campaigns, subscription service/club sales, home shopping television channels, other non-traditional sales channels, kiosks and subdistributors. Examples of our key sell-thru customers are Walmart, Amazon.com, Best Buy Co., Target and Costco. Examples of our key distribution customers are Alliance Entertainment (or AEC), Entertainment One, Video Products Distributors and Ingram Entertainment. Examples of key rental customers are Netflix and Redbox.

Additionally, in connection with our Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE) entered into in August 2010, SPHE agreed to perform certain sales and inventory management functions at Walmart, Best Buy and Target on behalf of Image.  We now have the benefit of having a major studio present RLJE’s product in conjunction with SPHE releases, including motion pictures.  SPHE is our primary vendor of record for shipments of physical product to North American retailers and wholesalers and, as vendor of record, responsible for collecting these receivables and remitting these proceeds to RLJE.  See “Outsourced Services” below.

We allow retail customers to return unsold inventory.  We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Our inventory returns, as a percentage of our current distribution revenues, average between 20%-25% and vary with seasonality and timing of new releases. Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

We also focus on special market sales channels, outside the traditional marketplace, to take advantage of our large and diverse catalog and specifically target niche sales opportunities.  Within special markets, examples of our key customers are Midwest Tapes and Waxworks.  Another special market channel is scanned-based trading in conjunction with SPHE.  Through SPHE’s scanned-based trading system, our products are also placed in grocery and drug store retail chains such as Albertsons, Stater Brothers, Hannaford, CVS, Shopko, Kroger and Safeway.

Direct-to-Consumer

RLJE operates a growing and diversified Direct-to-Consumer, web marketing business in both the United States and the United Kingdom with outsourced fulfillment and call center operations.  During 2012, approximately 22.7 million catalogs were delivered to individual consumers in the United States with approximately 10 million households receiving at least one Acorn/Acacia catalog.  Acorn Media’s web-based direct-to-consumer segment (Acornonline.com and Acacialifestyle.com) received approximately 5.0 million visitors in 2012 with 3% of all visitors purchasing various product offerings from Acorn Media and 7.5% of visitors purchasing Acacia product offerings.  With respect to the U.K. direct-to-consumer business, approximately 0.8 million catalogs were delivered in 2012 to about 75,000 households.  In addition, there were approximately 260,000 visitors to the website (AcornMediaUK.com) in 2012.  The catalogs and online businesses have diverse product offerings including entertainment product (DVD/Blu-ray) and complementary lifestyle product for the discerning British mystery consumer.  In 2012, approximately 65% of the net revenues derived from the US direct-to-consumer business were comprised of non-DVD product, primarily apparel, jewelry, other collectibles as well as subscription streaming revenues generated from our Acorn TV service.

Acorn TV.  Acorn Media launched Acorn TV, an online paid subscription model, in 2011 with the stated goal to be a distinctive point for consumers with interest in high-quality British TV programming.  Acorn TV is currently available through the branded Acorn Media website with applications currently built for Roku and Nook consumers.  In addition, the roll-out of Acorn TV applications to include Blu-ray players, game consoles, tablets and phones is well underway.  Acorn TV offers a strong value proposition as well as exclusive content to attract and retain customers.  RLJE plans to leverage its Acorn TV infrastructure investment to launch other genre specific paid subscription modes in the near future with an urban subscription model targeted for launch in the next 12 months.

Outsourced Services

Manufacturing and Distribution.  In August 2010, Image entered into a three-year Distribution Services and License Agreement with SPHE to act as exclusive manufacturer to meet our DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  As a result of a recent amendment, SPHE acts as our vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and risk of inventory loss.

In January 2013, we amended our Distribution Services and License Agreement with SPHE to include RLJE and Acorn Media and to extend our relationship with this strategic partner for an additional two years through August 2015.  The amended agreement provides a multi-tiered service fee schedule that provides significantly lower distribution and replication fees to Acorn Media as compared to their previous vendor.  The amendment also provided for a $2 million cash advance recoupable against future proceeds.  The advance will be fully recouped in 2013.  In March 2013, we further amended the agreement to modify the repayment period into six installments through October 2013.

In addition to conventional manufacturing, we also exploit SPHE’s capability to manufacture-on-demand (or MOD).  MOD services are provided for replication of slower moving titles, which helps avoid replicating larger minimum quantities of certain titles and can be used for direct-to-consumer sales as needed.  Under our agreement, SPHE also provides certain operational services at our direction, including credit and collections, merchandising, returns processing and certain IT functions.

The SPHE agreement provides us with several significant advantages, including:

•
the ability to sell directly to key accounts such as Walmart, Best Buy and Costco, which eliminates other third-party distributor fees, provides incremental revenues, higher gross margin and the ability to better manage retail inventories;

•	the ability to access SPHE’s point of sale reporting systems to better manage replenishment of store inventories on a daily basis; and

•	the ability to access SPHE’s extensive Scan-Based Trading network that features product placement in over 20,000 drug and grocery outlets.

Sublicense Agreement with SPHE.  Concurrent with entering into the Distribution Services and License Agreement, Image also entered into a sublicense agreement with SPHE that provides us the ability to market and distribute 60 titles previously distributed by SPHE, including releases such as Sydney Pollack’s Absence of Malice (starring Paul Newman and Sally Field), ...And Justice For All (directed by Norman Jewison and starring Al Pacino), and Adaptation (directed by Spike Jonze, starring Nicolas Cage, Meryl Streep and Chris Cooper).

Outsourced Production Services.  We outsource certain post-production and creative services necessary to prepare a disc master and packaging/advertising materials for manufacturing and marketing of our products.  Such services include:

•	packaging design;
•	DVD/Blu-ray authoring and compression;
•	menu design;
•	video master quality control;
•	music clearance; and
•	for some titles, the addition of enhancements, such as:
o	multiple audio tracks;
o	commentaries;
o	foreign language tracks;
o	behind-the-scenes footage; and
o	interviews.

Competition

We face competition from other independent distribution and production companies, major motion picture studios and music labels in securing exclusive content distribution rights.  We also face competition from alternative forms of leisure entertainment, including video games, the internet and other computer-related activities.  The success of any of our products depends upon consumer acceptance of a given product in relation to current events as well as the other products released into the marketplace at or around the same time.  Many of these competitors are larger than RLJE.  Our DVD and Blu-ray products compete for a finite amount of retail and rental shelf space.  Consumers can choose from a large supply of competing entertainment content from other suppliers.  Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which is accomplished through additional placement fees or previous sales success.  Programming is available online (delivered to smart phones, tablets, laptops or personal computers), direct to the consumers’ TV set through multiple internet ready devices and cable or satellite VOD.  The digital and VOD formats are growing as an influx of new delivery devices are introduced into the marketplace, such as the Apple iPad and the Microsoft Xbox.  We face increasing competition as these formats continue to grow and programming providers enter into distribution agreements for a wider variety of formats.

Our ability to continue to successfully compete in our markets is largely dependent upon our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing product formats, changes in consumer preferences, regional and local economic conditions, discount pricing strategies and competitors’ promotional activities.

Industry Trends

According to The Digital Entertainment Group (or DEG), consumer home entertainment spending in calendar 2012 exceeded $18 billion for the 11th consecutive year.

Digital distribution spending, including electronic sell-through (or EST), VOD and subscription streaming, increased 28% to over $5 billion as reported in DEG’s January 2013 report.  Consumer spending on EST alone grew 35% in 2012.  Digital distribution spending now accounts for 30% of the domestic home video market, up from 19% in 2011.

Blu-ray continued to grow, increasing approximately 10% during calendar 2012 versus calendar 2011, with consumer spending on Blu-ray catalog titles jumping 25% for the year.  DEG reported that the number of homes with Blu-ray playback devices, including set-top boxes, game consoles and home-theater-in-a-box systems, grew by 7%, bringing the total number of Blu-ray households to nearly 51 million.  The overall growth in consumer spend on Blu-ray is one area of consistent growth, along with EST and VOD.

DEG also reported that consumers purchased more than 39 million high-definition television (or HDTV) sets during 2012, bringing the number of HDTV households to more than 108.4 million.

According to PricewaterhouseCoopers LLP’s Global Entertainment and Media Outlook: 2012-2016 issued June 2012, consumer spending for the overall home video segment in the US is projected to decline at a 1.2% compound annual rate over the 2012-2016 period to approximately $18 billion in 2016.  While the decline in consumer spending on physical home video continues, although at a lower percentage than in past years, it is substantially offset by the increase in consumer spending on electronic home video.  Consumer spending on electronic distribution, primarily from downloading and streaming, is projected to increase at a compound annual rate of 12.1% over the 2012-2016 period as a result of growth in existing services (e.g. Netflix, Apple, Microsoft, etc.), augmented with new download service providers, growth in video-friendly hardware (e.g. tablets) and growing consumer acceptance of digital lockers.

Ibisworld, a market research organization specializing in long range forecasting of industries and the business environment at large, with an emphasis on providing information for strategic planning and research purposes, released their report on Movie & Video Distribution in the US in April 2012, which concluded that increased movie and TV production funding will lead to higher content production and more outsourcing to the Movie and Video Distribution industry.  Demand for video is also projected to increase as mobile devices make TV and movie content more convenient for consumers to use.  Ibisworld projects that movie and video distribution industry revenue will increase 1.4% in 2013 and is forecast to increase at an average rate of 1.9% per year to 2017.  Industry profit is expected to increase over the next five years as enhancements to digital distribution methods cut costs.  The growth will be gradual as a result of continued competition pressuring distribution companies to advertise and cut prices.

Trademarks

We currently use several registered trademarks through Acorn Media, including Acorn, Acorn Media, Acacia, Athena, Yoga to the Rescue, Healthy Joyful Living, Keeping Fit, Keeping Fit in Your 50s, Engage Your Mind Expand Your World, The Best British TV, The Best British Television and Acorn TV.  We also currently use registered trademarks through ACL including Agatha Christie, Miss Marple and Poirot.

We currently use several registered trademarks through Image, including Image, Image Entertainment, Image Music Group, Egami Media, Home Vision HVE Entertainment, One Village Entertainment, Image Madacy Entertainment and Midnight Madness Series.

The above-referenced trademarks, among others, are registered with the US Patent and Trademark Office and various international trademark authorities.

In March 2013, we filed a US federal trademark application for the mark, “RLJ Entertainment.”  In September 2011, we filed a US federal trademark application for the mark, “Slingshot Pictures.”

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.  We believe our trademarks have value in the marketing of our products.  It is our policy to protect and defend our trademark rights.

Employees

As of March 1, 2013, we had 118 US-based employees at our Maryland, California and Minnesota locations, 114 of whom are full-time and 4 of whom are part-time.  We had 27 full-time employees and 4 part-time employees at our United Kingdom and Australia locations.

Available Information

Under the menu “Investors—SEC Filings” on our Web site at www.rljentertainment.com, we provide free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information contained on our Web site is not incorporated herein by reference and should not be considered part of this Annual Report.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

We have limited working capital and limited access to financing. Our cash requirements, at times, may exceed the level of cash generated by operations. Accordingly, we may have limited working capital.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films. Therefore, maximizing available working capital is critical to our business operations.

Our ability to obtain adequate additional financing on satisfactory terms may be limited and our secured credit facility with SunTrust Bank N. A. (or SunTrust) may prevent us from incurring additional indebtedness.  Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution.  If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

Our business requires a substantial investment of capital.  The co-production, acquisition and distribution of programming require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of exploitation revenues from our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our credit facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, other studios and co-financiers and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the co-production, acquisition, completion and release of future motion pictures and television programs. In addition, if we increase (through internal growth or acquisition) our co-production slate or our co-production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may discover or otherwise become aware of adverse information regarding the companies acquired in the Business Combination, and we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.  Although we have conducted extensive due diligence on the companies acquired in the Business Combination, we cannot assure you that this diligence revealed all material issues that may be present in such companies’ respective businesses, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of such companies’ control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be noncash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of our revolving credit facility with SunTrust.

Failure to successfully combine and integrate the businesses of RLJE, Image and Acorn in the expected time frame may adversely affect our future results. The success of the Business Combination will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of RLJE, Image and Acorn, including without limitation, the potential for enhanced operating margins and operating efficiencies in distribution and content acquisition, the opportunity for the combined company to be a platform for further content acquisition and development of targeted niche brands, the ability to expand distribution channels to further complement rapidly growing digital and broadcast revenue streams and adapt to changes in the market and technology for contract distribution, and the belief that we could achieve annual operational cost savings, coming from, among other things, reductions in general and administrative expenses, manufacturing consolidation and sales and marketing.  To realize these anticipated benefits, the businesses of RLJE, Image and Acorn must be successfully integrated and combined. Our management may face significant challenges in consolidating the functions of Image, Acorn and RLJE, integrating the technologies, organizations, procedures, policies, financial reporting and other operations, as well as addressing the different business cultures at the three companies, and retaining key personnel.  In addition, prior to the Business Combination, Acorn was not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that Acorn evaluate and report on its system of internal controls.  We will need to integrate the systems of internal control for RLJE, Image and Acorn. If the businesses of RLJE, Image and Acorn are not successfully integrated, the anticipated benefits of the Business Combination may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Business Combination may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, customary regulators and others with whom they have business or other dealings.

Economic weakness may continue to adversely affect our business, results of operations, and financial condition.  The global economic downturn has had a significant negative effect on our revenues and may continue to do so. As consumers reduced spending and scaled back purchases of our programming, our retail customers returned product and reduced purchases of our programming, which adversely affected our revenues and results of operations during 2012, as well as in 2011.  Although improved in 2012, weak consumer demand for our product may continue in the future and may adversely affect our business, results of operations, and financial condition.

We have a high concentration of net revenues from relatively few customers, the loss of which may adversely affect our liquidity, business, results of operations, and financial condition. During the period from October 3, 2012 to December 31, 2012 (the successor period), our net revenues from Amazon and Alliance accounted for 23% and 11% of our net revenues, respectively. Our top five customers accounted for over 42% of our net revenues for the same period.

We may be unable to maintain favorable relationships with our retailers and distributors, including SPHE (see below).  Further, our retailers and distributors may be adversely affected by economic conditions.  If we lose any of our top customers or if any of these customers reduces or cancels a significant order, it could have an adverse effect on our liquidity, business, results of operations, and financial condition.

Our high concentration of sales to relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations, and financial condition.  As of December 31, 2012, SPHE, Netflix and Amazon accounted for 27%, 21% and 20% respectively of our gross accounts receivable, mirroring the overall concentration of revenues derived from these customers during the successor period.

We face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties.  If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.  For example, in 2012 we reserved approximately $556,000 related to bankruptcy filing of HMV in the United Kingdom announced in January 2013 ($311,000 recorded in the successor period and $245,000 in the 2012 predecessor period).

A high concentration of our gross accounts receivables is attributable to SPHE, as they are our vendor of record for shipments of physical product to North American retailers and wholesalers.  As part of our arrangement with SPHE, SPHE collects the receivables from our end customers, provides us with monthly advance payments on such receivables (less a reserve), then trues up the accounts receivables accounting quarterly.  While we remain responsible for the credit risk from the end customer, if SPHE should fail to adequately collect and pay us the accounts receivable they collect on our behalf, whether due to inadequate processes and procedures, inability to pay, bankruptcy or otherwise, our business financial condition, results of operations and liquidity would be adversely affected.

We are highly dependent on SPHE for order to cash services including replication, distribution, billing and cash collection.  SPHE provides such services under a contract that expires in August 2015, and we may not be able to renew that contract on favorable terms.  SPHE provides us with access to significant customers that might not otherwise do business with us.

Our strategy to acquire cast-driven finished feature film content may not be successful, which could adversely affect our business, results of operations, and financial condition.  We are primarily known as an aggregator of exclusive distribution rights for eclectic, non-feature film entertainment programming.  In our effort to acquire more cast-driven finished feature films, we face competition from other distribution entities that are well known for acquiring and distributing this genre of programming.  We face competition from better-capitalized entities, including the major motion picture and independent studios, and may be unable to offer the same upfront money required to secure the rights for certain available programming.  While we have key members of management and staff with feature film acquisition, sales and marketing talent and experience, we may not be ultimately successful in acquiring or selling feature film content competitively or to the extent of our current plans which could adversely affect our business, results of operations, and financial condition.

We may not realize the anticipated benefits of the acquisition of programming assets, which could adversely affect our business, results of operations, and financial condition. In April 2011, we acquired a 100% interest in the original television series Foyle’s War, and in February 2012, we acquired a 64% interest in ACL, a company that owns most of the literary and media estate of Agatha Christie. These and any future such acquisitions demand executive and operational time and focus. Additionally, we may not realize the benefit from any of the transactions we pursue, which, in the case of acquisitions funded by debt, could adversely affect cash flows and credit-worthiness. Any programs acquired by us may not continue to enjoy audience popularity previously enjoyed, and, whilst we currently have key members of management and staff with TV production, book publishing and other relevant experience we may not always have the experience or skills necessary to fully exploit the ownership of any such programs. In addition, an acquisition could result in our assumption of liabilities related to acquired intellectual property rights. Our failure to realize the anticipated benefits of programming acquisitions could have an adverse impact on our business, results of operations, and financial condition.

We do not control the timing of dividends paid by ACL, which could negatively impact our revenues. Although we hold a 64% interest in ACL, we do not control the board of directors of ACL. The members of the Agatha Christie family who hold the remaining 36% interest in ACL have the right to appoint the same number of directors as us and, in the event of deadlock on any decision of the board, also have a second or casting vote exercised by their appointee as chairman of ACL, which allows them to exercise control of ACL’s board of directors.

Under English law, the amount, timing and form of payment of any dividends or other distributions is a matter for ACL’s board of directors to determine, and, as a result, we cannot control when these distributions are made. If ACL’s board of directors decides not to authorize distributions, our revenue and cash flow may decrease, adversely affecting our business, results of operations, and financial condition.

We are subject to risks associated with our strategy of pursuing acquisitions, joint ventures and partnering arrangements.  A key element of our business strategy is acquiring accretive businesses and entering into joint ventures and other creative partnering arrangements, which pose unique risks.  For example, regardless of whether we complete any such transaction, its negotiation, as well as the integration of any acquired business, could require us to incur significant costs and cause diversion of management’s time and resources.  We may not realize the anticipated benefit from any of the transactions we pursue.  Further, any such transaction could also potentially result in the future impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

Our inability to gauge and predict the commercial success of our programming could adversely affect our business, results of operations, and financial condition.  Operating in the entertainment industry involves a substantial degree of risk.  Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted.  Timing is also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g., an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).  Our success depends in part on the popularity of our content which, in turn, depends on our ability to gauge and predict expected popularity.  Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time.  Our inability to gauge and predict the commercial success of our programming could adversely affect our business, results of operations, and financial condition.

Our current genre revenue concentrations may become unpopular with our retail customers and end-consumers, which may adversely affect our business.  During 2012, the majority of our revenues were derived from programming within specific genre-based program lines, including British mystery, select feature films, comedy, urban, fitness and faith/lifestyle.  We may not be able to successfully continue co-producing or acquiring content in the same genres, or achieve the same strength within these genres.  If we are unable to compete successfully in the home entertainment market for higher profile content, our business may be adversely affected.

We may be unable to recoup advances paid to secure exclusive distribution rights.  Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Most agreements to acquire content require upfront advances against royalties or net profits expected to be earned from future distribution.  The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates.  If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of advances paid.  We recorded accelerated amortization and fair value write-downs of film costs in the amounts of $0.1 million, $2.0 million and $0.5 million in the successor, 2012 predecessor and 2011 predecessor periods, respectively.  Any of these events may adversely affect our business, results of operations, and financial condition.

Our inability to maintain relationships with our program suppliers and vendors may adversely affect our business.  We receive a significant amount of our revenue from the distribution of content for which we already have exclusive agreements with program suppliers.  However, those titles in production which have been financed by us may not be timely delivered as agreed or may not be of expected quality.  Delays or inadequacies in delivery of titles, including rights clearances, could negatively affect the performance of any given quarter or year.  In addition, results of operations and financial condition may be adversely affected if:

•	we are unable to renew our existing agreements as they expire;
•	our current program suppliers do not continue to support the DVD or other applicable format in accordance with our exclusive agreements;
•	our current content suppliers do not continue to license titles to us on terms favorable to us; or
•	we are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive or high-profile titles in a timely and efficient manner.

We may not be able to keep pace with technological advances, which may adversely affect our business, results of operations, and financial condition.  The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments, including Blu-ray and digital delivery.  Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming.  If we are unable to keep pace with accepted technological advances in delivering entertainment programming, our business, results of operations, and financial condition may be adversely affected.

We rely on our information technology infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support our information technology and various business processes. Our business, reputation and brand image could suffer if our infrastructure fails to perform as intended.  We rely on purchased or leased hardware and software licensed from third parties or internally developed in order to manage our business. Our ability to maintain and upgrade our information technology infrastructure is critical to the success of our business. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to our infrastructure or loss of the right to use any of this hardware or software could affect our operations, which could negatively affect our business until corrected or until equivalent technology is either developed by us or, if available, is identified, obtained and integrated. In addition, the software underlying our operations can contain undetected errors. We may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying our operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to our reputation which could adversely affect our business, financial condition and results of operations.

We, and third parties that manage portions of our secure data, are subject to cybersecurity risks and incidents. Our direct-to-consumer business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and our financial and strategic data. The protection of our customer, employee and Company data is vitally important to us. While we have implemented measures to prevent security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist us in managing our secure data could adversely affect our business, financial condition and results of operations.

Failure by third parties to promote our programming may adversely affect our business.  Decisions regarding the timing of release and promotional support of the programming we license and distribute are important in determining the success of a particular feature film, stand-up comedy performance, music concert or other product.  We may not control the manner in which a particular product is marketed and promoted, and we may not be able to fully control our corresponding release.  Although actors, producers, artists, record companies and studios have a financial interest in the success of any film, concert or other product we distribute, any marketing or promotional decision or restriction by such persons may negatively affect the success of our title.

A high rate of product returns may adversely affect our business, results of operations, and financial condition. As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.  We have experienced a high rate of product returns over the past three years.  We expect a relatively high rate of product returns to continue, which may adversely affect our business, results of operations, and financial condition.

We depend on third-party shipping and fulfillment companies for the delivery of our products.  If these companies experience operational difficulties or disruptions, our business could be adversely affected. We rely on SPHE, our distribution and manufacturing partner, to determine the best delivery method for our products.  SPHE relies entirely on arrangements with third-party shipping companies, principally Federal Express, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between SPHE and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from SPHE to our customers, could disrupt our business, reduce net sales and harm our reputation.  Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed. Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Moreover, we believe that our success greatly depends on the contributions of our executive officers, including Chairman, Robert L. Johnson, Chief Executive Officer, Miguel Penella, Chief Financial Officer, John P. Avagliano, and President, Global and Strategic Development, John W. Hyde.  Although we have employment agreements with certain members of our executive management, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market's perception of us.  Competition for the caliber of talent required to acquire and distribute content continues to increase.  If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations, and financial condition will suffer.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.  We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC. As long as the SEC requires the current level of compliance for public companies, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

Disputes over intellectual property rights could adversely affect our business, results of operations, and financial condition.  Our sales and net revenues depend heavily on the exploitation of intellectual property owned by us or third parties from whom we have licensed intellectual property. Should a dispute arise over, or a defect be found in, the chain of title in any of our key franchises, this could result in either a temporary suspension of distribution or an early termination of our distribution license. This could have an adverse impact on our business, results of operations, and financial condition.

There may be liabilities associated with the acquisition of Foyle’s War assets.  In 2010, we acquired the copyrights to Foyle’s War from a financially distressed company, and we have no recourse against its sellers in the event that we did not acquire clear title to the intellectual property assets acquired or the intellectual property assets infringe on the rights of third parties. If it were to be determined that our rights in these intellectual property assets are not sufficient to allow us to continue to distribute Foyle’s War, or if it is determined that our or our licensees’ use of the Foyle’s War assets infringes on the rights of third parties, we could suffer loss of revenue from the distribution of Foyle’s War or additional liabilities for infringement of third party intellectual property rights, which could have an adverse effect on our business, results of operations, and financial condition.

An aging customer base may erode demand for our products, adversely affecting our revenues.  We target our Acorn program line video products and merchandise to a customer base that is over 35 years old, with a substantial portion being near or at retirement age. If this audience declines through natural attrition and is not replaced by new consumers moving into this age bracket due to, for example, shifting tastes in entertainment genres, sales of our Acorn program line could decline, adversely affecting our business, results of operations, and financial condition.

Our business plan and future growth depend in part on our ability to commercialize the IP owned by ACL based on commissions for new programming from broadcasters, over whom we have no control.  If we are unable to successfully implement this strategy, the results of operations and financial condition could be adversely affected. Our financial condition and results of operation will depend, in part, on our ability to commercialize the IP owned by ACL. Whether we are able to successfully commercialize the IP owned by ACL, including the creation of new content, will depend, in part, on ACL obtaining commissions for new programming and films from broadcasters (such as ITV, BBC, and Sky in the UK and Disney, Fox and other studios in the US. The ability to obtain commissions for new programming from broadcasters and studios will depend on many factors outside of our control, including audience preferences and demand, financial condition of the broadcasters and studios, the broadcasters’ and studios’ budgets and access to financing, competitive pressures, and the impact of actual and projected general economic conditions. We cannot guarantee that we will be able to obtain such commissions for new programming and films within our anticipated timeframe or at all. Without such commissions for new programming and films, we may not be able to successfully commercialize the IP of ACL in a timely or cost-effective manner, if at all. Failure to obtain commissions for new programming and films could adversely affect our market share, revenue, financial condition, results of operations, relationships with our distributors and retailers, and our ability to expand our market, all of which would adversely affect our business, revenues and financial results.

Risks Relating to Our Industry

Revenues from the standard DVD format are declining.  During calendar 2012, the standard DVD marketplace experienced the sixth straight year-over-year decline for the category since the format debuted in 1997. We estimate approximately 60%-65% of our current net revenue base is generated from the sale of standard DVDs.  The continued maturation of the standard DVD format may adversely affect our business, results of operations, and financial condition.

Decreasing retail prices for DVDs may negatively affect our revenues and gross profit margins.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we can.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely affect our business, results of operations, and financial condition.  We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space, which space has been shrinking in absolute terms as “brick and mortar” retailers have fewer stores, and for retailer open-to-buy dollars.  Our exclusive content competes for a finite amount of shelf space against a large and diverse supply of entertainment content from other suppliers.  New releases generally exceed several hundred titles a week.  We believe this competition can be especially challenging for independent labels like us, because the new releases of major studios often have extremely high visibility and sales rates in the millions of units, and typically require much more shelf space to support.

Shelf space limitations at our “brick and mortar” retail customers are exacerbated by the increasing popularity of the high-definition format, Blu-ray.  The combination of standard discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations.  With the possible exception of our most popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers.  The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” placement) has the effect of reducing the total number of titles actually carried by a retailer.

For retailers, reconciling the expanding catalog with limited shelf space is becoming increasingly urgent.  Meanwhile, rights holders like us and other non-studio content providers have a growing concern that many titles are simply not strong enough to secure shelf space.  If we are unable to secure sufficient shelf space for our programming, our business, results of operations, and financial condition may be adversely affected.

Piracy may reduce our revenues and adversely affect our results of operation.  The music industry has faced a major challenge in the form of piracy resulting from Internet downloading and recording devices.  This piracy has negatively affected industry revenues and profits.  As digital video recorders, or DVRs, and high-speed Internet connections become more popular and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core business.  Motion picture piracy is already extensive in many parts of the world and is made easier because of technological advances and the conversion of motion pictures into digital formats.  The proliferation of unauthorized copies of these products may reduce the revenue we receive from our products, which may cause an adverse material effect on our business.  In order to contain this problem, we require our retail distribution partners to implement elaborate and costly security and anti-piracy measures such as geo-filtering, which could result in significant expenses and loss of revenue.  Even with such security and anti-piracy measures, we may be unable to prevent piracy.

The entertainment and motion picture industries are rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict. The entertainment industry in general and the motion picture industry in particular continue to undergo significant changes, due both to shifting consumer tastes and to technological developments.  For example, new technologies, such as VOD and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films.  Accurately forecasting both the changing expectations of movie audiences and market demand within these new channels has proven challenging.

We cannot accurately predict the overall effect shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on the distributor.  In addition to uncertainty regarding the DVD market, there is uncertainty as to whether other developing distribution channels and formats, including VOD, Internet distribution of films and high-definition, will attain expected levels of public acceptance or, if such channels or formats are accepted by the public, whether we will be successful in exploiting the business opportunities they provide.  Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, the demand for delivery through DVDs may decrease.

Trends seen in the entertainment and motion picture industries are also affecting the publishing industry which affects ACL’s core publishing business. As the e-book market grows, piracy becomes more of an issue, as does the downward pressure to lower digital price points and discounting are having on overall retail prices. Any discounting or reduction in our retail pricing will negatively impact our business and results of operations.

Risks Relating to Our Stock and Credit Facility

Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.  Our common stock currently trades on the Nasdaq Capital Market.  There is a limited public float, and trading volume historically has been limited and sporadic.  From October 4, 2012 through March 1, 2013, the closing price of our common stock ranged between $3.55 per share and $8.90 per share on volume ranging from none to over 352,000 shares per day.  As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value.  The price at which our common stock trades may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, fluctuations in the fair value of our common stock warrant liability and market conditions in our industry and the economy as a whole.

Any future sales of equity may significantly affect the market price of our common stock. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options, warrants or other convertible securities could adversely affect the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, our stockholders may experience substantial dilution and the price of our common stock may fall.  New equity securities issued may also have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market.  We are authorized to issue 250,000,000 shares of our common stock. As of March 1, 2013, we had 13,377,546 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants. As of March 1, 2013, we had outstanding warrants to purchase 21,041,667 shares of our common stock at a price of $12.00 per share. To the extent the shares of common stock are issued or warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to the warrant holders.  Subject to there being a current prospectus under the Securities Act of 1933, as amended, we may redeem all of our outstanding warrants at any time at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption if, and only if, the last sale price of shares of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. If we were to call all of our outstanding warrants for redemption, the warrant holders could be forced:

▪	to pay the cash exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

▪	to sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

▪	to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

If the benefits of the Business Combination do not meet the expectations of financial or industry analysts, the market price of our securities may decline.  The market price of our securities may decline if:

▪	we do not achieve the perceived benefits of the Business Combination as rapidly, or to the extent anticipated by, financial or industry analysts; or

▪	the effect of the Business Combination on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, holders of our securities may experience a loss as a result of a decline in the market price of our securities. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If we are unable to conclude that our internal control over financial reporting is effective, our stock price may be negatively affected.  Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective.  While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate.  If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

Our liquidity substantially depends on our ability to borrow against our revolving credit facility, which is secured by all of our assets.  Our cash collections are deposited into a lockbox with SunTrust, the lender under our revolving credit facility, effective October 3, 2012.  The deposited cash receipts are automatically swept to reduce our outstanding loan balance.  Currently, all of our operating working capital needs are financed through borrowings under our revolving credit facility.  If SunTrust does not provide funding under our revolving credit facility due to (i) the occurrence of an event of default, as defined in the loan agreement, (ii) non-compliance with our covenants, or (iii) our borrowing to the fullest extent of the line, our liquidity, business, results of operations, and financial condition would be materially adversely affected.  Additionally, delays or any failure to collect our trade accounts receivable, upon which our borrowing availability is substantially based, would have a negative effect on our borrowing availability and liquidity.  If we are unable to obtain funding under our revolving credit facility, we would have to seek additional sources of financing, which may not be available on acceptable terms or at all.

Our credit facility contains covenants that may limit the way we conduct business.  Our $15 million credit facility with SunTrust contains various covenants limiting our ability to:

•	incur or guarantee additional indebtedness;
•	pay dividends and make other distributions;
•	pre-pay any subordinated indebtedness;
•	make investments and other restricted payments;
•	make capital expenditures;
•	enter into merger or acquisition transactions; and
•	sell assets.

These covenants may prevent us from raising additional debt or equity financing, competing effectively or taking advantage of new business opportunities.

Additionally, our credit facility includes language that states that a material adverse change in our business, assets or prospects would be considered an “event of default.”  If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by SunTrust, a default may occur under our credit facility.  In the event of default, unless we are able to negotiate an amendment, forbearance or waiver with SunTrust, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations, and financial condition, depending upon our outstanding balance at the time.

We have pledged our intellectual property assets to secure our credit facility with SunTrust, which poses a risk to our business, results of operations, and financial condition. In order to secure the financing necessary to complete the Business Combination, as well as credit for ongoing operational expenses, we pledged all of our intellectual property rights as collateral to our senior lender. If we were to default on our obligations to our senior lender under the existing credit facility, we could forfeit our intellectual property and, thereby, a primary source of revenue. This could have an adverse effect on our business, results of operations, and financial condition.

Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.  Our amended and restated articles of incorporation contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Prior to the consummation of the Business Combination, RLJE’s principal executive office was located at 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814.  Certain of our executive officers and directors who are affiliated with the RLJ Companies continue to work out of this Bethesda office.  We do not make any payments to The RLJ Companies for the use of the Bethesda office.  Following the consummation of the Business Combination, our principal executive offices have been located in Silver Spring, Maryland and consist of approximately 10,000 square feet leased in a multi-tenant building. The lease, as amended, expires November 2013.  We also maintain offices in Stillwater, Minnesota, London, England and Sydney, Australia with varying terms and expiration dates.

Additionally, we have offices in Chatsworth, California, which consist of approximately 43,000 square feet leased in a multi-tenant building. The lease, as amended, expires June 2014 and contains two five-year renewal options.

We believe that our current offices are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Capital Market® under the symbol “RLJE” and our warrants are quoted on the Over-The-Counter Bulletin Board (or OTCBB) under the symbol “RLJEW.”  The table below presents the quarterly high and low sales prices of our common stock and warrants as reported by NASDAQ and the OTCBB, respectively, since our common stock and warrants commenced trading on October 5, 2012 and October 8, 2012, respectively.

	Common Stock				Warrants
Year Ended December 31, 2012	High		Low		High		Low
Quarter ended December 31, 2012		$8.90		$4.71		$0.45		$0.22
Quarter ended September 30, 2012	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended June 30, 2012	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended March 31, 2012	$	N/A	$	N/A	$	N/A	$	N/A

Year Ended December 31, 2011	High		Low		High		Low
Quarter ended December 31, 2011	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended September 30, 2011	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended June 30, 2011	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended March 31, 2011	$	N/A	$	N/A	$	N/A	$	N/A

Stockholders

As of March 1, 2013, there were approximately 13,377,546 shares of our common stock issued and outstanding, which were held by approximately 350 holders of record, and warrants to purchase approximately 21,041,667 shares of our common stock issued and outstanding, which were held by approximately 29 holders of record.  The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our revolving credit facility with SunTrust restricts our ability to pay dividends on our common stock.  For more information on these restrictions, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described under the heading "Forward-Looking Statements" of this Annual Report our actual results could differ materially from those anticipated in our forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Annual Report, including in Item 1A of this Annual Report under the heading “Risk Factors.”  You should not place undue reliance on our forward-looking statements, which apply only as of the date of this Annual Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 8 of this Annual Report.

Overview

General

We are a premier independent creator, owner, licensee and distributor of entertainment content and programming in North America, the United Kingdom and Australia.  We market our products through a multi-channel strategy, carefully coordinating proprietary direct-to-consumer outlets such as e-commerce sites, direct-response marketing, digital streaming through Acorn TV, and catalogs, with distribution through third-party outlets such as retailers, and digital and broadcast partners.  Management analyzes the performance of each of our territories and sales channels (wholesale and direct-to-consumer).  Our discussion and analysis of our financial condition and results of operations is based on our three reporting segments: IP Licensing, Wholesale Distribution, and Direct-to-Consumer.

Our IP Licensing segment includes intellectual property owned or created and licensed for distribution worldwide.  Our Wholesale Distribution business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.  Our Direct-to-Consumer segment consists of our mail-order catalog business and digitally streaming channels.

Revenue Sources

DVD and Blu-ray

Our primary source of revenues continues to be from the acquisition and distribution of exclusive content on DVD and Blu-ray, which accounts for approximately 65%-70% of our current revenue base.

Digital and Broadcast

Revenues derived from the digital distribution of our exclusive content rights, while relatively modest, continue to rapidly grow as a percentage of revenues.  Net revenues derived from digital and broadcast distribution account for approximately 10%-15% of our current revenue base.

In general, we have seen the strongest growth for VOD and Subscription VOD (or SVOD), with steady growth for EST. This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption in the consumer’s home, we believe we are well-positioned to capture business in this growing distribution channel.  Broadcast sales include all forms of television distribution, including the sales of our content across broadcast television, VOD and non-theatrical platforms.

We are a valued provider of digital content in several key content categories, including stand-up comedy, long-form music, titles filmed for the IMAX format and feature films.  Many of our titles have consistently made top rental charts on key retail sites. We have also experienced increased revenue streams from advertising-supported models like Hulu and YouTube, which have been promising, especially for catalog product.

Domestic consumption of mobile video has been concentrated in more channel-oriented content like Sprint Movies, FloTV, ESPN and CNN. While some genre-based subscription channels exist, the mobile network has not yet been able to provide a true broadband experience, and in turn mobile video growth has not yet met industry projections. We currently provide programming to two mobile aggregators who manage channels on all four major mobile carriers. Certain programs have had success, but the overall number of available programs is relatively small and our revenue expectations are modest.

Sublicensing and Other

We continue our efforts to acquire more programming with international rights.  Revenues derived outside the US and Canada primarily represent proceeds from sublicenses with Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia for their distribution of our exclusive content.  We currently license approximately 400 titles internationally, primarily in the music and comedy genres.  To date, most of the feature films we have acquired do not include rights outside of North America.  However, given our presence in the United Kingdom and Australia, we are focusing our efforts to acquire more programming in all English-language markets.  When appropriate, we now seek the greatest variety of distribution rights regarding acquired content in the greatest variety of formats, including DVD, Blu-ray, broadcast, VOD and digital, for both domestic and international use.  We believe that this will allow us to further diversify revenue streams.

We also derive modest revenues from theatrical and non-theatrical revenue streams.

Direct-to-Consumer

Our Direct-to-Consumer businesses in the United States and the United Kingdom comprise approximately 18%-23% of our current overall revenue base. Non-DVD revenues account for 60%-65% of the global Direct-to-Consumer sales.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Additionally, we incurred substantial legal, investment banking and other expenses during 2012 related to the Business Combination.

We acquire primarily North American distribution rights to completed feature films while maintaining our focus on acquiring distribution rights to genres that have been successful in the past.  We continue to seek early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs.

We generally acquire programming through exclusive license/distribution agreements, under which we either pay royalties or receive distribution fees and pay net profits after recoupment of our upfront costs.  Upon entering into a typical license (royalty) agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of the title to our retail customers has occurred.  Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.

In addition to advances, upfront fees and production costs, the other significant costs we incur are:

•	DVD/Blu-ray replication;
•	packaging;
•	advertising, promotion, and market development funds provided to retail customers;
•	domestic shipping costs from self-distribution of exclusive content;
•	personnel; and
•	music publishing on exclusive music-related DVD/Blu-ray and CD titles.

We focus on achieving long-term, sustainable growth and profitability.  We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements, for high-quality entertainment content.

2012 Financial Highlights

The financial results for 2012 comprise two distinct components: (i) the results of RLJE and its subsidiaries from October 3, 2012 to December 31, 2012 (referred to as the “successor” period); and (ii) the results of Acorn Media and its subsidiaries for the period from January 1, 2012 to October 2, 2012 (referred to as the “2012 predecessor” period).  The results for 2011 reflect the operations of Acorn Media and its subsidiaries as the predecessor company.  Results for the predecessor periods are not indicative of, or comparable to, results for the successor period.  A pro forma comparison of 2012 results compared to 2011 results is detailed in “Item 8. Financial Statements and Supplementary Data – Note 4. Business Combination.”

•
Net revenues for the successor period were modestly higher than the 2012 predecessor period.  The successor period included $27.0 million of Image related revenues. The nine month 2012 predecessor period revenues of $57.8 million were 31% lower than the predecessor’s revenues in 2011.  Acorn Media’s net revenues were typically highest in the calendar fourth quarter of each year as a result of the higher concentration of Direct-to-Consumer activities.

•
Income from operations in the successor period was $2.9 million as compared to a loss in the 2012 predecessor period.  The improvement in income from operations was attributable to the inclusion of Image related income in the successor period as well as one-time costs that were included in the 2012 predecessor period as a result of expenses relating to the Business Combination and costs incurred to acquire the 64% interest in ACL with no corresponding costs in the successor period.

•
The highlights above and the discussion below are intended to identify some of our more significant results and transactions during 2012, and should be read in conjunction with the related discussions in this Annual Report.

Liquidity and Capital Resources

Working Capital

At December 31, 2012, we had cash on hand (net of overdrafts) of $4.3 million, and unused amounts under our revolving credit facility of $7.4 million.

Our working capital is generated from the following sources:

•	operating cash flows;
•	availability under our revolving credit facility;
•	private placement of debt and equity instruments;
•	advances from our replicators, sublicensors, subdistributors; and
•	trade credit.

Successor

The more significant factors affecting cash used in our operating, investing and financing activities during the successor period were:

•	acquisition of Image and Acorn Media net of cash acquired of $95.3 million;
•	repayment of borrowings of $32.3 million; and
•	increased accounts receivable of $7.9 million.

The more significant factors affecting cash provided by our operating, investing and financing activities during the successor period were:

•	investment by RLJA of $63.8 million;
•	proceeds from debt of $53.9 million; and
•	borrowings under revolving credit facility of $26.1 million.

Predecessor

The more significant factors affecting cash used by our operating, investing and financing activities during the 2012 predecessor period were:

•	acquisition of the 64% interest in ACL of $21.9 million;
•	investment in film and television programs of $11.9 million; and
•	distributions to shareholder $4.9 million.

The more significant factors affecting cash provided by our operating, investing and financing activities during the 2012 predecessor period were:

•	proceeds from debt of $18.0 million;
•	proceeds from issuance of subordinated notes payable and other debt of $6.8 million;
•	decrease in accounts receivable of $2.8 million; and
•	proceeds from issuance of shareholder subordinated debt of $2.7 million.

Liquidity

During 2012, we improved our overall liquidity and financial condition because of, among other things, borrowing availability under our revolving credit facility and term loans with SunTrust, elimination of duplicative infrastructure costs as a result of the Business Combination, and our continued relationship with SPHE which helps reduce our outstanding accounts receivable and manage our order-to-cash processes in a highly efficient and economical manner.

Our liquidity levels enable us to increase our investment in high-profile content including Numbers Station (starring John Cusack), The Colony (starring Laurence Fishburne), Day of the Falcon (starring Antonio Banderas), Paradise (starring Julianne Hough, Russell Brand), and Stranded (starring Christian Slater).  These titles are planned for release in 2013.

Despite our improved liquidity position, we may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.

We anticipate continuing to make strategic acquisitions of new products, libraries and companies that maximize shareholder value.  We have several options to improve liquidity for product acquisition, which include (i) renegotiate terms with key suppliers/distributors, and (ii) further outsourcing of non-core activities.  Management cannot provide any assurance that we will be able to execute any of the strategies described above.

Capital Resources

Cash.  As of December 31, 2012, we had cash of approximately $4.7 million, as compared to approximately $1.6 million as of December 31, 2011.

Borrowing Availability.  At December 31, 2012, our borrowing availability was $7.4 million.

Revolving Credit Facility.  On October 3, 2012, we entered into a Credit Agreement (the Credit Facility) with certain lenders, SunTrust, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Bookrunner.  The Credit Facility includes a five-year $15 million revolving credit facility and three tranches of term loans totaling $55 million with final maturities ranging from five to five and one-half years, at interest rates ranging from prime rate plus 5% to 6.25% or LIBOR plus 6% to 7.25%, plus an additional 3% per annum paid in kind on the last $15 million of the facilities. The obligations under the Credit Facility are secured by a lien on substantially all of our assets, pursuant to the Pledge and Security Agreement, dated as of October 3, 2012.

We were in compliance with all financial and operating covenants under the Credit Facility at December 31, 2012.  These covenants are measured at various times through-out the year, and while we believe we will be in compliance with all financial and operating covenants at those dates, there can be no assurance that we will continue to be in compliance.

Results of Operations

Net Revenues

Net revenues for the successor period of $59.5 million were 3% higher than the 2012 predecessor period, with a favorable impact from the inclusion of Image revenues offset by lower Acorn Media revenues in the successor period. Net revenues for the 2012 predecessor period of $57.8 million were $25.9 million less than the predecessor’s net revenues in 2011, which was attributable to the difference in reporting periods.

Gross Profit

Gross profit for the successor period was 25% lower than the 2012 predecessor period. Gross profit margin for the successor period of 33% compares unfavorably to the 2012 predecessor gross margin of 45%. This is due to the inclusion of Image revenues in the successor period, which are primarily derived from distribution agreements that generally generate a lower gross margin contribution, as compared to Acorn Media’s gross margin, which has been traditionally derived from royalty based agreements.  In addition, the gross profit in the successor period was negatively impacted by $4.1 million of noncash film library amortization not included in the 2012 predecessor period. Gross profit in the 2012 predecessor period was 40% less compared to the predecessor’s gross profit in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the successor period were 47% lower than the 2012 predecessor period and were directly attributable to the transaction costs incurred in connection with closing the Business Combination in October, 2012 and Acorn Media’s acquisition of a 64% interest in ACL in February, 2012. Selling, general and administrative costs for the 2012 predecessor period were 8% lower than the predecessor’s selling, general and administrative costs in 2011.

Interest Expense

(in thousands)	Successor	Predecessor	Predecessor
	2012	2012	2011
Noncash interest expense	$260	$0	$0
Interest expense, net of interest income	$1,742	$847	$17
Interest expense, net	$2,002	$847	$17

As a percentage of net revenues	3.4%	1.5%	0%

Interest expense, net, for the successor period increased by $1.2 million as compared to the 2012 predecessor period as a result of increased indebtedness incurred in connection with the Business Combination.  Interest expense, net, for the 2012 predecessor period increased by $0.8 million compared to the predecessor’s interest expense, net, in 2011, due to increased indebtedness associated with the predecessor’s investment in ACL.  Net noncash charges to interest expense were $260,000 in the successor period representing amortization of the Credit Facility debt discount and deferred financing costs.  There were no net noncash charges to interest expense in the 2012 predecessor period or in 2011 for the predecessor.

Other Income/(Expenses)

Total other income/(expenses) for the successor period of $852,000 was favorable compared to the $118,000 of income in the 2012 predecessor period primarily due to the favorable impact of warrant revaluation. Other income (expenses) in the 2012 predecessor period was favorable in comparison to 2011 as a result of currency exchange gains.

Income Taxes

We have fully reserved our net deferred tax assets, and such tax assets may be available to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership. As of December 31, 2012, we had NOL carryforwards for federal and state income tax purposes of approximately $23.5 million and approximately $28.0 million, respectively.

Subsequent Event

Promotion of Executive Officer

On January 17, 2013, our board of directors approved the appointment of Miguel Penella as Chief Executive Officer of our company in addition to his roles as President and Chief Operating Officer of our company.  Theodore S. Green, our company’s previous Chief Executive Officer, resigned from his position as Chief Executive Officer effective January 14, 2013.

Amendment of SPHE Agreement

In August 23, 2010, Image entered into a three-year Distribution Services and License Agreement with SPHE to act as exclusive manufacturer to meet our DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  SPHE acts as a vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and risk of inventory loss.

In January 2013, we amended our Distribution Services and License Agreement with SPHE to include Acorn Media and to extend our relationship with this strategic partner for an additional two years through August 2015.  The amended agreement also provides a multi-tiered service fee schedule that provides significantly lower distribution, replication and freight cost fees to Acorn Media as compared to their prior vendor. The amendment also reduced certain distribution fees charged by SPHE to Image offset, in part, by higher SPHE fees on certain vendor-managed accounts.  The amendment also provided for a $2.0 million cash advance recoupable against future proceeds.  In March 2013, we further amended the agreement to modify the advance repayment period into six equal monthly installments beginning May 2013.

ACL Dividend

In January 2013, ACL declared and paid a dividend of £1,800,000 (approximately $2.8 million) of which 64% (approximately $1.8 million) was paid to APL.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.  Our actual results may differ from those estimates.

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine, or that may produce materially different results when using different assumptions.  We consider the following accounting policies to be critical:

Revenue Recognition.  Revenue is recognized upon meeting the recognition requirements of ASC 926, Entertainment—Films and ASC 605, Revenue Recognition.  Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other ASC 605 recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for sales returns and uncollectible accounts receivable are provided at the time of sale.

Use of Estimates in Preparation of Financial Statements.  The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write-downs, accounts receivable allowances and provision for doubtful accounts and sales returns reserves, valuation of deferred taxes, valuation of warrants, and ultimate projected revenues of our film library, which impact amortization of investments in film and television programs and related impairment assessments.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Allowances for Sales Returns and Doubtful Accounts Receivable.  For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.  Our sales return reserve as of December 31, 2012 was $11.3 million.  The Predecessor’s sales return reserve as of October 2, 2012 and December 31, 2011 was $1.5 million and $2.4 million, respectively.

Similarly, we evaluate accounts receivable to determine if they will ultimately be collected.  In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due.  Based on this information, we reserve an amount that we believe to be doubtful of collection.  If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances might be required in the future.  Underestimation of this allowance would cause accounts receivable to be overstated and current period expenses to be understated.  Overestimation of this allowance would cause accounts receivable to be understated and current period expenses to be overstated.  For the period ended December 31, 2012, we charged $391,000 to bad debt expense and as of December 31, 2012 our allowance for uncollectible accounts was $138,000.  The amount charged to bad debt expense by the Predecessor for the period ended October 2, 2012 and for the year ended December 31, 2011 was $304,000 and $186,000, respectively.  As of October 2, 2012 and December 31, 2011, the Predecessor did not record an allowance for uncollectible accounts.  The increase in bad debt expense during the period ended December 31, 2012 is primarily attributable to a bad debt charge of $311,000 related to HMV (a significant customer for our wholesale distribution segment), which filed for bankruptcy protection on January 15, 2013.

Inventories.  For each reporting period, we review the value of inventory on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  The predecessor’s obsolescence reserve was $536,000 and $631,000 as of October 2, 2012 and December 31, 2011, respectively.  Our obsolescence reserve was $699,000 as of December 31, 2012.  Inventories consist primarily of packaged goods for sale, which are stated at the lower-of-cost or market, as well as work-in-progress and componentry.  Acorn Media determines inventory costs on a first-in first-out basis.  Image determines inventory costs on an average cost basis.  In 2013, we will consolidate our inventory processes and move to a single costing methodology.  Our estimation is that the difference in inventory costing methodologies is not significant to our financial results or financial position.  At December 31, 2012, inventory balances, net of reserves, for Image and Acorn Media were $13,713,000 and $9,316,000, respectively.

Investment in Films and Television Programs.  Investment in films and television programs, including direct-to-video content, includes the unamortized costs of completed films and television programs that were acquired distribution rights or for which we have produced, films and television program in progress and in development, and production development costs.

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

Acquired Programming Rights – In November 2010, the predecessor acquired certain programming rights to a series of television shows. The predecessor purchased these rights for a total purchase price of $1,379,284, including approximately $122,000 in direct transaction costs. During 2011, the predecessor acquired additional programming rights to the series of television shows for $97,992. The predecessor has allocated the total purchase cost to the identifiable assets acquired in the transaction based upon their estimated fair values.

Original Production Costs – For films and television programs produced by RLJE, capitalized costs include all direct production and financing costs, and production overhead.

Unamortized investments in acquired and produced content are charged to operations as revenues are earned.  These unrecouped investments are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release, or for episodic television series a period not to exceed 10 years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later.

Investment in acquired and produced content is stated at the lower of amortized cost or estimated fair value. The valuation of investment in acquired and produced content is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), there were impairment charges of $73,000, $2.0 million, and $524,000, respectively.    In determining the fair value of our acquired and produced content, we employ a discounted cash flows (or DCF) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Films and television programs in progress include the accumulated costs of productions which have not yet been completed.

Production Development Costs

The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format.  Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments.  A percentage of the capitalized production costs are amortized to expense each month based upon:  (i) a projected revenue stream resulting from distribution of new and previously released content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.  For the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), there were no material impairment charges recognized.

Income Taxes.  We account for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at December 31, 2012 and 2011.

ASC 740, Income Taxes, requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expenses.

Fair Value of Financial Instruments.  The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our debt and notes payable are estimated based on the quoted market prices for the same or similar issuances or on the current rates offered to us for debt of the same remaining maturities.  We consider this assessment of fair value to be a Level 2 assessment.  Such fair value approximates the respective carrying values of our debt and notes payable.

Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our recurring fair value measurements of financial assets and liabilities and our nonrecurring fair value measurements of assets and liabilities are disclosed in “Item 8. Financial Statements and Supplementary Data – Note 12. Fair Value Measurements.”

Business Acquisitions. We account for business acquisitions in accordance with ASC 805, Business Combinations.  Under the acquisition method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets acquired is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a period not to exceed one year. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates are materially accurate.

Our allocation of the purchase consideration is preliminary because (1) the valuation of net assets acquired is not final, (2) the fair value of certain options to acquire future programming content has not been determined, (3) the fair value of our obligation under a registration rights agreement has not been determined, (4) the acquired deferred tax assets and liabilities are subject to adjustment upon the finalization of Image’s and Acorn Media’s final tax returns as of October 2, 2012, including the completion of our utilization study of acquired net operating loss carryforwards and (5) our allocation of goodwill to our reporting segments is preliminary as the segments’ enterprise values have not been finalized.  Once we finalize our valuations, we will adjust the amounts for which we initially recorded the acquired net assets and also goodwill.  We expect to finalize our valuations by June 30, 2013 and tax returns by September 30, 2013.  These adjustments could be significant to the book value of intangible assets and related tax treatment.

Goodwill.  Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition.  Goodwill is recorded at our reporting units, which are consolidated into our reporting segments.  Goodwill is not amortized but is reviewed for impairment annually within each year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.  The impairment test follows a two-step approach.  The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary.  Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill.  Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated.  Determining the fair value requires various assumptions and estimates, which include consideration of the future projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.  As of and for the period ended December 31, 2012, goodwill consists of the amount recorded from the acquisitions of Image and Acorn Media.  There was no impairment during the period ended December 31, 2012.  During the period ended October 2, 2012 and the year ended December 31, 2011, there was no recorded goodwill.

Recently Issued Accounting Standards.

In February 2012, the FASB issued ASU No. 2013- 02, Comprehensive Income (Topic 220), which requires an entity to report the effects of significant reclassifications out of accumulated other comprehensive income.  ASC No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASC No. 2013-02 did not have a material effect on our financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU No. 2012-03 is not expected to have a material effect on our financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU No. 2012-04 did not have a material effect on our financial statements.

In October 2012, the FASB issued ASU No. 2012-07, Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs.  ASU 2012-07 eliminates the presumption that conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests, the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date.  ASU No. 2012-07 is effective for impairment assessments performed on or after December 15, 2012.  The adoption of ASU No. 2012-07 did not have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  We are exposed to market risk in the ordinary course of our business, including interest rates and foreign currency exchange rates.

Interest Rate Fluctuation Risk

At December 31, 2012, we had approximately $7.6 million of outstanding borrowings under our Credit Facility.  At December 31, 2011, Acorn Media had approximately $83,000 of outstanding borrowings under its Credit Facility, which was repaid and terminated in connection with the Business Combination. RLJE currently uses interest rate protection agreements to manage exposure to changes in the variable interest rate applied to outstanding borrowing on its line of credit. Effective December 10, 2012, RLJE entered into a forward starting interest rate swap agreement that effectively caps the LIBOR rate of interest at 1.25 percent. The interest rate swap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  We paid a one-time fixed fee of $22,750 for this rate cap agreement.

Management believes that moderate changes in the Prime Rate or LIBOR would not materially impact RLJE’s operating results or financial condition.

Foreign Exchange Rate Fluctuation Risk

The consolidated financial statements are presented in the functional and reporting currency of RLJE which is the US dollar. For the foreign subsidiaries whose functional currency is other than the US dollar  (the British Pound for Acorn UK and Australian Dollar for Acorn Australia), balance sheet accounts are translated into US dollars at exchange rates in effect at the end of the year and income statement accounts and cash flows are translated at average monthly exchange rates. Translation gains and losses are included as a separate component of stockholders’ equity. Realized gains and losses from foreign currency denominated transactions are included in the income statement in the accompanying consolidated financial statements as a component of other income (expense).

For Acorn UK and Acorn Australia, RLJE is subject to foreign exchange rate risk which could be substantial and cannot be accurately predicted by RLJE. For the year ended December 31, 2011, Acorn Media did not have any foreign currency exchange contracts in force.  For the year ended December 31, 2012, RLJE did not have any foreign currency exchange contracts in force. Management believes that moderate changes in foreign exchange rates will not materially affect RLJE’s operating results or financial condition.

As of December 31, 2012 and 2011, a 10% adverse change in foreign currency exchange rates versus the US dollar would have decreased RLJE’s aggregate reported cash and cash equivalents by 4% and 9%, respectively. For the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), if average exchange rates had changed unfavorably by 10%, RLJE’s consolidated net revenues reported in US dollars would have decreased by 1%, 2% and 2%, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RLJ Entertainment, Inc.
Bethesda, Maryland

We have audited the accompanying consolidated balance sheet of RLJ Entertainment, Inc. (“Successor” or the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the period from October 3, 2012 to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLJ Entertainment, Inc. at December 31, 2012 and the results of its operations and its cash flows for the period from October 3, 2012 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Los Angeles, California
April 10, 2013

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RLJ Entertainment, Inc.
Bethesda, Maryland

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period from January 1, 2012 to October 2, 2012 for Acorn Media Group, Inc. (“Predecessor” or the “Company”). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of Acorn Media Group, Inc. for the period from January 1, 2012 to October 2, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Los Angeles, California
April 10, 2013

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
RLJ Entertainment, Inc. (formerly known as Acorn Media Group, Inc. and Subsidiaries)
Bethesda, Maryland

We have audited the accompanying consolidated balance sheet of Acorn Media Group, Inc. and Subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acorn Media Group, Inc. as of December 31, 2011 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
April 10, 2013

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

ASSETS

	Successor	Predecessor
(In thousands)	December 31, 2012	December 31, 2011
Cash and cash equivalents	$4,739	$1,625
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts of $11,435 as of December 31, 2012 and $2,423 as of December 31, 2011	24,611	14,836
Inventories, net	23,029	8,237
Investment in film and television programs	89,797	25,593
Property, equipment and improvements, net	1,800	845
Equity investment in ACL	25,449	—
Other intangible assets	23,883	398
Goodwill	47,382	—
Prepaid expenses and other assets	1,938	1,169
Total assets	$242,628	$52,703

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

December 31, 2012 and 2011

LIABILITIES AND STOCKHOLDERS' EQUITY

	Successor	Predecessor
(In thousands, except share data)	December 31, 2012	December 31, 2011
Accounts payable	$18,968	$4,809
Bank overdraft	477	2,016
Accrued liabilities	11,145	6,641
Accrued royalties and distribution fees	32,658	9,327
Deferred revenue	4,339	—
Revolving credit facility	7,551	83
Senior term notes, less debt discount	51,225	—
Subordinated notes payable and other debt	23,547	—
Deferred tax liability	350	—
Stock warrant liability	4,324	—
Total liabilities	154,584	22,876
Commitments and Contingencies (Note 13)
Stockholders' equity:
Successor – common stock, $0.001 par value, 250 million shares authorized, 13,377,546 shares issued and outstanding at December 31, 2012	13	—
Predecessor – common stock, $0.01 par value, 10 million shares authorized, 1,023,466 shares issued and outstanding at December 31, 2011	—	10
Additional paid-in capital	86,133	4,451
Stockholders’ notes receivable	—	(684)
Retained earnings	1,743	26,295
Accumulated other comprehensive gain (loss)	155	(421)
Non-controlling interests	—	759
Treasury stock, 50,933 shares, at cost	—	(583)
Net stockholders’ equity	88,044	29,827
Total liabilities and stockholders’ equity	$242,628	$52,703

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended December 31, 2012, October 2, 2012, and the Year Ended December 31, 2011

	Successor	Predecessor	Predecessor
(In thousands, except per share data)	October 3, to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
NET REVENUES	$59,529	$57,830	$83,712
COST OF SALES	40,096	31,819	40,695
Gross profit	19,433	26,011	43,017
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	9,096	11,149	18,826
General and administrative expenses	7,480	9,993	14,040
Transaction costs	—	10,183	1,114
Total selling, general and administrative expenses	16,576	31,325	33,980
INCOME (LOSS) FROM OPERATIONS	2,857	(5,314)	9,037
OTHER INCOME (EXPENSE):
Interest in ACL’s net income	695	983	—
Interest expense	(2,002)	(847)	(72)
Interest income	—	—	55
Other income (expense)	852	118	(69)
Total other income (expense)	(455)	254	(86)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,402	(5,060)	8,951
PROVISION FOR INCOME TAXES	659	203	843
NET INCOME (LOSS)	1,743	(5,263)	8,108
Net income attributable to non-controlling interests	—	(43)	(265)
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,743	$(5,306)	$7,843
NET INCOME (LOSS) PER SHARE –
UNRESTRICTED COMMON STOCK:
Basic	$0.13	$(5.19)	$7.67
Diluted	$0.13	$(5.19)	$7.60
RESTRICTED COMMON STOCK:
Basic	$0.13	$—	$—
Diluted	$0.13	$—	$—

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Periods Ended December 31, 2012, October 2, 2012, and the Year Ended December 31, 2011

	Successor	Predecessor	Predecessor
(In thousands)	October 3, to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
NET INCOME (LOSS):
Net income (loss)	$1,743	$(5,263)	$8,108
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	155	308	(96)
TOTAL COMPRENSIVE INCOME (LOSS)	1,898	(4,955)	8,012
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS:
Share of net income	—	(43)	(265)
Share of foreign currency translation (gain) loss	—	(37)	11
Comprehensive income attributable to noncontrolling interest	—	(80)	(254)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,898	$(5,035)	$7,758

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Periods Ended December 31, 2012, October 2, 2012, and the Year Ended December 31, 2011

	Common Stock					Accumulated
			Additional	Stockholder		Other		Non-	Total
		Par	Paid-in	Notes	Retained	Comprehensive	Treasury	controlling	Stockholders’
(In thousands)	Shares	Value	Capital	Receivable	Earnings	Loss	Stock	Interests	Equity
Balance at January 1, 2011	1,023	$10	$4,451	$(978)	$24,628	$(336)	$(583)	$617	$27,809
Repayments on Stockholders’ Note Receivable				294	—	—	—	—	294
Net income	—	—	—	—	7,843	—	—	265	8,108
Foreign Currency Translation	—	—	—	—	—	(85)	—	(11)	(96)
Stockholders’ Distributions	—	—	—	—	(6,176)	—	—	(112)	(6,288)
Balance at January 1, 2012	1,023	10	4,451	(684)	26,295	(421)	(583)	759	29,827
Options Exercised	23	—	1,285	(1,285)	—	—	—	—	—
Stock-based compensation	—	—	499	—	—	—	—	—	499
Net income (loss)	—	—	—	—	(5,306)	—	—	43	(5,263)
Foreign Currency Translation	—	—	—	—	—	271	—	37	308
Stockholders’ Distributions	—	—	—	—	(4,879)	—	—	(265)	(5,144)
Balance at October 2, 2012	1,046	$10	$6,235	$(1,969)	$16,110	$(150)	$(583)	$574	$20,227

Balance at October 3, 2012	9,994	$10	$50,113	$—	$—	$—	$—	$—	$50,123
Purchase consideration:
Image common stock	2,714	3	21,220	—	—	—	—	—	21,223
Acorn Media common stock	1,575	1	11,879	—	—	—	—	—	11,880
Sponsor common stock cancelled	(1,268)	(1)	1	—	—	—	—	—	—
Sponsor warrants cancelled	—	—	713	—	—	—	—	—	713
Issuance of unregistered common stock for services	325	—	2,158	—	—	—	—	—	2,158
Issuance of restricted common stock for services	38	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	49	—	—	—	—	—	49
Foreign Currency Translation	—	—	—	—	—	155	—	—	155
Net income	—	—	—	—	1,743	—	—	—	1,743
Balance at December 31, 2012	13,378	$13	$86,133	$—	$1,743	$155	$—	$—	$88,044

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended December 31, 2012, October 2, 2012, and the Year Ended December 31, 2011

	Successor	Predecessor	Predecessor
(In thousands)	October 3, to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,743	$(5,263)	$8,108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest in ACL net income	(695)	(983)	—
Amortization of film and television programs	5,178	2,392	2,953
Depreciation and other amortization	1,571	400	525
Noncash interest expense	260	—	—
Provision for lower of cost or market inventory	—	—	79
Provision for deferred taxes	174	177	—
Provision (recoveries) for doubtful accounts	391	304	(302)
Accelerated amortization and fair value write-down of investments in film and television programs	73	2,035	524
Change in fair value of warrant liability and other derivatives	(622)	(5)	(24)
Stock-based compensation expense	49	499	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(7,886)	2,800	1,614
Inventories	(1,124)	(151)	(1,583)
Investment in film and television programs	(3,779)	(11,857)	(4,089)
Prepaid expenses and other assets	505	(1,137)	230
Accounts payable, accrued royalties, fees and liabilities	(6,847)	5,533	651
Deferred revenue	1,127	—	—
Net cash provided by (used in) operating activities	(9,882)	(5,256)	8,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(759)	(505)	(36)
Acquisition of ACL	—	(21,871)	—
Dividends received from ACL	—	2,682	—
Acquisition of Image and Acorn Media, net of cash acquired of $3,569	(95,347)	—	—
Net cash used in investing activities	$(96,106)	$(19,694)	$(36)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Periods Ended December 31, 2012, October 2, 2012, and the Year Ended December 31, 2011

	Successor	Predecessor	Predecessor
(In thousands)	October 3, to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Investment by RLJA	$63,825	$—	$—
Borrowings under revolving credit facility	26,051	3,340	83
Repayments of borrowings under revolving credit facility	(32,304)	—	(2,475)
Proceeds from debt	53,944	18,000	—
Repayments of debt	(1,000)	(675)	—
Proceeds from issuance of shareholder subordinated debt	—	2,700	—
Proceeds from issuance of subordinated notes payable and other debt	—	6,811	—
Dividends paid to noncontrolling interest	—	(265)	(112)
Stockholder distributions	—	(4,879)	(6,176)
Repayment of stockholders’ notes receivable	—	—	294
Net cash provided by (used in) financing activities	110,516	25,032	(8,386)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	211	(198)	(231)
INCREASE (DECREASE) IN CASH:	4,739	(116)	33
Cash at beginning of period	—	1,625	1,592
Cash at end of period	$4,739	$1,509	$1,625
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$925	$659	$72
Income taxes	$16	$162	$763

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Periods Ended December 31, 2012, October 2, 2012, and the Year Ended December 31, 2011

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the period ended December 31, 2012 (successor):

(In thousands)
In connection with the acquisition of Image and Acorn Media:
Issued subordinated notes payable to certain selling shareholders of Image	$14,800
Assumed subordinated debt and obligations under Image’s and Acorn Media’s existing credit lines	$20,813
Issued shares of our common stock and warrants as purchase consideration	$33,377
Issued shares of our common stock and warrants as consideration to consultants and lenders	$2,298
Warrants were cancelled by RLJA’s Sponsor	$713
Shares of common stock were cancelled by RLJA’s Sponsor	$—

For the period ended October 2, 2012 (predecessor):

(In thousands)
Stock options were exercise in exchange for a shareholder note receivable	$1,285

There were no noncash investing and financing activities for the year ended December 31, 2011 (predecessor).

See accompanying notes to consolidated financial statements.

Note 1.	Basis of Presentation.

RLJ Entertainment, Inc. (or Successor).  RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012 as a wholly-owned subsidiary of RLJ Acquisition, Inc. (or RLJA), a special purpose acquisition company.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or Acorn Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted.

We engage in motion picture and television programming distribution, urban programming distribution, select British drama co-production, broadcast and digital distribution, new channel platforms and international distribution and sales. We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings via our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as fitness and urban offerings; (2) wholesale distribution through retail partners covering brick-and-mortar establishments, digital, broadcast and cable partners; and (3) a direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages the intellectual property rights that we own and all revenues associated with those rights and includes ACL, which owns a substantial portion of the Agatha Christie library that includes approximately 80 novels and short story collections and 19 plays.

Our wholesale business is distributed through major retailers in the United States, Canada, United Kingdom and Australia, including Amazon, Walmart, Target, Costco, Barnes & Noble, Netflix, BET, Showtime, DirectTV, and Hulu.  We have a catalog of owned and long-term licensed products in excess of 5,300 titles, segmented into genre-based program lines such as Acorn (British drama/mystery), Agatha Christie (British mysteries based upon Agatha Christie’s written works), Image (independent feature films, stand-up comedy), One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).

Our direct-to-consumer segment includes the continued roll-out of digital channels, such as subscription-based Acorn TV and planned near-term subscription extensions within the United States (or US) urban and faith/lifestyle markets.

Prior to the consummation of the Business Combination, RLJE’s principal executive office was located in Bethesda, Maryland.  Following the consummation of the Business Combination, our principal executive offices are located in Silver Spring, Maryland, with additional US locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

Acorn Media Group, Inc. (or Predecessor).  Acorn Media was formed as a corporation in the District of Columbia in 1984, and elected in 1989 to be treated as an S corporation.  Acorn Media is a marketer and distributor of niche products, in particular DVDs and complementary merchandise, selling via both wholesale and proprietary direct-to-consumer channels.  Acorn Media acquires exclusive home video and digital rights from third parties, usually for a period of seven years, for a diverse array of British television and other specialty programming.  Acorn Media also creates additional content and value-added features for its DVD programming, such as interactive menus, audio commentaries, packaging and marketing materials.  Acorn Media results include its subsidiaries Acorn UK, Acorn Australia and APL and its subsidiaries.  In February 2012, Acorn Media acquired a 64% ownership in ACL.

Business Combination.  On October 3, 2012, the Business Combination of RLJA, RLJE, Image and Acorn Media was completed.  See “Note 4. Business Combination” below for further discussion.

For financial reporting purposes, RLJE is the acquirer of Image and Acorn Media. Acorn Media was determined to be the Predecessor based primarily on its significantly higher purchase price relative to Image.  The Business Combination was accounted for in accordance with accounting principles generally accepted in the United States (“US GAAP”) and accordingly, the assets and liabilities were recorded using fair value at October 3, 2012.  The financial statements for 2012 and 2011 are not comparable as a result of the acquisition accounting.  The financial statements for 2012 are presented for two periods, the period prior to the Business Combination (“Predecessor”) and the period subsequent to the Business Combination (“Successor”).

Prior to the closing of the Business Combination on October 3, 2012, RLJE had no meaningful operating activities.  The “Predecessor” period (pre-October 3, 2012) includes the activities of Acorn Media and (2) the “Successor” period (post-October 3, 2012) includes the activities of RLJE, Image and Acorn Media.  All information as of and for the year ended December 31, 2011 solely relate to Acorn Media.

Note 2.	Principles of Consolidation and Summary of Significant Accounting Policies.

Principles of Consolidation.  The operations of ACL are entirely managed by RLJE, subject to oversight by ACL’s Board of Directors.  The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors over the majority shareholders (see “Note 5. Agatha Christie Limited” below for further discussion).  We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements beginning from when Acorn Media acquired its 64% ownership interest in ACL (February 29, 2012).

Our company’s consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL. Investment in ACL is carried as a separate asset on the Consolidated Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings of ACL are included in “Other income (expense)” on the Consolidated Statements of Operations. All intercompany transactions have been eliminated.

Foreign Currency Translation.  The consolidated financial statements are presented in our company’s functional and reporting currency which is the US dollar. For the foreign subsidiaries whose functional currency is other than the US dollar (the British Pound for Acorn UK and APL; and Australian Dollar for Acorn Australia), balance sheet accounts are translated into US dollars at exchange rates in effect at the end of the period and income statement accounts and cash flows are translated at average monthly exchange rates. Translation gains and losses are included as a separate component of stockholders’ equity. Realized gains and losses from foreign currency denominated transactions are included in the income statement in the accompanying consolidated financial statements as a component of other income (expense).

Use of Estimates in Preparation of Financial Statements.  The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write-downs, accounts receivable allowances and provision for doubtful accounts and sales returns reserves, valuation of deferred taxes, valuation of warrants, and ultimate projected revenues of our film library, which impact amortization of investments in film and television programs and related impairment assessments.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Fair Value of Financial Instruments.  The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our debt and notes payable are estimated based on the quoted market prices for the same or similar issuances or on the current rates offered to us for debt of the same remaining maturities.  We consider this assessment of fair value to be a Level 2 assessment.  Such fair value approximates the respective carrying values of our debt and notes payable.

Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our recurring fair value measurements of financial assets and liabilities and our nonrecurring fair value measurements of assets and liabilities are disclosed in “Note 12. Fair Value Measurements” below.

Concentrations of Credit Risk.  Financial instruments which potentially subject RLJE to concentrations of credit risk consist primarily of deposit accounts and trade accounts receivable. We place our cash with high credit quality financial institutions. RLJE maintains bank accounts at financial institutions, which at times may exceed amounts insured by the Federal Deposit Insurance Corporation (or FDIC) and Securities Investor Protection Corporation (or SIPC). RLJE has never experienced any losses related to these balances. Non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. With respect to trade receivables, we perform ongoing credit evaluations of our customers’ financial conditions and limit the amount of credit extended when deemed necessary but generally require no collateral.

The Predecessor’s cash and cash equivalents were invested in high credit-quality financial institutions. From time-to-time, amounts on deposit in the U.K. may exceed €50,000 (approximately $66,000) as of December 31, 2012, the amounts for which there is government sponsored depository insurance. Our company has not experienced any losses in such accounts and management believes our company is not exposed to any significant risk on these accounts.

Revenue Recognition.  Revenue is recognized upon meeting the recognition requirements of ASC 926, Entertainment—Films and ASC 605, Revenue Recognition.  Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other ASC 605 recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for sales returns and uncollectible accounts receivable are provided at the time of sale.

Allowances for Sales Returns and Doubtful Accounts Receivable.  For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.  Our sales return reserve as of December 31, 2012 was $11.3 million.  The Predecessor’s sales return reserve as of October 2, 2012 and December 31, 2011 was $1.5 million and $2.4 million, respectively.

Similarly, we evaluate accounts receivable to determine if they will ultimately be collected.  In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due.  Based on this information, we reserve an amount that we believe to be doubtful of collection.  If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances might be required in the future.  Underestimation of this allowance would cause accounts receivable to be overstated and current period expenses to be understated.  Overestimation of this allowance would cause accounts receivable to be understated and current period expenses to be overstated.  For the period ended December 31, 2012, we charged $391,000 to bad debt expense and as of December 31, 2012 our allowance for uncollectible accounts was $138,000.  The amount charged to bad debt expense by the Predecessor for the period ended October 2, 2012 and for the year ended December 31, 2011 was $304,000 and $186,000, respectively.  As of October 2, 2012 and December 31, 2011, the Predecessor did not record an allowance for uncollectible accounts.  The increase in bad debt expense during the period ended December 31, 2012 is primarily attributable to a bad debt charge of $311,000 related to HMV (a significant customer for our wholesale distribution segment), which filed for bankruptcy protection on January 15, 2013.

Inventories.  For each reporting period, we review the value of inventory on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Our obsolescence reserve was $699,000 as of December 31, 2012.  The Predecessor’s obsolescence reserve was $536,000 and $631,000 as of October 2, 2012 and December 31, 2011, respectively.  Inventories consist primarily of packaged goods for sale, which are stated at the lower-of-cost or market.  Acorn Media determines inventory costs on a first-in first-out basis.  Image determines inventory costs on an average cost basis.  In 2013, we will consolidate our inventory processes and move to a single costing methodology.  Our estimation is that the difference in inventory costing methodologies is not significant to our financial results or financial position.  At December 31, 2012, inventory balances, net of reserves, for Image and Acorn Media were $13,713,000 and $9,316,000, respectively.

Investment in Films and Television Programs.  Investment in films and television programs, including direct-to-video content, includes the unamortized costs of completed films and television programs that were acquired distribution rights or for which we have produced, films and television programs in progress and in development, and production development costs.

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

Acquired Programming Rights – In November 2010, the Predecessor acquired certain programming rights to a series of television shows. The Predecessor purchased these rights for a total purchase price of $1,379,284, including approximately $122,000 in direct transaction costs. During 2011, the Predecessor acquired additional programming rights to the series of television shows for $97,992. The Predecessor has allocated the total purchase cost to the identifiable assets acquired in the transaction based upon their estimated fair values.

Original Production Costs – For films and television programs produced by RLJE, capitalized costs include all direct production and financing costs, and production overhead.

Unamortized investments in acquired and produced content are charged to operations as revenues are earned.  These unrecouped investments are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release, or for episodic television series a period not to exceed 10 years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later.

Investment in acquired and produced content is stated at the lower of amortized cost or estimated fair value. The valuation of investment in acquired and produced content is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), there were impairment charges of $73,000, $2.0 million, and $524,000, respectively (see “Note 12, Fair Value Measurements” for further discussion). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Films and television programs in progress include the accumulated costs of productions which have not yet been completed.

Production Development Costs

The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format.  Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments.  A percentage of the capitalized production costs are amortized to expense each month based upon:  (i) a projected revenue stream resulting from distribution of new and previously released content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.  For the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), there were no material impairment charges recognized.

Property, Equipment and Improvements.  Property, equipment and improvements are stated at cost less accumulated depreciation and amortization.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.   Internal-use software development costs are capitalized if the costs were incurred while in the application development stage, or they were for upgrades and enhancements that provide additional functionality.  Training and data-conversion costs are expensed as incurred.  We cease capitalizing software costs once the project is substantially complete and ready for its intended use.  We capitalized $67,000 in internal-use software development costs for the period ended December 31, 2012.  The Predecessor capitalized $219,000 and $41,000 in internal-use software development costs for the period ended October 2, 2012 and the year ended December 31, 2011, respectively.

Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the furniture, fixtures and equipment (3-7 years), and software (three years).  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related leases.

Other Intangible Assets.  Other intangible assets are stated at cost less accumulated amortization.  The majority of our intangible assets were recognized as a result of the Business Combination.  Similar to how we account for internal-use software development, costs incurred to develop and implement our websites are capitalized in accordance with ASC 350-50, Website Development Costs.  Website operating costs are expensed as incurred.  Costs incurred for upgrades and enhancements that provide additional functionality are capitalized.  During the period ended December 31, 2012 we capitalized $231,000 of website development costs.  During the period ended October 2, 2012 and the year ended December 31, 2011, the Predecessor capitalized $176,000 and $368,000, respectively, of website development costs.

Amortization expense is generally computed by applying the straight-line method over the estimated useful lives of trade names (15 years), website (three years), supplier contracts (seven years), customer relationships (five years) and leases (two years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years, 20% during the third year and the balance ratably over the remaining useful life.

Impairment of Long-Lived Assets.  We review the impairment of long-lived and specific, definite-lived, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss of the excess of the carrying value over fair value would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  We have no intangible assets with indefinite useful lives.

Equity Method Investments.  We use the equity method of accounting for investments in companies in which we do not have voting control but where we do have the ability to exert significant influence over operating decisions of the companies.  Our equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.

Goodwill.  Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition.  Goodwill is recorded at our reporting units, which are consolidated into our reporting segments (see “Note 3. Segment Information” for further discussion).  Goodwill is not amortized but is reviewed for impairment annually within each year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.  The impairment test follows a two-step approach.  The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary.  Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill.  Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated.  Determining the fair value requires various assumptions and estimates, which include consideration of the future projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in the future.  As of and for the period ended December 31, 2012, goodwill consists of the amount recorded from the acquisitions of Image and Acorn Media (see “Note 4. Business Combination” for further discussion).  There was no impairment during the period ended December 31, 2012.  During the period ended October 2, 2012 and the year ended December 31, 2011, there was no recorded goodwill.

Debt Discounts.  The difference between the principal amount of our debt and the amount recorded as the liability represents a debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the debt.

Warrant Liability.  We account for our warrants as derivative liabilities in accordance with ASC 815-40, “Contracts in Entity’s Own Equity.”  This is because the warrants contain a provision that reduces their exercise price if we were to reorganize as a private company, as defined in the warrant agreements.  Derivative liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in the respective fair values being recorded as a gain or loss within other income and expenses in the consolidated statements of operations.

Advertising Costs.  Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  For the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor), and the year ended December 31, 2011 (predecessor), advertising and promotion expense included as a component of selling expenses was $890,000, $464,000 and $1,128,000, respectively.

Market Development Funds.  In accordance with ASC 605-50, Revenue Recognition—Customer Payment and Incentives, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. Reductions to consolidated net revenues made in accordance with the guidelines of ASC 605-50 were $5.4 million, $3.9 million and $5.2 million for and the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor), and the year ended December 31, 2011 (predecessor), respectively.

Allowances Received From Vendors.  In accordance with ASC 605-50, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

Shipping Income and Expenses.  In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying consolidated statements of operations.

Major Customers and Suppliers.  Amazon and Alliance accounted for approximately 23% and 11%, respectively, of our net revenues for the period ended December 31, 2012.  Alliance accounted for approximately 18% of our net revenues for the period ended October 2, 2012.  No other customers accounted for more than 10% of our net revenues for the periods presented.  At December 31, 2012, Sony Pictures Home Entertainment (or SPHE), Netflix and Amazon accounted for approximately 27%, 21% and 20%, respectively, of our gross accounts receivables.  At December 31, 2011, Amazon and Alliance accounted for approximately 32% and 19% respectively, of our gross accounts receivables.

Our content supplied by the Criterion Collection represented approximately 21% of our net revenues for the period ended December 31, 2012.  No other content supplier or franchise/title represented 10% or more of net revenues for the periods presented.

Stock Options and Restricted Stock Awards.  ASC 718, Compensation—Stock Compensation, establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  Expense recognized is reduced by estimated forfeitures.

Income Taxes.  We account for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

ASC 740, Income Taxes, requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expenses.

Acorn UK, APL, and Acorn Australia are subject to income taxes in their respective countries.  We do not include or consolidate our foreign subsidiaries in our US federal or state income tax returns; rather, for federal and state income tax purposes, we record income at such time as we receive dividends, if any, from our foreign subsidiaries.  Currently, we have no intention of distributing the retained earnings of our foreign subsidiaries and therefore we have not recorded US income tax expense on our foreign subsidiaries’ unremitted earnings.  We consider these unremitted earnings to be permanently reinvested in the subsidiaries.  Unremitted earnings totaled approximately $6.1 million at December 31, 2012 (successor) and approximately $6.0 million at December 31, 2011 (predecessor).  The amount of the deferred tax liabilities related to the permanently reinvested earnings is not presently determinable.

The Predecessor had elected to be a Subchapter S Corporation (“S corporation”) under the Internal Revenue Code.  In lieu of corporate income taxes, the stockholders of the S corporation were taxed on their proportionate share of the Predecessor’s taxable income.  Therefore, no provision for US federal or state income taxes was included for periods ended as of or prior to October 2, 2012.

Earnings/Loss per Share.  Basic earnings/loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period.  Diluted loss per share is equivalent to basic loss per share, as inclusion of common share equivalents would be anti-dilutive.  We present our earnings/loss per share separately for our restricted and unrestricted common stock using the two-class method per ASC 260, Earnings Per Share.  Our unvested restricted shares of common stock are presented separately as they participate in nonforfeitable dividends prior to vesting.

Business Acquisitions. We account for business acquisitions in accordance with ASC 805, Business Combinations.  Under the acquisition method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets acquired is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a period not to exceed one year. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates are materially accurate.

Recently Issued Accounting Standards.

In February 2012, the FASB issued ASU No. 2013- 02, Comprehensive Income (Topic 220), which requires an entity to report the effects of significant reclassifications out of accumulated other comprehensive income.  ASC No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASC No. 2013-02 did not have a material effect on our financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU No. 2012-03 is not expected to have a material effect on our financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU No. 2012-04 did not have a material effect on our financial statements.

In October 2012, the FASB issued ASU No. 2012-07, Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs.  ASU 2012-07 eliminates the presumption that conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests, the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date.  ASU No. 2012-07 is effective for impairment assessments performed on or after December 15, 2012.  The adoption of ASU No. 2012-07 did not have a material effect on our financial statements.

Reclassifications.  Some 2011 balances have been reclassified to conform to the 2012 presentation.

Note 3.	Segment Information.

In accordance with the requirements of ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Intellectual Property (or IP) Licensing, Wholesale Distribution, and Direct-to-Consumer, are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (content) owned or created that is licensed for distribution worldwide.  The IP Licensing segment includes our investment in ACL.  Our Wholesale Distribution segment consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), video-on-demand (or VOD), streaming video, downloading and sublicensing.  Our Direct-to-Consumer segment consists of our mail-order catalog business and digitally streaming channel.

Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and loss before income taxes.  Interest income and expense is evaluated on a consolidated basis and is not allocated to our reportable segments.

For the Period October 3, 2012 to December 31, 2012:

	Successor
	October 3, 2012 to December 31, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to-Consumer	Total
Net revenues	$—	$41,507	$18,022	$59,529
Operating costs and expenses	(78)	(38,958)	(17,636)	(56,672)
Share in ACL earnings	695		—	695
Segment contribution	$617	$2,549	$386	3,552
Transaction costs				—
Interest income (expense), net				(2,002)
Other income (expenses)				852
Income before provision for income taxes				$2,402

For the Period January 1, 2012 to October 2, 2012:

	Predecessor
	December 31, 2011 to October 2, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to-Consumer	Total
Net revenues	$—	$36,356	$21,474	$57,830
Operating costs and expenses	(108)	(29,318)	(23,535)	(52,961)
Share in ACL earnings	983	—	—	983
Segment contribution	$875	$7,038	$(2,061)	5,852
Transaction costs				(10,183)
Interest income (expense), net				(847)
Other income (expenses)				118
Income before provision for income taxes				$(5,060)

For the Year Ended December 31, 2011:

	Predecessor
	2011
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to-Consumer	Total
Net revenues	$—	$49,582	$34,130	$83,712
Operating costs and expenses	—	(36,660)	(36,901)	(73,561)
Share in ACL earnings	—	—	—	—
Segment contribution	$—	$12,922	$(2,771)	10,151
Transaction costs				(1,114)
Interest income (expense), net				(17)
Other income (expenses)				(69)
Income before provision for income taxes				$8,951

Total net revenues by geographical location are as follows:

	Successor	Predecessor
(In thousands)	Period Ended December 31, 2012	Period Ended October 2, 2012	Year Ended December 31, 2011
North America	$52,725	$45,214	$65,851
Europe	5,960	10,989	15,323
Rest of World	844	1,627	2,538
	$59,529	$57,830	$83,712

Net revenues are attributed to geographical locations based on where our customers reside.

Total assets by segment are as follows:

	Successor
	Year Ended December 31, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to-Consumer	Total
Accounts receivable and inventories	$—	$44,110	$3,530	$47,640
Investment in film and television programs	9,287	79,387	1,123	89,797
Goodwill	—	37,966	9,416	47,382
Investment in subsidiaries	25,449	—	—	25,449
Other intangible assets	—	1,652	10,828	12,480
	$34,736	$163,115	$24,897	222,748
Other unallocated assets (cash; prepaid expenses; property, equipment and improvements; and certain other intangibles)				19,880
Total assets				$242,628

	Predecessor
	Year Ended December 31, 2011
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to-Consumer	Total
Accounts receivable and inventories	$—	$20,320	$2,753	$23,073
Investment in film and television programs	—	24,479	1,114	25,593
Goodwill	—	—	—	—
Investment in subsidiaries	—	—	—	—
	$—	$44,799	$3,867	48,666
Other unallocated assets				4,037
Total assets				$52,703

Total long-lived assets by geographical location are as follows:

	Successor	Predecessor
(In thousands)	December 31, 2012	December 31, 2011
United States	$144,153	$19,941
United Kingdom	41,900	891
Australia	2,258	693
	$188,311	$21,525

Long-lived assets include goodwill; other intangibles assets; equity investment in ACL; property, equipment and improvements; and investment in film and television programs.

Note 4.	Business Combination.

On October 3, 2012, pursuant to (1) an agreement and plan of merger and (2) a preferred stock purchase agreement, as amended, RLJE acquired all of the outstanding common and preferred stock of Image.  RLJE’s acquisition of Image is referred to as the “Image Merger.”  The aggregate purchase price paid by RLJE to consummate the Image Merger was as follows:

(in thousands, except per share data)	Shares	Per Share Fair Value	Amount
Paid to common stockholders:
RLJE registered common stock	2,139	$8.20	$17,543
Paid to preferred stockholders:
Cash	n/a	n/a	2,800
Unsecured subordinated promissory notes	n/a	n/a	14,800
RLJE unregistered common stock	575	$6.40	3,680
RLJE unregistered warrants	150	$0.08	12
			38,835
Assumed line of credit			7,554
Total consideration paid			$46,389

We used the closing market price of our common stock as of October 3, 2012 to determine the fair value of our common stock.  The fair value of our unregistered shares of common stock was determined by taking the fair value of a registered share and discounting that value by 22%.  This discount is due to the required holding period for unregistered shares, determined using the estimated fair value of a protective put relative to the fair value of our common stock.  Determination of warrant values is disclosed in “Note 12. Fair Value Measurements” below.

Concurrently with the Image Merger, and pursuant to a stock purchase agreement, as amended, RLJE acquired all of the outstanding common stock of Acorn Media.  RLJE’s acquisition of Acorn Media is referred to as the “Acorn Merger.”  The aggregate purchase price paid by RLJE to consummate the Acorn Merger was as follows:

		Per Share
(in thousands, except per share data)	Shares	Fair Value	Amount
Cash	n/a	n/a	$96,116
RLJE registered common stock	1,000	$8.20	8,200
RLJE unregistered common stock	575	$6.40	3,680
RLJE registered warrants	1,000	$0.25	250
RLJE unregistered warrants	150	$0.08	12
			108,258
Assumed line of credit and subordinated debt			13,259
Total consideration paid			$121,517

Of the cash paid to the selling shareholders of Acorn Media, $8 million was placed into escrow, $3 million for potential working capital adjustments and $5 million for potential indemnity claims.  The working capital adjustment resulted in approximately $2.6 million reverting to the selling shareholders of Acorn and $400,000 being distributed in 2013 to RLJE.  The escrow amount related to potential indemnity claims will be held for18 months following the closing date of the Acorn Merger before being released.  Amounts held in escrow are not recorded on our balance sheet.

The cash needed to consummate the above mergers was provided from cash reserves and bank borrowings (see “Note 10. Debt” for further discussion).  A summary of RLJE cash activity is as follows:

(in thousands)
Sources of cash:
RLJA beginning cash	$143,249
RLJA redemptions	(79,424)
Adjusted beginning cash	63,825
Senior term loan borrowings, net of loan origination fees and costs of $2,665	52,335
Credit facility borrowings	4,473
Total sources of cash	$120,633

Uses of cash:
Purchase consideration paid (before considering cash acquired)	$98,916
Payoff of lines of credit assumed	13,804
Transaction costs	7,913
Total uses of cash	$120,633

A summary of the transaction costs incurred and paid for by RLJE in cash is as follows:

(in thousands)
	RLJE/RLJA	Image	Total
Investment banker fees	$4,548	$400	$4,948
Legal fees	900	1,236	2,136
Other	582	247	829
	$6,030	$1,883	$7,913

The investment banking fees of $4.95 million paid at the closing of the Business Combination include $3.59 million of fees accrued by RLJA prior to 2012.  The other transaction costs of $829,000 primarily consist of diligence costs, insurance expenses, and travel and lodging costs incurred in connection with the Business Combination.  These transaction costs are excluded from the financial results as only costs incurred by Acorn Media (or Predecessor) are included in both the 2012 and 2011 Predecessor periods.  The RLJE/RLJA financial statements for the periods prior to October 3, 2012 are not presented as there was minimal activity in those periods, except for transaction-related and start-up costs, which amounted to approximately $1.0 million in addition to the costs disclosed above.

RLJE also incurred certain transaction costs that were settled in shares of our common stock and warrants to acquire shares of our common stock (see “Note 15. Stock-Based Compensation” below for further discussion).

Acorn Media expensed $10.2 million in transaction costs in the 2012 Predecessor period, consisting primarily of investment banking fees ($2.7 million), retention (stay) bonuses paid to Acorn Media’s employees ($4.7 million), and legal costs incurred in connection with the Business Combination and the purchase of the 64% interest in ACL.  An additional $1.1 million of transaction costs related to the investment in ACL by Acorn Media was incurred and accrued in 2011 by the Predecessor.

The Image and Acorn Mergers have been accounted for as business acquisitions in accordance with ASC 805, Business Combinations.  The purchase price allocation was based upon our preliminary valuation using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired, based on their estimated fair values.

The total purchase consideration was allocated as follows:

(in thousands)	Image	Acorn
Cash	$2,060	$1,509
Accounts receivable and inventories	18,694	20,346
Investment in film and television programs	37,604	53,312
Investment in ACL	—	24,571
Deferred tax assets, net	10,746	835
Deferred tax valuation allowance	(10,746)	(1,012)
Identifiable intangible assets	4,930	19,868
Goodwill	26,854	20,528
Other assets	2,060	2,636
Total assets acquired	92,202	142,593
Liabilities assumed, excluding lines of credit and other debt assumed	(45,813)	(21,076)
Net assets acquired	$46,389	$121,517

Goodwill represents the excess of the purchase consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired.  Of the goodwill recognized, approximately $19,516,000 will be amortized over 15 years for tax purposes giving rise to a future tax deduction.

Identifiable intangible assets consist of the following:

(In thousands)	Image	Acorn	Useful Life (Years)	Amortization Method

Tradenames	$3,140	$7,810	15	Straight-line
Customer relationships	—	9,290	5	Accelerated basis
Websites	—	2,438	3	Straight-line
Supplier contracts	1,390	330	7	Straight-line
Leases	400	—	2	Straight-line
	$4,930	$19,868

When arriving at the above amortization methods and useful lives, we considered the pattern of economic benefit to be derived from the acquired intangible assets.

For tax purposes, we and the selling shareholders of Acorn Media have elected to treat the Acorn Merger as an asset acquisition, and therefore the acquired intangible assets of Acorn Media will be amortized for tax purposes generally over 15 years, except for the website costs which are amortized for tax purposes generally over three years.

Our allocation of the purchase consideration is preliminary because (1) the valuation of net assets acquired is not final, (2) the fair value of certain options to acquire future programming content has not been determined, (3) the fair value of our obligation under a registration rights agreement has not been determined, (4) the acquired deferred tax assets and liabilities are subject to adjustment upon the finalization of Image’s and Acorn Media’s final tax returns as of October 2, 2012, including the completion of our utilization study of acquired net operating loss carryforwards and (5) our allocation of goodwill to our reporting segments is preliminary as the segments’ enterprise values have not been finalized.  Once we finalize our valuations, we will adjust the amounts for which we initially recorded the acquired net assets and also goodwill.  We expect to finalize our valuations by June 30, 2013 and tax returns by September 30, 2013.  These adjustments could be significant to the book value of intangible assets and related tax treatment.

The following unaudited pro forma financial information reflects the operating results of RLJE as if Image and Acorn Media were acquired as of January 1, 2011.  The unaudited pro forma financial information does not include adjustments for transaction costs incurred and other one-time expenses, nor does it include adjustments for synergies. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of RLJE’s future operating results.

(in thousands, except per share data)	Years Ended December 31,
	2012	2011
Net revenues	$181,044	$183,798
Net loss	$(20,679)	$(10,170)
Net loss per share:
Unrestricted common stock – basic and diluted	$(1.55)	$(0.76)
Restricted common stock – basic and diluted	$(1.55)	$(0.76)
Weighted average common shares outstanding:
Unrestricted common stock – basic and diluted	13,340	13,340
Restricted common stock – basic and diluted	38	38

Note 5.	Agatha Christie Limited.

In February 2012, the Predecessor acquired a 64% interest in ACL for total purchase consideration of £13.7 million or approximately $21.9 million excluding direct transaction costs.   The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including more than 80 novels and short story collections, 19 plays, a film library of nearly 40 made-for-television films.  The acquisition was funded by a combination of cash on hand, a three-year, $18 million term loan from a bank and $2.7 million in subordinated debt from certain Acorn Media stockholders, which were all paid off at the closing of the Business Combination described above in “Note 4. Business Combination.”

Notwithstanding Acorn Media’s acquisition of 64% of ACL’s outstanding stock, Acorn Media is accounting for its investment in ACL using the equity method of accounting because (1) Acorn Media is only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

We have continued to account for ACL using the equity method of accounting. On October 3, 2012, we determined the fair value of Acorn Media’s investment in ACL was $24.6 million, which equals the additional purchase price RLJE agreed to pay the selling shareholders of Acorn Media because of Acorn Media’s purchase of ACL.

As of October 3, 2012, the basis difference between the above fair value assessment and the amount of underlying equity in ACL’s net assets is approximately $18.7 million.  The basis-difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046, and is being amortized through 2046 using the straight-line method.  Basis-difference amortization was recorded against our share of ACL’s net income in the consolidated statements of operations.

During the period ended October 2, 2012, the difference between Acorn Media’s purchase price of its 64% interest in ACL and the amount of underlying equity in ACL’s net assets was approximately $14.6 million.  This basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046 and is being amortized through 2046 using the straight-line method.  Basis-difference amortization was recorded against the Predecessor’s share of ACL’s net income in the consolidated statements of operations.

A summary of the ACL investment account is as follows:

(In thousands)
Successor Period
Fair value of ACL investment	$24,571
Share of income through December 31, 2012	838
Basis-difference amortization	(143)
Translation adjustment	183
Investment balance at December 31, 2012	$25,449

Predecessor Period
Purchase consideration – February 2012	$21,871
Share of income through October 2, 2012	1,242
Basis-difference amortization	(259)
Dividends received	(2,682)
Translation adjustment	340
Investment balance at October 2, 2012	$20,512

The following summarized financial information is derived from the audited financial statements of ACL as of December 31, 2012 and for the period from February 29, 2012 (date of Acorn Media’s acquisition of ACL) through December 31, 2012.

(In thousands)
Cash	$7,814
Film costs	16,181
Other assets	5,935
Production obligation payable	(8,017)
Deferred revenues	(9,949)
Other liabilities	(1,392)
Shareholders’ equity at December 31, 2012	$10,572

(In thousands)
Revenues	$8,604
Film cost amortization	(2,066)
General, administrative and other expenses	(2,285)
Income from operations	4,253
Net Income	$3,241

Balance sheet amounts have been translated from British Pound to US Dollar using the December 31, 2012 exchange rate.  Income statement amounts have been translated from British Pound to US Dollar using the average exchange rate from February 29, 2012 to December 31, 2012.

Note 6.	Inventories.

Inventories at December 31, 2012 and 2011 are summarized as follows:

	Successor	Predecessor
(In thousands)	2012	2011
Packaged discs	$17,248	$4,007
Packaging materials	2,144	1,614
Other merchandise	3,637	2,616
	$23,029	$8,237

Other merchandise consists of third-party products, primarily gifts, jewelry, and home accents.

Note 7.	Property, Equipment and Improvements.

Property, equipment and improvements at December 31, 2012 and 2011, are summarized as follows:

	Successor	Predecessor
(In thousands)	2012	2011
Furniture, fixtures and equipment	$885	$1,230
Software	993	1,358
Leasehold improvements	227	237
	2,105	2,825
Less accumulated depreciation and amortization	(305)	(1,980)
	$1,800	$845

During the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor), and the year ended December 31, 2011 (predecessor), depreciation and amortization expense was $305,000, $111,000, and $434,000, respectively.  During the periods ended December 31, 2012 (successor), October 2, 2012 (predecessor), and the year ended December 31, 2011 (predecessor), there was no impairment to property, equipment and improvements.

Note 8.	Investment in Films and Television Programs.

Investment in film and television programs as of December 31, 2012 and 2011 are as follows:

	Successor	Predecessor
(In thousands)	2012	2011
Acquired Distribution Rights and Produced Content:
Royalty and distribution fee advances	$75,467	$17,301
Acquired programming rights	1,654	624
Original production costs	9,287	2,518
Production Development Costs	3,389	5,150
	$89,797	$25,593

As of December 31, 2012 and 2011, our investment in film and television programs is further summarized as follows:

	Successor		Predecessor
(In thousands)	2012		2011
	Acquired and Produced Content	Production Development Costs	Acquired and Produced Content	Production Development Costs

Released, net of accumulated amortization	$71,157	$3,130	$17,890	$4,801
Completed and not released	6,145	253	2,341	323
In production	9,106	6	213	25
	$86,408	$3,389	$20,444	$5,149

We expect approximately 29% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2013.  Additionally, we expect approximately 70% of released films and television programs, net of accumulated amortization, will be amortized during the three-year period ending December 31, 2015.  Finally, we expect approximately 84% of released films and television programs, net of accumulated amortization, will be amortized during the four-year period ending December 31, 2016.

Note 9.	Other Intangible Assets.

Successor Period

As of December 31, 2012, other intangible assets consisted of:

	December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$10,950	$(182)	$10,768
Customer relationships	9,290	(696)	8,594
Websites	2,789	(280)	2,509
Supplier contracts	1,720	(68)	1,652
Leases	400	(40)	360
	$25,149	$(1,266)	$23,883

During the successor period ended December 31, 2012, the intangible asset amortization expense was $1,266,000.

As of December 31, 2012, future amortization of other intangible assets is approximately as follows:

(In thousands)	Year Ended December 31,	Amount

	2013	$4,931
	2014	4,578
	2015	3,235
	2016	1,886
	2017	1,654

Predecessor Period

As of December 31, 2011, other intangible assets consisted of internally developed and acquired software related to the Predecessor’s websites.  Gross carrying amount was $490,000 less accumulated amortization of $91,000 as of December 31, 2011.  During the period ended October 2, 2012 and the year ended December 31, 2011, Acorn Media recognized $289,000 and $91,000, respectively, of amortization expense related to its capitalized software costs.

As of December 31, 2011, future amortization of capitalized software costs was approximately as follows:

(In thousands)	Year Ended December 31,	Amount

	2012	$98
	2013	98
	2014	90
	2015	74
	2016	38

Note 10.	Debt.

Successor

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain of its subsidiaries (collectively, the Borrowers) entered into a Credit Agreement (the Credit Facility) with certain lenders and SunTrust, N.A., as Administrative Agent. The Credit Facility includes a five-year $15 million revolving credit facility and three tranches of senior term loans totaling $55 million.  The obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Borrowers.

Costs incurred in connection with and upon consummation of the Credit Facility totaled $3.0 million consisting of $2.7 million  paid at closing; $280,000 previously paid  by the Predecessor for which credit was given by SunTrust; and a warrant, which was valued at $90,000, to purchase 1,000,000 shares of common stock of RLJE (see “Note 15. Stock-Based Compensation” and “Note 12. Fair Value Measurements” for further discussion).  Deferred offering costs are being accounted for as a debt discount.

The Credit Facility includes a five-year $15 million revolving credit facility.  Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of December 31, 2012, we had borrowings outstanding of approximately $7.6 million under the revolving facility.   In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn.  As of December 31, 2012, we had approximately $7.4 million available to us for future borrowings.

Senior term notes, which exclude subordinated notes payable and other debt, at December 31, 2012 consist of the following:

Successor
(In thousands)	December 31, 2012
Term Loan - A	$24,375
Term Loan - B	14,625
Term Loan - C	15,089
Principal balance outstanding	54,089
Less: debt discount	(2,864)
$51,225

Our senior term loans have final maturities ranging from five to five and one-half years from issuance, bear interest at rates that range from prime rate plus 5.0% to 6.25% or LIBOR plus 6.0% to 7.25%, payable quarterly.  The C term loan bears additional interest at a rate of 3% per annum paid in kind at maturity.  On December 10, 2012, RLJE entered into a forward starting interest rate swap agreement that effectively caps the LIBOR rate of interest at 1.25 percent. The interest rate swap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  We paid a one-time fixed fee of $22,750 for this rate cap agreement.  The fair value of this interest rate swap agreement is insignificant.

Future minimum principal payments under the above senior term notes as of December 31, 2012 are as follows:

(In thousands)
2013	$4,000
2014	4,000
2015	4,000
2016	4,000
2017	15,875
Thereafter	22,214
$54,089

The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony parties and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility.

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures.  The Credit Facility also requires us to comply with minimum financial and operating covenants.

The Credit Facility provides for certain loan covenants, as defined in the agreement, including financial covenants to be measured at the end of each quarter, which at December 31, 2012 provided for a senior leverage ratio of not greater than 2.50 to 1.00, a total leverage ratio of not greater than 3.25 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00.  The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against a cash EBITDA base.  Cash EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations. At December 31, 2012, we were in compliance with all covenants.

Subordinated Notes Payable and Other Debt

Upon consummation of the Image Merger, we issued to the selling preferred stockholders of Image unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million.  The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.

On July 3, 2012 Foyle’s War 8 Productions Ltd, a wholly-owned subsidiary of APL, entered into a cash advance facility (the “Facility”) with U.K. based Coutts and Co. for purposes of producing three ninety minute television programs entitled “Foyle’s War 8”. The facility was capped at approximately $9.1 million, carries an interest rate of LIBOR plus 2.25% (interest paid quarterly) with the principal to be repaid on or before July 1, 2013. The facility is fully secured by executed license agreements for the shows being produced that are in place with ITV Networks and ITV Broadcasting and, to a lesser extent, WGBH Educational Foundation and Acorn Media. As of December 31, 2012, the outstanding balance on the facility was approximately $8.7 million. The production of the three programs was close to completion as of December 31, 2012, and “Foyle’s War 8” began airing on ITV during March 2013.  Under this Facility, the Predecessor had borrowed approximately $6,811,000 as of October 2, 2012.

Predecessor

The Predecessor had a revolving line of credit which provided for borrowings of up to $10 million at the prevailing one-month LIBOR rate plus 1.90% (2.18% as of December 31, 2011). At December 31, 2011, the Predecessor had $83,161 outstanding on the line of credit. The line of credit required the Predecessor to comply with certain financial covenants and was collateralized by the assets of Acorn Media. Total interest expense recognized on the line of credit for the year ended December 31, 2011 was $72,496, including changes in the estimated fair value of the interest rate swap agreements.  In February 2012, in connection with the closing of the acquisition of ACL, the Predecessor renegotiated and closed on a new borrowing facility with its existing bank. The new facility provided for borrowings of $28 million, which consisted of an $18 million term loan (the “Term Loan”) and a $10 million revolving line of credit (the “Line of Credit”), which replaced the previous line of credit. For outstanding borrowings on the Term Loan and the Line of Credit, the Predecessor could choose an interest rate equal to LIBOR or a fixed rate equal to the bank’s prime rate plus a margin based upon the Predecessor’s then leverage ratio.  Interest on outstanding borrowings was due monthly on the Line of Credit, and all amounts outstanding on the Line of Credit, including unpaid interest were due upon maturity of February 28, 2015. Principal only payments were due quarterly over the three year term of the Term Loan and all remaining unpaid principal and all accrued interest were due upon maturity, February 28, 2015.  The Line of Credit was fully repaid in connection with the Image and Acorn Media Mergers.

Also in connection with the acquisition of ACL, the Predecessor borrowed $2.7 million from existing stockholders of Acorn Media (the “Subordinated Loans”). Amounts outstanding under the Subordinated Loans were subordinated to those amounts outstanding under the Term Loan, accrued interest at a rate of 12.5% per annum, but interest was only required to be paid upon maturity along with all outstanding principal on February 28, 2015.  The Subordinated Loans were fully repaid in connection with the Image and Acorn Media Mergers.

Note 11.	Stock Warrants.

Successor

As of December 31, 2012, RLJE had the following warrants outstanding:

(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	4.75 years

The registered warrants to purchase 12,525,000 of our common stock disclosed above excludes warrants to purchase 2,850,000 shares of our common stock that were cancelled by RLJ SPAC Acquisition, LLC, the sponsor of RLJA, (or Sponsor)  in connection with the consummation of the Business Combination.  We have accounted for the cancellation of these shares as an equity contribution to RLJE on October 3, 2012.  The fair value of these cancelled warrants was determined using the same methodology and assumptions as the other registered warrants (see “Note. Fair Value Measurements” for further discussion).

The registered warrants have a term of five years beginning October 3, 2012 and provide the warrant holder the right to acquire a share of our common stock for $12.00 per share.  The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 per share for 20 out of 30 trading days.  The warrants contain standard anti-dilution provisions.  Of the registered warrants outstanding, warrants to acquire one million shares of our common stock were issued in the Acorn Merger and the balance were issued by RLJA prior to October 3, 2012.

The Sponsor warrants were issued by RLJA prior to October 3, 2012.  The Sponsor warrants contain the same provisions as the registered warrants.  However, RLJE has agreed with the Sponsor that we would not redeem the Sponsor warrants if our stock price was $17.50 or higher as long as the Sponsor continues to hold the Sponsor warrants.

The unregistered warrants were issued by RLJE on October 3, 2012 as part of the merger consideration paid to the selling shareholders of Image and Acorn Media and as compensation to certain lenders and consultants (see “Note 15.  Stock-Based Compensation” below for further discussion).  The unregistered warrants contain the same provisions as the registered warrants except neither they nor the shares of our common stock that would be acquired upon exercise have been registered.

All of the warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  The reduction in exercise price depends upon the amount of other consideration, if any, received by the warrant holders in the reorganization and how many years after the Business Combination a reorganization is consummated.  Generally, the reduction in exercise price would be between $6.00 and $9.00 assuming no additional consideration was received.  Because of this provision, all warrants are being accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The fair value of the warrants as of December 31, 2012 and October 3, 2012 was $4.3 million and $4.9 million, respectively.  The valuation of the registered warrants is a Level 1 measurement as the warrants are traded on the over-the-counter market.  Because RLJE has agreed not to exercise its redemption right pertaining to the Sponsor warrants and because the unregistered warrants have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The decrease in the fair value of the warrants from October 3, 2012 to December 31, 2012 of $622,000 was included as a component of other income.

Predecessor

For the predecessor periods ended October 2, 2012 and December 31, 2011, the Predecessor did not have any warrants issued or outstanding.

Note 12.	Fair Value Measurements.

Successor

The following table represents RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

(In thousands)	Level 1	Level 2	Level 3	Total

Warrant liability – December 31, 2012	$(2,755)	$—	$(1,569)	$(4,324)

The following table includes a rollforward of amounts for the period ended December 31, 2012 for liabilities classified within Level 1 and Level 3.

(In thousands)	Level 1	Level 2	Level 3	Total

Warrant liability – October 3, 2012	$—	$—	$(4,946)	$(4,946)
Change in fair value hierarchy once trading began	(4,760)	—	4,760	—
Change in fair value of warrant liability	2,005	—	(1,383)	622
Warrant liability – December 31, 2012	$(2,755)	$—	$(1,569)	$(4,324)

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheet.

Of these warrants, 12,525,000 warrant shares are registered and are traded on the over-the-counter market.  However, trading did not begin until October 8, 2012, three business days after RLJE acquired Image and Acorn Media.  We determined the fair value of our registered warrants on October 3, 2012 (the first day of the Successor period) using a Monte Carlo simulation model.  Inputs to the model were the closing stock price of RLJA’s common stock as of October 3, 2012; the risk-free interest rate of a five-year US government security; derived market volatility computed as of October 8, 2012 based on warrants that traded on that day; and contractual warrant provisions of five years, the redemption feature, and the contingent reduction in exercise price.  Once trading began on October 8, 2012, we reassessed the fair value hierarchy related to these warrants.  As of December 31, 2012, we used the closing market price of our market-traded warrants to determine the fair value of these registered warrants.

As of December 31, 2012 and October 3, 2012, we have outstanding additional warrants to purchase 6,667,667 shares of our common stock.  These warrants differ from the registered warrants as we have agreed not to exercise our redemption provision as long as the Sponsor continues to hold the warrants.  We determined the fair value of these warrants using a Monte Carlo simulation model and the same assumptions used for the registered warrants, except we did not include the redemption feature.

As of December 31, 2012 and October 3, 2012, we have outstanding additional warrants to purchase 1,850,000 shares of our common stock.  These warrants differ from the registered warrants in that they have not been registered.  We determined the fair value of these warrants using a Monte Carlo simulation model and the same assumptions used above for the registered warrants except we applied a discount within the model that took into consideration the required holding periods related to unregistered shares.  This discount ranged between 19% and 22% (largely dependent upon whether the warrant was held by an affiliate or a non-affiliate) and was determined using the estimated fair value of a protective put relative to the fair value of a registered share of common stock.

When events and circumstances indicate that an investment in a film and television program is impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement information of assets and liabilities at December 31, 2012 is classified in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total	Loss

Investment in film and television	$—	$—	$48	$48	$(73)

During the period ended December 31, 2012, royalty and distribution fee advances with a carrying amount of $121,000 were written down to their fair value.  In determining the fair value of our acquired and produced content, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Predecessor

The following table represents Predecessor’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of and for the period ended October 2, 2012 and for the year ended December 31, 2011.

(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate derivative – December 31, 2010	$—	$(60)	$—	$(60)
Change in fair value of interest rate derivative	—	24	—	24
Interest rate derivative – December 31, 2011	$—	$(36)	$—	$(36)
Change in fair value of interest rate derivative		5		5
Interest rate derivative – October 2, 2012	$—	$(31)	$—	$(31)

Effective March 24, 2009, Acorn Media entered into an interest rate swap agreement that fixed the rate of interest on certain borrowings at 2.65%. The interest rate swap had an initial notional amount of $5,000,000 and had a maturity date of December 1, 2012. Acorn Media recorded the estimated fair value of its interest rate swap agreement as a liability. Changes in the estimated fair value of the interest rate swap were recorded as gains or losses through other income in the period in which they occurred. Net payments on the interest rate swap were settled on a quarterly basis. Quarterly net settlement payments were recorded as an adjustment to interest expense in the period to which they relate.  Upon consummation of the Acorn Merger the interest swap agreement was settled with the counterparty prior to the swaps stated maturity date.

Interest rate derivatives are generally valued using quotes received from existing or potential counterparties. The Predecessor also may use internal models in the absence of counterparty quotes or to help evaluate the reasonableness of counterparty quotes, as most counterparties will not allow access to their proprietary models used to develop their pricing. The Predecessor generally considers these inputs as Level 2.

During the period ended October 2, 2012, royalty and distribution fee advances with a carrying amount of $3,305,000 were written down to their fair value.  Our nonrecurring fair value measurement information of assets and liabilities at October 2, 2012 is classified in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total	Loss

Investment in film and television	$—	$—	$1,270	$1,270	$(2,035)

Note 13.	Commitments and Contingencies.

Operating Leases

Prior to the consummation of the Business Combination, RLJE’s principal executive office was located in Bethesda, Maryland.  Certain of our executive officers and directors who are affiliated with the RLJ Companies continue to work out of this Bethesda office.  We do not make any payments to the RLJ Companies for the use of the Bethesda office.  Following the consummation of the Business Combination, our principal executive offices have been located in Silver Spring, Maryland. The lease, as amended, expires November 2013.  We also maintain offices in Stillwater, Minnesota, London, England and Sydney, Australia with varying terms and expiration dates through 2016.

Additionally, we have offices in Chatsworth, California. The lease, as amended, expires June 2014 and contains two five-year renewal options.

Future minimum annual rental payments by year under operating leases at December 31, 2012, are approximately as follows:
(In thousands)	Year Ended December 31,	Amount

	2013	$1,291
	2014	542
	2015	122
	2016	34
	2017	—
		$1,989

Rent expense was $350,000, $548,000 and $602,000 for the periods ended December 31, 2012 (successor) and October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), respectively.

Employment Agreements.  At December 31, 2012, our future contractual obligations under ten employment (including one consulting) agreements are $1,620,000, and $400,000 for the years ending December 31, 2013 and 2014, respectively.  Certain employment agreements contain provisions for severance benefits upon termination without cause for periods of three months up to one year, subject to adjustments.

Other.  At December 31, 2012, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements were as follows:

(In thousands)	Year Ended December 31,	Amount

	2013	$14,632
	2014	17,508
	2015	12,300
	2016	12,000
	2017	—
		$56,440

The above amounts exclude obligations that have been accrued for as of December 31, 2012.

Note 14.	Stockholders’ Equity.

Successor

Our articles of incorporation authorize us to issue up to 250,000,000 shares of common stock and one million shares of preferred stock, par value $0.001 per share.  As of December 31, 2012, there were 13,377,546 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.  As of December 31, 2012, the rights and preferences of the preferred stock have not yet been designated.

Prior to October 3, 2012, RLJA had issued 17,968,750 shares of common stock of RLJA.  In connection with the Business Combination, the stockholders of RLJA had the choice of exchanging each share of common stock of RLJA held for one share of our common stock or redeeming their shares of RLJA common stock at a price per share equal to $9.9597.  RLJA stockholders that held 9,994,264 shares of common stock of RLJA exchanged their stock for 9,994,264 shares of our common stock.

In connection with the Business Combination, RLJE issued 3,139,443 registered shares and 1,150,000 unregistered shares of our common stock to the selling shareholders of Acorn Media and Image.  RLJE also issued 325,000 unregistered shares of our common stock on October 3, 2012 for consulting services received (see “Note 15.  Stock-Based Compensation—Other Stock-Based Compensation” below for further discussion).

In connection with the consummation of the Business Combination, the Sponsor agreed to cancel 1,267,739 registered shares of our common stock.  We have accounted for the cancellation of these shares as an equity contribution to RLJE on October 3, 2012.

On October 3, 2012, in connection with the consummation of the Business Combination described in “Note 4.  Business Combination,” RLJE and certain Image and Acorn Media selling shareholders entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), in which RLJE agreed to use its best efforts to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the “Securities Act”). Such stockholders are entitled to make up to three demands, excluding short form registration demands, that RLJE register certain of its securities held by them for sale under the Securities Act. In addition, such stockholders have the right to include their securities in other registration statements filed by RLJE. However, the Registration Rights Agreement provides that no stockholder (other than the Sponsor) may make a demand (i) with respect to a registration statement on Form S-1 until October 3, 2013 or (ii) with respect to a registration statement on Form S-3 until July 3, 2013.

Included in our common shares outstanding are 898,000 shares held by the Sponsor. These shares will be returned back to RLJE over a two-year period if certain stock price targets are not achieved.

Predecessor

Acorn Media had authorized the issuance of up to 10 million shares of a single class of common stock.  As of December 31, 2011, 1,023,466 shares were issued and outstanding.  Acorn Media shareholders were subject to a stockholders agreement (the Agreement) which among other things restricts the sale and transfer of Acorn Media stock and provided Acorn Media with the right to repurchase outstanding shares of stock in the event of death, disability, or in the case of an employee shareholder, termination of employment.  In the event of repurchase, the price to be paid by Acorn Media was the then estimated fair market value of the stock, except for employee shareholders in their first year of employment or in the event an employee shareholder was terminated for cause (as defined in the Agreement), in which case the purchase price was the then book value per share of Acorn Media.

Acorn Media had issued stock to certain employee stockholders in exchange for notes receivable.  A total of three separate notes receivable were outstanding as of December 31, 2011.  Two notes with aggregate principal balances of $96,000 as of December 31, 2011, called for semiannual, interest-only payments of 2.15% of the outstanding amounts through March 31, 2013, at which time the outstanding principal balances would be due in full.  The third note, with a principal balance of $587,796 as of December 31, 2011, called for annual, interest-only payments of 4.6% of the outstanding amount through February 28, 2012, at which time the outstanding principal balance was due in full.  Collectively, these notes receivable are referred to as the Stockholders’ Notes.

The maturity of the Stockholders’ Notes were subject to acceleration in the event of certain circumstances, including default on the payment of amounts due, termination of the employment of an employee stockholder, a merger or sale of Acorn Media in which there was a change of control or the sale of substantially all of the Predecessor’s assets, among other circumstances.  These Stockholders’ Notes were settled in connection with the Business Combination described above in “Note 4.  Business Combination.”

Note 15.	Stock-Based Compensation.

Successor

As of December 31, 2012, we had one equity compensation plan. The 2012 Incentive Compensation Plan of RLJ Entertainment, Inc. (the “Incentive Plan”) was approved by the shareholders of RLJA, Image and Acorn Media on September 20, 2012. The Incentive Plan is administered by the compensation committee of our company’s board of directors, and allows the compensation committee to award up to a maximum of 1,244,153 shares under the Incentive Plan. The compensation committee may award Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Bonus Stock and Awards in Lieu of Obligations, Dividend Equivalents, Performance Awards, and Other Stock-Based Awards (as those terms are defined in the Incentive Plan). No person may be granted (i) Options or Stock Appreciation Rights with respect to more than 750,000 shares or (ii) Restricted Stock, Restricted Stock Units, Performance Shares, and/or Other Stock Based Awards with respect to more than 750,000 shares. In addition, no person may be granted awards worth more than $1,000,000 of grant date fair value with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) under the Incentive Plan, or $2,000,000 with respect to any Performance Period that is more than 12 months.  The maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

At December 31, 2012, there were approximately 1,206,575 shares available for future grants under the Incentive Plan.

On November 1, 2012, we granted 37,578 restricted stock awards under the Incentive Plan to six independent members of our Board of Directors.  The restricted shares were issued on the date of grant, but will not be transferrable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the five-day trailing average closing market price of our common stock on that day, which was $7.9836 per share.  We are amortizing this value to stock-based compensation expense, which is a component of general and administrative expenses, over the vesting period, which is 100% on the one-year anniversary of the date of grant.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however, the restricted stock may be subject to forfeiture if the director terminates his or her service during the vesting period.  The restricted stock amounts will participate in dividends, if declared, prior to their vesting date.

Restricted stock award activity under the Incentive Plan for the period ended December 31, 2012, and changes during the period then ended are presented below:

(In thousands, except per share data)	Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value

	Nonvested at October 3, 2012	—	$—
	Granted	38	7.984
	Vested	—	—
	Forfeited	—	—
	Nonvested at December 31, 2012	38	$7.984

Compensation expense relating to these restricted stock awards for the period ended December 31, 2012 was approximately $49,000 and was recorded in general and administrative expenses.  Unrecognized stock-based compensation expense relating to these restricted stock awards of approximately $251,000 at December 31, 2012 is expected to be expensed ratably over the remaining vesting period through October 2013.

Other Stock-Based Compensation

On October 3, 2012, we issued unregistered warrants to acquire 550,000 unregistered shares of our common stock to a consultant to the Business Combination.  On October 3, 2012, we also issued unregistered warrants to acquire 1,000,000 unregistered shares of our common stock to a lender who lent money to RLJE on October 3, 2012.  These unregistered warrants are included in the warrants disclosed in “Note 11. Stock Warrants” above.  The warrants issued to the consultant were accounted for as additional transaction costs, which were accrued as of October 2, 2012 by RLJE, and had a fair value on the date of grant of $49,500.  The warrants issued to the lender were accounted for as additional debt discount and had a fair value on the date of grant of $90,000.

On October 3, 2012, we also issued 325,000 unregistered shares of our common stock to the same consultant who received the above warrants.  These shares of common stock had a fair value on the date of grant of $2,158,000 (or $6.64 per share) and were accounted for by RLJE as additional transaction costs as of October 2, 2012.

The fair value of these unregistered shares of common stock issued was determined by taking the fair value of a registered share of common stock of RLJA, which was based upon the publicly-traded closing stock price as of October 3, 2012 and discounting that value by approximately 19%.  This discount takes into consideration the required holding period for unregistered shares and was determined using the estimated fair value of a protective put relative to the fair value of a registered share of common stock.

Predecessor

As of December 31, 2011, the Predecessor had reserved 44,760 shares for the future issuance of stock options or other stock awards.  Stock options were generally granted with an exercise price at least equal to estimated fair value of the private company stock on the grant date as determined by the board of directors. Stock options generally vested immediately upon grant. Upon termination of employment, Acorn Media had the right to repurchase the shares obtained from options exercised.  The repurchase price payable by Acorn Media when repurchasing shares was the book value of Acorn Media if employment was terminated in the first year of employment and the estimated fair value thereafter.  There were no new stock options granted in 2011.

All stock options granted were fully vested as of December 31, 2011, and accordingly, there was no unamortized compensation expense as of December 31, 2011.

On December 1, 2006, Acorn UK granted stock options to two employees exercisable into 4,000 shares of stock in Acorn Media with an exercise price of $69.48. The options vested immediately upon grant and expire December 1, 2016. All related compensation expense was recorded in 2006. The options outstanding at December 31, 2011, had a weighted average remaining contractual life of 4.9 years.

On February 1, 2012, Acorn Media granted a stock option to one employee exercisable into 22,380 shares of stock in Acorn Media with an exercise price of $78.17.  The option vested immediately upon grant.  Using the Black-Scholes Model, the fair value of the option of $499,000 was expensed in the period ended October 2, 2012.

The assumptions used to determine the fair value of the options granted during the period ended October 2, 2012 were as follows:

Expected volatility	50.14%
Expected life (years)	3.00
Risk-free interest rate	0.31%
Expected dividend yield	0%

Stock option activity, excluding Acorn UK granted stock options discussed above, for the period ended October 2, 2012 and the year ended December 31, 2011 is presented below:

(In thousands, except per share data)	Options	Shares	Weighted-Average Exercise Price

	Outstanding at December 31, 2010	70	$70.14
	Forfeited or Expired	(25)	78.66
	Outstanding at December 31, 2011	45	65.37
	Granted	22	78.17
	Exercised	(22)	57.43
	Forfeited or Expired	—	—
	Outstanding at October 2, 2012	45	$73.24

In connection with the Business Combination, the stock options to acquire approximately 45,000 shares of common stock of Acorn Media that were outstanding as of October 2, 2012 were forfeited.  The stock options that were held by the two employees of Acorn UK were cancelled in exchange for cash consideration paid by Acorn Media’s selling shareholders.

Note 16.	Net Income (Loss) per Common Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share for the successor period ended December 31, 2012, the predecessor period ended October 2, 2012 and the year ended December 31, 2011:

	Successor	Predecessor	Predecessor
(In thousands, except per share data)	October 3, to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
Numerator – basic and diluted:
Net income (loss)	$1,743	$(5,263)	$8,108
Less: (income) loss attributable to non-controlling interest	—	(43)	(265)
Net income (loss) applicable to common shareholders	1,743	(5,306)	7,843
Less: net income applicable to restricted common shareholders	(3)	—	—
Net income (loss) applicable to unrestricted common shareholders	$1,740	$(5,306)	$7,843
Unrestricted common shareholders - net income (loss) per share:
Net income (loss) – numerator	$1,740	$(5,306)	$7,843
Weighted-average common shares outstanding – basic denominator	13,340	1,023	1,023
Effect of dilutive securities	—	—	9
Weighted-average common shares outstanding – diluted denominator	13,340	1,023	1,032
Net income (loss) per common share – unrestricted:
Basic	$0.13	$(5.19)	$7.67
Diluted	$0.13	$(5.19)	$7.60
Restricted common shareholders - net income per share:
Net income – numerator	$3	$—	$—
Weighted-average common shares outstanding – basic and diluted denominator	25	—	—
Net income per common share – restricted:
Basic and diluted	$0.13	$—	$—

For the successor period, outstanding warrants to acquire 21,041,667 shares of common stock are not included in the computation of diluted net income per common share as their effect would be anti-dilutive because their exercise price ($12 per share) exceeds the fair value of our common stock.

For the predecessor period ended October 2, 2012, outstanding options, including those options granted by Acorn UK, to acquire 52,760 shares of common stock of Acorn Media are not included in the computation of diluted net loss as their effect would be anti-dilutive.  For the year ended December 31, 2011, options to acquire approximately 16,000 shares of common stock were not included in the computation of diluted net income per share as their effect would have been anti-dilutive because their exercise price exceeded the fair value of Acorn Media’s common stock for 2011.

Note 17.	Income Taxes.

RLJE will begin to file income tax returns in the US federal jurisdiction and various state jurisdictions for the year ended December 31, 2012. Our subsidiaries in the United Kingdom and Australia will continue to file income tax returns in their foreign jurisdictions.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  We have a valuation allowance against 100% of our deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards that were acquired in the Business Combination.  Even though we have reserved all of these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future taxable earnings.  To the extent our deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of December 31, 2012, we had NOL carryforwards for federal and state tax purposes of approximately $23.5 million and approximately $28.0 million, respectively, which are available to offset taxable income through 2032.  NOL carryforwards that were acquired in the Business Combination reflect our assessment of an annual limitation on the utilization of these carryforwards due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.  Our foreign NOL carryforwards are insignificant. We are currently in consultation with outside tax counsel with respect to quantifying post-transaction NOL usage.

Income tax expense for each of the periods ended December 31, 2012 (successor) and for October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), is summarized as follows:

	Successor	Predecessor
(In thousands)	October 3, 2012 to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
Current
Federal	$—	$—	$—
State	9	9	9
Foreign	476	17	834
	485	26	843
Deferred
Federal	—	—	—
State	—	—	—
Foreign	174	177	—
	174	177	—

Total Tax Expense	$659	$203	$843

Income before provision for income taxes for each of the periods ended December 31, 2012 (successor) and for October 2, 2012 (predecessor) and the year ended December 31, 2011 (predecessor), is as follows:

	Successor	Predecessor
(In thousands)	October 3, 2012 to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011

Domestic	$(310)	$(5,489)	$5,961
Foreign	2,712	429	2,990
	$2,402	$(5,060)	$8,951

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets and liabilities at December 31, 2012, are presented below:

(In thousands)	Federal and State	Foreign
Deferred tax assets:
Provision for lower of cost or market inventory write-downs	$2,799	$—
Net operating loss carryforwards	9,568	36
Allowance for sales returns	2,382	—
Allowance for doubtful accounts receivable	52	—
Accrued compensation and benefits	327	—
Tax credits carryforwards	748	—
Other	48	—
Deferred tax assets	15,924	36
Less valuation allowance	(13,641)	—
Deferred tax assets	2,283	36

Deferred tax liabilities:
Intangible assets	(1,503)	—
Warrant liability	(233)	—
Goodwill amortization	(150)	—
Equity income in ACL	—	(386)
Other	(397)	—
Deferred tax liabilities	(2,283)	(386)
Net deferred tax assets and liabilities	$—	$(350)

Expected income tax expense (benefit) based on the federal statutory rate of 34% for the periods ended December 31, 2012 (successor) and October 2, 2012 (predecessor), and the year ended December 31, 2011 (predecessor), differed from actual income tax expense as follows:

	Successor	Predecessor
(In thousands)	October 3, 2012 to December 31, 2012	January 1, to October 2, 2012	Year Ended December 31, 2011
Expected income tax expense (benefit) - 34%	$817	$(1,720)	$3,043
Income not subject to income tax	—	1,823	(2,035)
State income taxes, net of Federal benefit	2	9	9
Non-deductible expenses	61	109	—
Federal tax credits	(33)	—	—
Change in valuation allowance	94	65	—
Foreign sourced income tax at a lower rate	(282)	(83)	(174)
Total Tax Expense	$659	$203	$843

Because the Predecessor had elected to be taxed as an S corporation, its pre-tax income generated in the United States was not subject to federal or state income taxation.  Had the Predecessor been subject to federal and state income taxation for the period ended October 2, 2012, the Predecessor would have recognized additional tax benefit of approximately $(1.8) million (unaudited) and $(0.3) million (unaudited) for federal and state taxation, respectively.  The tax benefit assumes that the Predecessor would recognize its deferred tax assets for book purposes as they are generated.  Had the Predecessor been subject to federal and state income taxation for the year ended December 31, 2011 the Predecessor would have recognized additional income tax expense of approximately $2.0 million (unaudited) and $0.3 million (unaudited) for federal and state taxation, respectively.

Note 18.	Employee Benefits.

Effective October 3, 2012, we established the RLJ Entertainment 401(k) Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  RLJE matched a portion of those contributions based upon the employee’s compensation status in accordance with the US Internal Revenue Code.  Our UK and Australia subsidiaries sponsor plans that contributes seven and nine percent, respectively, to employees beginning one year after the date of hire.  Prior to October 3, 2012, the Predecessor provided similar employee benefits as those disclosed above.

For the period ended December 31, 2012, we incurred compensation expenses of $163,000 related to these plans.  For the period ended October 2, 2012 and the year ended December 31, 2011, the Predecessor incurred $286,000 and $238,000, respectively related to its employee benefit plans.

Note 19.	Related Party Transactions.

All of ACL’s staff are employed by APL.  ACL was charged overhead and personnel costs for the periods ended December 31, 2012 (successor) and October 2, 2012 (predecessor) of approximately $560,000 and $920,000, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to APL of $2,682,000 during the period ended October 2, 2012.  Dividends received were recorded as a reduction to the Predecessor’s investment account in ACL.

We accrued approximately $90,000 in royalties payable to Producers Sales Organization in the 2012 successor period. Producers Sales Organization is controlled by a current member of the RLJE Board of Directors.

On November 1, 2012, we granted 37,578 shares of restricted common stock of RLJE as compensation to six independent members of our board of directors (see “Note 15. Stock-Based Compensation—Successor Stock Awards and Options” above for further discussion).

In April 2012, the former majority shareholder of Image and three management members of Image entered into an escrow agreement, whereby the former majority shareholder would place into escrow 100,000 shares of common stock of RLJE that would be received upon consummation of the Image Merger.  The release of these shares from escrow to these three management members is contingent, in part, upon a future price target being obtained related to RLJE’s common stock and the payment of certain amounts due to the former majority shareholder both occurring within an 18-month period following the October 2012 Business Combination.  The release of these shares from escrow is not contingent upon employment by RLJE of these management members.  As of April 9, 2013, two of the three management members are currently employed by RLJE.  The shares have not yet been released from escrow as of April 9, 2013.

On February 29, 2012, certain shareholders of the Predecessor lent money to the Predecessor in connection with the purchase of a 64% ownership interest in ACL (see “Note 10. Debt” above for further discussion).

Note 20.	Subsequent Events.

We have performed an evaluation of subsequent events and have disclosed the following subsequent events:

Promotion of Executive Officer

On January 17, 2013, our board of directors approved the appointment of Miguel Penella as Chief Executive Officer of our company in addition to his roles as President and Chief Operating Officer of our company.  Theodore S. Green, our company’s previous Chief Executive Officer, resigned from his position as Chief Executive Officer effective January 14, 2013.  We incurred a severance obligation of approximately $475,000 due Mr. Green, which is payable during 2013.  This obligation was accrued for during the first quarter of 2013.

Amendment of SPHE Agreement

On August 23, 2010, Image had entered into a three-year Distribution Services and License Agreement with SPHE to act as exclusive manufacturer to meet our DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  SPHE acts as a vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and risk of inventory loss.

In January 2013, we amended our Distribution Services and License Agreement with SPHE, to include RLJE and Acorn Media and to extend our relationship with this strategic partner for an additional two years through August 2015.  The amended agreement provides a multi-tiered service fee schedule that provides significantly lower distribution and replication fees to Acorn Media as compared to their prior vendor.  The amendment also provided for a $2 million cash advance recoupable against future proceeds.  The advance is expected to be fully recouped in 2013.  In March 2013, we further amended the agreement to modify the repayment period into six installments through October 2013.

ACL Dividend

In January 2013, ACL declared and paid a dividend of £1,800,000 (approximately $2.8 million) of which 64% (approximately $1.8 million) was paid to APL.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (or Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting.  We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2012 (or Annual Report), we evaluated, under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that:

•	concern the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2012.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on that evaluation under those criteria, management concluded that, at December 31, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management's report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The additional information required by this Item will be included in our company’s proxy statement for its 2013 Annual Meeting of Stockholders.

We have a Code of Ethics and Business Conduct Policy that applies to all of our employees, including our principal executive officer and principal financial and principal accounting officer, and to our directors.  We have posted the Code of Ethics and Business Conduct Policy under the menu “Investors – Corporate Governance” on our website at www.rljentertainment.com.  If we waive any material portion of our Code of Ethics and Business Conduct Policy that applies to our principal executive officer, principal financial officer or principal accounting officer or amend the Code of Ethics and Business Conduct Policy (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.rljentertainment.com within four business days.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our company’s proxy statement for its 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our company’s proxy statement for its 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our company’s proxy statement for its 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our company’s proxy statement for its 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits And Financial Statements

(b)	Exhibits.

2.1
Agreement and Plan of Merger, dated as of April 1, 2012, by and between RLJ Acquisition, Inc. and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

2.2
Stock Purchase Agreement, dated as of April 2, 2012, by and among RLJ Acquisition, Inc., Acorn Media Group, Inc., the Shareholders of Acorn Media Group, Inc. and Peter Edwards, as the Shareholder Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

2.3
Amendment No. 1 to Stock Purchase Agreement, dated as of October 3, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., Acorn Media Group, Inc., the shareholders of Acorn Media Group, Inc. listed on attached Exhibit A, and Peter Edwards, as the Shareholder Representative (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

3.1
Amended and Restated Articles of Incorporation of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

3.2	Form of Bylaws of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

4.2	Specimen Warrant certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

10.1
Preferred Stock Purchase Agreement, dated as of April 1, 2012, by and between RLJ Acquisition, Inc. and the holders of the Series B Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

10.2
Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of October 3, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., and the holders of the Preferred Stock of Image Entertainment, Inc. listed on Schedule A to the Preferred Stock Purchase Agreement, dated as of April 2, 2012, by and between RLJ Acquisition, Inc. and the holders of Series B Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.3
Joinder Agreement, dated as of April 10, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., Image Entertainment, Inc., Acorn Media Group, Inc., and Peter Edwards as the Shareholder Representative (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

10.4
RLE Entertainment, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-180714) filed on August 10, 2012).

10.5
Credit Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ Merger Sub I, Inc., RLJ Merger Sub II, Inc., Acorn Media Group, Inc., and Image Entertainment, Inc., as the Borrowers, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.6
Pledge and Security Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ Merger Sub I, Inc., RLJ Merger Sub II, Inc., Acorn Media Group, Inc., Image Entertainment, Inc., Image/Madacy Home Entertainment, LLC, and SunTrust Bank , as administrative agent on behalf of the Secured Parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.7
Amended and Restated Registration Rights Agreement, dated as of October 3, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP, JH Investment Partners GP Fund III, LLC, the shareholders of Acorn Media Group, Inc., Peter Edwards, as the Acorn Representative, RLJ SPAC Acquisition, LLC, William S. Cohen and Morris Goldfarb (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.8
Form of Indemnity Agreement, by and between RLJ Entertainment and each Indemnitee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.9
Assignment, Assumption and Amendment Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.10	Form of Unsecured Subordinated Promissory Note (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.11
Consulting Agreement, dated as of September 18, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., and Wexford Spectrum Investors LLC (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.12†
Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Theodore S. Green (incorporated by reference to Exhibit 10.1 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.12(a)†
First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and Theodore S. Green (incorporated by reference to Exhibit 10.1 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.13†
Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and John P. Avagliano (incorporated by reference to Exhibit 10.2 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.13(a)†
First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and John P. Avagliano (incorporated by reference to Exhibit 10.2 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.14†
Consulting Agreement, dated as of April 14, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde (incorporated by reference to Exhibit 10.3 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.14(a)†
First Amendment to Consulting Agreement, dated as of July 12, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde (incorporated by reference to Exhibit 10.3 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

99.1	Acorn Financial Information (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

99.2	Unaudited Pro Forma Condensed Combined Financial Information (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

99.3*	Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________________________
*	Filed herewith.

**	To be filed by amendment.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: April 10, 2013	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: April 10, 2013	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2013	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 10, 2013	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 10, 2013	/s/ ROBERT L. JOHNSON
ROBERT L. JOHNSON
Chairman of the Board

Dated: April 10, 2013	/s/ JOHN W. HYDE
JOHN W. HYDE
President, Global and Strategic Development and Director

Dated: April 10, 2013	/s/ PETER EDWARDS
PETER EDWARDS
Non-Executive Vice Chairman

Dated: April 10, 2013	/s/ TYRONE BROWN
TYRONE BROWN
Director

Dated: April 10, 2013	/s/ MORRIS GOLDFARB
MORRIS GOLDFARB
Director

Dated: April 10, 2013	/s/ ANDOR M. LASZLO
ANDOR M. LASZLO
Director

Dated: April 10, 2013	/s/ H. VAN SINCLAIR
H. VAN SINCLAIR
Director

Dated: April 10, 2013	/s/ LISA W. WARDELL
LISA W. WARDELL
Director