Form 10-K/A
period 2012-12-31
RLJ ENTERTAINMENT, INC.
filed 2013-04-18
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 001-35675

RLJ ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4950432
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814
(Address of principal executive offices, including zip code)

(301) 280-7737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

The common stock of the registrant commenced publicly trading on October 4, 2012. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013:  13,377,546

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

RLJ Entertainment, Inc. (or RLJE, the Company, we, us, or our) is filing this Amendment No. 1 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (or SEC) on April 10, 2013 (or the 2012 Form 10-K), for purposes of amending the Exhibit Index in Item 15 of Part IV of the 2012 Form 10-K and furnishing the XBRL exhibits indicated in such Item.  Accordingly, this Amendment consists only of the facing page, this explanatory note and Item 15 of Part IV to the 2012 Form 10-K.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 2012 Form 10-K, nor does it modify or update the disclosure contained in the 2012 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the 2012 Form 10-K and RLJE’s other filings made with the SEC on or subsequent to April 10, 2013.

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

RLJ Entertainment, Inc.	3

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

4	RLJ Entertainment, Inc.

10.14(a)†
First Amendment to Consulting Agreement, dated as of July 12, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde (incorporated by reference to Exhibit 10.3 to Image Entertainment, Inc.’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Acorn Financial Information (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

99.2	Unaudited Pro Forma Condensed Combined Financial Information (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

99.3	Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished herewith.  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement.

RLJ Entertainment, Inc.	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Delaware corporation

Dated: April 18, 2013	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: April 18, 2013	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Financial Officer
(Principal Financial and Accounting Officer)

6	RLJ Entertainment, Inc.