Form 10-K/A
period 2012-12-31
RLJ ENTERTAINMENT, INC.
filed 2013-04-30
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

RLJ ENTERTAINMENT, INC.
Form 10-K/A Annual Report (Amendment No. 2)

For The Fiscal Year Ended December 31, 2012

Explanatory Note

RLJ Entertainment, Inc. (or RLJE, the Company, we, us, or our) is filing this Amendment No. 2 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (or SEC) on April 10, 2013 (or the 2012 Form 10-K), for purposes of including the information required by Part III that was to be incorporated by reference to its definitive proxy statement relating to its 2013 Annual Meeting of Stockholders.

Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from a definitive proxy statement if such statement is filed no later than 120 days after our last fiscal year end.  We do not expect to file a definitive proxy statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2012 Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

As of April 25, 2013, our board of directors (or Board) was comprised of eight members as set forth in the table below.  Each director elected holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office. The directors listed below reflect the composition of the Board after the consummation of the Business Combination (as defined in the 2012 Form 10-K).

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Robert L. Johnson	2012	67
Mr. Johnson was appointed as the Company’s chairman in October 2012. From November 2010 to October 2012, Mr. Johnson served as the chairman of the board of RLJ Acquisition, Inc., a special purpose acquisition company that created the Company. Mr. Johnson founded The RLJ Companies, an innovative business network that owns or holds interests in a diverse portfolio of companies in the banking, private equity, real estate, hospitality, professional sports, film production, gaming, and automobile dealership industries, and has served as its chairman since February 2003. Prior to forming The RLJ Companies, Mr. Johnson was founder and chief executive officer of Black Entertainment Television (BET), which was acquired by Viacom Inc. in 2001. He continued to serve as chief executive officer of BET until February 2006. In July 2007, Mr. Johnson was named by USA Today as one of the 25 most influential business leaders of the past 25 years. Mr. Johnson currently serves on the boards of directors of RLJ Lodging Trust, KB Homes, Lowe’s Companies, Inc., Rollover Systems, Inc. and Strayer Education, Inc. He previously served as a director of Hilton Hotels Corporation, US Airways Group, Inc., General Mills, Inc. and IMG Worldwide, Inc.  We believe that Mr. Johnson’s professional background, his prior senior leadership positions at various companies, and current and past board positions, make him well qualified as a Chairman of the Company’s board of directors.

Miguel Penella	2012	44
Mr. Penella was appointed as the Company’s Chief Executive Officer on January 18, 2013.  From October 2012 until January 18, 2013, Mr. Penella served as Chief Operating Officer. Mr. Penella has served as a director of the Company since October 2012. From April 2007 to October 2012, Mr. Penella served as chief executive officer of Acorn Media Group, Inc., which was acquired by the Company in October 2012, where he oversaw operations and was the driving force behind the worldwide expansion of both the Acorn and Acacia brands. From 2004 to April of 2007, Miguel was president of Acorn’s direct-to-consumer operations offering DVDs and other high quality products through catalogs and online marketing vehicles. Under his leadership, Acorn distributed more than 17 million catalogs in 2006, an increase of 80 percent in just two years. Mr. Penella came to Acorn from Time-Life where he rose in the ranks from circulation director of the catalog department to director of catalogs for the music division and then to vice president of customer marketing in 2001. Previously, he worked in catalog management for the National Direct Marketing Corporation and the National Wildlife Federation. A native of Valencia, Spain, Miguel has an MBA in international marketing and finance from Adelphi University. We believe that Mr. Penella’s professional background, his position in the Company and his prior senior leadership positions at various companies make him well qualified as a member of the Company’s board of directors.

RLJ Entertainment, Inc.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Peter Edwards	2012	60
Mr. Edwards was appointed as the Company’s non-executive vice chairman in October 2012. Prior to October 2012, Mr. Edwards served as founder and chairman of Acorn Media Group, Inc., since its inception in 1984. Mr. Edwards has a broad background in communications. Before founding Acorn, his work in emerging communications technologies included consulting for cable companies such as Cablevision and Viacom during the major-city cable television franchising competitions of the 1980s. He also served as a consultant to the City of Reading, Pennsylvania, home of the world’s oldest two-way cable system. Also active in video production, he worked for the Washington bureau of NBC News and independently on a range of documentaries and music videos. Mr. Edwards has a master’s degree from the University of Pennsylvania’s Annenberg School of Communications, where he focused on new communications technologies and markets, and earned his BA from Trinity College. We believe that Mr. Edwards professional background, including his vast experience in communications and video productions, make him well qualified as the Vice Chairman of the Company’s board of directors.

H. Van Sinclair	2012	60
Mr. Sinclair has served as a member of the Company’s board of directors since April 2012 and was the Chief Executive Officer and President of RLJ Acquisition, Inc. from April 2012 until immediately prior to the consummation of the Business Combination.  Mr. Sinclair was also a member of RLJ Acquisition, Inc.’s board of directors from November 2010 until immediately prior to the consummation of the Business Combination.  Since February 2003, Mr. Sinclair has served as president and chief executive officer of The RLJ Companies. From January 2006 to May 2011, Mr. Sinclair also served as Vice President of Legal and Business Affairs for  RLJ Urban Lodging Funds, a private equity fund concentrating on limited and focused service hotels in the United States and for RLJ Development, The RLJ Companies’ hotel and hospitality company.  Prior to joining The RLJ Companies, Mr. Sinclair spent 28 years, from October 1978 to February 2003, with the law firm of Arent Fox, PLLC. Mr. Sinclair remains of counsel to Arent Fox. Mr. Sinclair is a member of the Board of Directors of Vringo, Inc., a publicly-traded company, where he is chairman of the Audit Committee.  We believe that Mr. Sinclair’s professional background, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of the Company’s board of directors.

Tyrone Brown	2012	70
Mr. Brown has served as a member of the Company’s board of directors since October 2012. Mr. Brown was the co-founder of District Cablevision, the DC cable television system, where he was president and a director from 1986 to February 1992. Mr. Brown was an initial investor and director in the successful re-launch after bankruptcy of IRIDIUM, the global mobile satellite system, serving as IRIDIUM’s vice chairman from January 2002 until a successful public offering in October 2009. Mr. Brown also served as a director and principal outside counsel of Black Entertainment Television (BET) until its successful public offering in 1991, and vice president and general counsel of Post-Newsweek Stations, the broadcast station subsidiary of the Washington Post Company from 1971 to 1974. In addition to his entrepreneurial and business activities, Mr. Brown has practiced communications law at a number of major DC law firms and served as a law clerk for the late Chief Justice of the Supreme Court Earl Warren, as an aide to Senator Edmund Muskie and as an FCC Commissioner under the Carter Administration. The Company believes that Mr. Brown’s professional background in the media sector, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of the Company’s board of directors.

Morris Goldfarb	2012	62
Mr. Goldfarb has served as a member of the Company’s board of directors since April 2012. Mr. Goldfarb previously served as a director of RLJ Acquisition, Inc., from February 2011 until October 2012. He serves as Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd.  , a designer, manufacturer, importer and marketer of apparel, handbags and luggage. Mr. Goldfarb has served as an executive officer and director of G-III and its predecessors since its formation in 1974. Mr. Goldfarb served as a director of Lakes Entertainment, Inc. from June 1998 until March 2010. We believe that Mr. Goldfarb’s professional background, his senior leadership position at G-III Apparel Group, Ltd., and current and past board positions, make him well qualified as a member of our board of directors. The Company believes that Mr. Goldfarb’s professional background, his senior leadership position at G-III Apparel Group, Ltd., and current and past board positions, make him well qualified as a member of the Company’s board of directors.

RLJ Entertainment, Inc.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Andor (Andy) M. Laszlo	2012	46
Mr. Laszlo has served as a member of the Company’s board of directors since October 2012. Mr. Laszlo has served as a Managing Director at Lazard Capital Markets LLC (LCM) since June 2010, where he serves as Head of Corporate Underwriting and Head of Business Development.  Prior to joining LCM, Mr. Laszlo served as a Senior Advisor to Sports Properties Acquisition Corp., a special purpose acquisition company focused on the sports, leisure and entertainment sectors, from November 2007 to April 2010. Between 1997 and 2007, Mr. Laszlo held various senior equity capital markets positions at both Lehman Brothers and Bank of America Securities.  Mr. Laszlo was the Head of Media & Telecom equity capital markets for Bank of America Securities based in New York, NY.  Prior to that, Mr. Laszlo was Head of Equity Syndicate and Head of Media & Telecom Equity Capital Markets at Lehman Brothers International (Europe), during which time he was based in London, England.  In between his tenure at Lehman Brothers and Bank of America, Mr. Laszlo spent approximately one year as the Chief Operating Officer and Head of Business Development at Eagle Rock Capital Management, LLC, a New York-based multi-strategy hedge fund.  Mr. Laszlo has been involved in transactions totaling more than $20 billion of equity issuance over the course of his career. Mr. Laszlo serves on the Advisory Board of Falconhead Capital Management, a private equity firm based in New York City.  He also serves on the board of directors of Radar Detection Holdings Corp. (Escort Radar), a leading designer, manufacturer and distributor of highway radar and laser detectors.  Mr. Laszlo began his career as an attorney with Philadelphia, Pennsylvania-based Rawle & Henderson, the nation's oldest law firm.  The Company believes that Mr. Laszlo’s professional background, including his extensive financial advisory and financing experience, make him well qualified to serve as a member of the Company’s board of directors.

Lisa Wardell	2012	43
Ms. Wardell has served as a member of the Company’s board of directors since October 2012. Ms. Wardell has served as executive vice president and chief operating officer of The RLJ Companies since August 2004. Ms. Wardell also previously served as the chief financial officer and secretary of RLJ Acquisition, Inc., from December 2010 until October 2012. Prior to joining The RLJ Companies, Ms. Wardell was a senior associate at Katalyst Venture Partners, a private equity firm, from September 2000 to January 2003. She serves as a member of the board of directors of DeVry, Inc., a provider of educational services since November 2008, and a member of the Christopher & Banks board since 2011. Ms. Wardell currently also serves on the board of directors of Rollover Systems, Inc., and the RLJ McLarty Landers Automotive Group.  The Company believes that Ms. Wardell’s professional background, her leadership position at The RLJ Companies and her current and past board positions, make her well qualified to serve as a member of the Company’s board of directors.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 25, 2013.

Name	Age	Position
Executive Officers*
Robert L. Johnson	67	Chairman of the Board
Miguel Penella	44	Chief Executive Officer
John P. Avagliano	57	Chief Financial Officer

*	Executive Officers were appointed effective October 3, 2012 in connection with the Business Combination.

Biographical information for Messrs. Johnson and Penella is set forth above under “Board Composition.”

RLJ Entertainment, Inc.

Mr. Avagliano was appointed as the Company’s Chief Financial Officer in October 2012. From January 2010 to October 2012, Mr. Avagliano served as the Chief Operating Officer and Chief Financial Officer of Image Entertainment, Inc. (“Image”). Prior to joining Image, Mr. Avagliano was President of Britannia Holdings providing strategic and financial management services to the film, music, video and apparel industries from 2004 to 2009. Clients of Britannia Holdings included Live Nation Entertainment, Ticketmaster Entertainment, Frontline Management, Palm Pictures (an integrated film and music company founded by Chris Blackwell, the former Chairman of Island Records), CAK Entertainment (a joint venture music publishing company funded by GTCR, a private equity firm based in Chicago), Menichetti, Ltd. (high-end apparel manufacturer/distributor), Pacific Connections, Inc. (mass market apparel and accessory distributor) and DIC Entertainment. From 1999 to 2004, Mr. Avagliano worked in various positions for Time Warner Inc. From 2001 to 2004, Mr. Avagliano worked for Warner Music Group as SVP of Financial Operations, where he was responsible for financial oversight of the global manufacturing, distribution and print businesses, worldwide financial planning and analysis, U.S. advertising procurement, real estate management, office services support and U.S. purchasing activities. From 1999 to 2001, Mr. Avagliano was CFO of Warner Home Entertainment, the leading global manufacturer and distributor of DVD and VHS products, where he was responsible for managing the overall finance function, leading negotiations in acquiring and distributing independent theatrical and TV content and managing the Video-On-Demand activities as related to the Warner Bros. film release schedule. Previously Mr. Avagliano was employed at companies such as Revlon, Playtex Products, Avon, Sanofi Beaute and PolyGram Distribution.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires RLJE’s directors, executive officers and the beneficial holders of more than 10% of a registered class of RLJE’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of RLJE with the Securities and Exchange Commission (or SEC).  Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2012 all applicable Section 16(a) filing requirements were met.

Code of Ethics and Governance Guidelines

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

Board Independence.

A discussion regarding Board independence is included in Item 13 below.

Committees of the Board

Audit Committee. The Company has an Audit Committee. Effective as of October 23, 2012, our Audit Committee was comprised of Messrs. Edwards, Brown and Laszlo (Chairman) with Mr. Sinclair as an observer. Messers. Edwards, Brown and Laszlo are independent as that term is used in NASDAQ Marketplace Rule 5605 and in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Compensation Committee. The Company has a Compensation Committee.  Effective as of October 23, 2012, our Compensation Committee was comprised of Messrs. Brown (Chairman), Goldfarb and Sinclair. Messrs. Brown, Goldfarb and Sinclair are independent as that term is used in NASDAQ Marketplace Rule 5605.

Nominations and Governance Committee.  The Company has a Nominations and Governance Committee.  Effective as of October 23, 2012, our Nominations and Governance Committee was comprised of Messrs. Edwards, Sinclair and Ms. Wardell (Chairman).  Messrs. Edwards, Sinclair and Ms. Wardell are independent as that term is used in NASDAQ Marketplace Rule 5605.

RLJ Entertainment, Inc.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2012

The following table sets forth the compensation of those persons who served as our principal executive officer, principal financial officer and our other executive officers (collectively, the Named Executive Officers) for fiscal year 2012, which ended on December 31, 2012. The Business Combination of RLJ Entertainment, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc. was completed on October 3, 2012. The 2012 compensation included in this table includes both amounts prior to the closing and amounts after the closing.  Amounts prior to the closing were attributable to the applicable predecessor and amounts after the closing were attributable to RLJE.

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Theodore S. Green,	2012	358,077	––	––	––	3,000	361,077
Former Chief Executive Officer	2011	300,000	––	––	––	2,769	302,769
and Chairman(1)

Miguel Penella,	2012	450,000	1,100,000	––	––	1,129,089	2,679,089
Chief Executive Officer	2011	427,083	500,000	––	––	643,020	1,570,103

John P. Avagliano,	2012	343,462	––	––	––	103,900	447,362
Chief Financial Officer	2011	300,000	50,000	––	––	129,404	479,404

John W. Hyde,	2012	––	––	––	––	327,885	327,885
Vice Chairman(4)	2011	––	––	––	––	311,539	311,539

(1)	Mr. Green resigned effective as of January 14, 2013.

(2)	Fiscal year 2012 includes for Mr. Penella, retention bonus in connection with the Business Combination of $600,000.

(3)	Fiscal year 2012 includes:
(i)	For Mr. Penella, other compensation for forgiveness of note principal payments and interest due of $1,100,000.
(ii)	For Mr. Avagliano, reimbursable commuting expenses of $94,969.
(iii)	For Mr. Hyde, consulting fees of $327,885.

Fiscal year 2011 includes:
(i)	For Mr. Penella, other compensation for forgiveness of note principal payments and interest due of $600,000.
(ii)	For Mr. Avagliano, reimbursable commuting expenses of $123,404.
(iii)	For Mr. Hyde, consulting fees of $311,539.

(4)	Mr. Hyde resigned effective as of April 23, 2013. Mr. Hyde previously provided all services to RLJE through Producers Sales Organization (or PSO), his wholly-owned consulting business.

RLJ Entertainment, Inc.

Employment Agreements

We have not entered into new employment agreements. However, we adopted the employment agreements with Mr. Green and Mr. Avagliano, the consulting agreement with Mr. Hyde and his wholly owned consulting business, PSO, and the employment letter with Mr. Penella, which were in place prior to the Business Combination.

Agreements with Mr. Green, Mr. Avagliano, Mr. Hyde and PSO

The agreements with Mr. Green, Mr. Avagliano, Mr. Hyde and PSO were effective as of April 14, 2010 and were amended as of July 12, 2010 and October 4, 2013.  Certain terms of these agreements are summarized below.

Term.  Each of the agreements provides for a term of three years beginning on April 14, 2010 and, subject to advance-notice termination provisions, renews automatically for successive one-year terms.  Mr. Green resigned effective as of January 14, 2013, Mr. Hyde resigned effective as of April 23, 2013 and their agreements have been terminated.

Base Compensation.  The agreements provide for minimum annual base salaries or annual consulting fees of $475,000 to Mr. Green and $425,000 to Messrs. Avagliano and Hyde, to be reviewed annually by our board of directors.

Cash Bonus Opportunity.  Each agreement provides that the executive officer is eligible for an annual cash bonus opportunity targeted at 50% of base compensation, subject to RLJE achieving specified earnings before interest, taxes, depreciation and amortization (or EBITDA) goals, with partial bonus eligibility if at least 85% of the applicable goal is achieved.  For the 2012 fiscal year, targeted EBITDA was $17.6 million, with certain adjustments permitted for material acquisitions of a company or business.  The minimum EBITDA goal was not met for the 2012 fiscal year and, as a result, no executive officer received a cash bonus for such year.

Reimbursements.  The agreements provide that Messrs. Green and Avagliano will be reimbursed for expenses related to commuting from New York to Los Angeles, including the cost of business class air travel exceeding three hours, temporary housing and auto use.  Mr. Avagliano’s agreement provides that he will be reimbursed for reasonable expenses, not to exceed $120,000 related to relocation of his home and family from New York to Los Angeles, as well as a tax gross-up for income taxes arising from such reimbursement, not to exceed $75,000.

Severance Benefits.  The agreements provide that  each executive officer will be entitled to specified severance benefits, subject to execution of a customary general release of claims, if his employment or consulting engagement is terminated without "cause" or he terminates his employment or consulting engagement for “good reason” including: (i) a payment equal to 12 months of salary or consulting fees, as applicable, and a pro rata bonus opportunity; (ii) in the case of Messrs. Green and Avagliano, continuation of healthcare benefits for 12 months; and (iii) reimbursement of incurred expenses, and in the case of Mr. Avagliano, reimbursement for relocation expenses actually incurred by Mr. Avagliano on or six months prior to termination of employment (up to an aggregate cap of $120,000 and a tax gross-up cap on any such amounts of $75,000).

For purposes of the agreements, “cause” generally means an executive officer’s (i) conviction of a felony or of any crime involving moral turpitude, dishonesty, fraud, embezzlement, theft or misrepresentation; (ii) gross neglect or gross misconduct in connection with the performance of the executive officer’s duties (other than due to the executive officer’s physical or mental illness); (iii) material breach of the employment or consulting agreement, RLJE’s proprietary information agreement or certain other Company material policies, rules and regulations; or (iv) willful engagement in any other conduct that involves a material breach of a fiduciary obligation or that would reasonably be expected to have a material and adverse economic effect upon RLJE and its subsidiaries, subject to certain notice and opportunity to cure provisions set forth in the agreements.

For purposes of the agreements, “good reason” generally means, without the executive officer’s prior written consent, (i) a material diminution in the executive officer’s salary or consulting fees, as applicable; (ii) a material diminution in the executive officer’s authority, duties or responsibilities, including a material adverse change in the executive officer’s reporting relationships; (iii) a material breach of the employment or consulting agreement by RLJE; (iv) the failure of RLJE to issue certain equity awards to the executive officer by November 30, 2010; or (v) except for Mr. Green, requiring the executive officer to change the principal location of his employment or engagement outside the Los Angeles, California area, subject in each case to certain notice and opportunity to cure provisions set forth in the agreements.  Mr. Green’s employment agreement also provides that “good reason” means (x) the failure of RLJE or its stockholders to reelect or to reappoint him as Chairman of the Board, unless cause for removal exists or (y) the appointment of a co-chairman of the Board.  Mr. Hyde’s consulting agreement also provides that "good reason" means the termination of employment of Mr. Green.

RLJ Entertainment, Inc.

The agreements provide that each executive officer will receive a tax gross-up to the extent that payments under the employment or consulting agreements are “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (or the Code), and subject to an excise tax under Section 4999 of the Code, subject to specified limitations set forth in the agreements, including an aggregate cap of $1 million on total gross-up payments to the executive officers under their employment and consulting agreements.

The agreements also contain non-competition and non-solicitation covenants.  Timing of severance payments under the agreements may be adjusted in certain circumstances to the extent necessary for compliance with or exemption from Section 409A of the Code.

Letter Agreement with Mr. Penella

The agreement with Mr. Penella was effective as of January 15, 2004.  The agreement provides that Mr. Penella is an employee at will.  It provides for an annual salary of $155,000, a bonus of up to $50,000 and severance of six months salary in the event of termination without cause.

Outstanding Equity Awards at Fiscal Year End 2012

There were no outstanding equity awards at December 31, 2012.

Director Compensation

Beginning November 1, 2012, the non-executive members of our board of directors, Peter Edwards, H. Van Sinclair, Tyrone Brown, Morris Goldfarb, Andor (Andy) M. Laszlo and Lisa Wardell, receive an annual retainer of $50,000.  In addition, the non-executive directors would be reimbursed for reasonable travel expenses to attend Board or committee meetings.  Executive directors receive no additional compensation for their service as directors.

For fiscal year 2012, our non-executive directors were each granted a restricted stock award, valued at $50,000, for 6,263 shares of our common stock, based upon the five-day trailing average closing stock price of $7.98.  The restricted stock awards were granted under our 2012 Incentive Compensation Plan on November 1, 2012 and vest 100% on the one-year anniversary of the date of grant provided the recipient continues to serve as a director.

Director Compensation Table for Fiscal Year 2012

The following table sets forth information regarding the compensation earned by our non-executive directors in fiscal year 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)

Peter Edwards	$12,500	$50,000	$––	$––	$62,500
H. Van Sinclair	12,500	50,000	––	––	62,500
Tyrone Brown	12,500	50,000	––	––	62,500
Morris Goldfarb	12,500	50,000	––	––	62,500
Andor (Andy) M. Laszlo	12,500	50,000	––	––	62,500
Lisa Wardell	12,500	50,000	––	––	62,500

(1)	Annual retainer fee paid quarterly.

(2)
Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2012.  The per share grant date fair value of each of the restricted stock awards for 6,263 shares was $7.98, the five-day trailing average of our closing stock price on the date of grant of the award.  As of fiscal year end 2012, no shares had vested in accordance with their vesting schedule.

RLJ Entertainment, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 25, 2013, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13D or 13G or other reports filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is a director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
RLJ SPAC Acquisition, LLC(3)	6,974,178	40.56%
Robert L. Johnson (3)	6,974,178	40.56%
Wexford Spectrum Investors (4)	2,850,000	19.39%
JH Evergreen Management, LLC (5)	1,934,275	14.46%
Senator Investment Group LP (6)	1,372,500	9.39%
Peter Edwards (7)	1,276,310	9.15%
Angelo, Gordon & Co., LP (8)	1,252,103	8.84%
Morris Goldfarb (9)	263,763	1.96%
Theodore S. Green (10)	193,868	1.45%
John W. Hyde (11)	165,783	1.24%
John P. Avagliano (12)	81,333	*
Miguel Penella (13)	67,252	*
H. Van Sinclair (14)	44,596	*
Lisa Wardell (14)	25,430	*
Tyrone Brown (14)	6,263	*
Andor (Andy) M. Laszlo (14)	6,263	*
All directors and executive officers as a group (11 persons)	9,105,039	50.85%

*	Less than 1%

Notes to Beneficial Ownership Table:

(1)
Beneficial ownership is determined in accordance with SEC rules.  For the number of shares beneficially owned by those listed above, we rely on information confirmed by each beneficial owner.  Except as indicated by footnote below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.  Except as indicated by footnote below, each owner’s mailing address is c/o RLJ Entertainment, Inc., 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814.

(2)
On April 25, 2013, there were 13,377,546 shares of our common stock, $0.001 par value, outstanding.  Common stock not outstanding but which underlies options and warrants vested or exercisable as of, or vesting or exercisable within, 60 days after April 25, 2013, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(3)
The RLJ Companies, LLC is the sole manager and is the sole voting member of RLJ SPAC Acquisition, LLC.  Robert L. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC.  Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.  Includes 3,157,511 shares of the Company’s common stock and warrants to purchase 3,816,667 shares of the Company’s common stock.

(4)
Information presented regarding Wexford Spectrum Investors LLC (or WSI) is based solely on the information provided in the Schedule 13G/A filed on February 11, 2013 and the Form 3 filed on February 25, 2013 .  Wexford Capital LP (or Wexford Capital) may, by reason of its status as manager of WSI, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Wexford GP LLC (or Wexford GP) may, as the General Partner of Wexford Capital, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Charles E. Davidson (or Davidson) and Joseph M. Jacobs (or Jacobs) may, by reason of his status as a controlling person of Wexford GP, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Wexford Capital, Wexford GP, Davidson and Jacobs shares the power to vote and to dispose of the securities beneficially owned by WSI. Each of Wexford Capital, Wexford GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by WSI and this report shall not be deemed as an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their respective interests in each member of WSI.  The mailing address for WSI and the other affiliate filers is 411 West Putnam Avenue, Suite 125, Greenwich, Connecticut 06830.

RLJ Entertainment, Inc.

(5)
Information presented regarding JH Evergreen Management, LLC (or JH Evergreen Management), JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, LP (or JHIP III), JH Investment Partners GP Fund III, LLC (or JHIP GP III, and collectively the JH Entities) and John C. Hansen is based on information provided by JH Partners and certain of its affiliates.  The mailing address of JH Evergreen Management and the other affiliate filers is 451 Jackson Street, San Francisco, California  94111-1615.  Mr. Hansen disclaimed beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Includes 1,647,489 shares of the Company’s common stock held by JH Evergreen, 196,505 shares of the Company’s common stock held by JHIP III, and 90,282 shares of the Company’s common stock held by JHIP GP III.  Does not include warrants to purchase 114,228 shares of the company’s common stock held by JH Evergreen, warrants to purchase 13,625 shares of the Company’s common stock held by JHIP III, and warrants to purchase 6,261 shares of the Company’s common stock held by JHIP GP III, none of which are exercisable within 60 days of April 1, 2013.

(6)
Information presented regarding Senator Investment Group LP is based solely on the information provided in the Schedule 13G/A filed on February 14, 2013. The mailing address of Senator Investment Group LP is 510 Madison Avenue, 28th Floor, New York, New York 10022.

(7)
Includes 6,263 shares of the Company’s common stock subject to restricted stock awards held by Mr. Edwards, 692,523 shares of the Company’s common stock and warrants to purchase 577,524 shares of the Company’s common stock held by a trust established by Mr. Edwards for estate planning purposes.  Does not include warrants to purchase 30,001 shares of the Company’s common stock held by trusts established by Mr. Edwards for estate planning purposes which are not exercisable within 60 days of April 25, 2013.

(8)
Information presented regarding Angelo, Gordon & Co., L.P. (or Angelo, Gordon); John M. Angelo, in his capacities as a managing member of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon, and as the chief executive officer of Angelo, Gordon; and Michael L. Gordon, in his capacities as the other managing member of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon, and as the chief operating officer of Angelo, Gordon is based solely on the information provided in the Schedule 13G/A filed on February 14, 2013.   The mailing address for Angelo, Gordon and the other affiliate filers is 245 Park Avenue, New York, New York 10167.

(9)
Includes 157,500 shares of the Company’s common stock, 6,263 shares of the Company’s common stock subject to restricted stock awards, and warrants to purchase 100,000 shares of the Company’s common stock.

(10)
Includes 149,405 shares of the Company’s common stock and 44,444 shares of the Company’s common stock held in escrow until April 3, 2014, subject to forfeiture to the JH Entities.  Also includes 19 shares held as custodian for Mr. Green’s children.  Does not include warrants to purchase 6,818 shares of the Company’s common stock which are not exercisable within 60 days of April 25, 2013.

(11)
Includes 128,005 shares of the Company’s common stock, of which 87,907 shares are held through PSO, his wholly owned consulting business, and 37,778 shares of the Company’s common stock held in escrow until April 3, 2014, subject to forfeiture to the JH Entities.  Does not include warrants to purchase 5,795shares of the Company’s common stock which are not exercisable within 60 days of April 25, 2013.

(12)
Includes 63,555 shares of the Company’s common stock and 17,778 shares of the Company’s common stock held in escrow until April 3, 2014, subject to forfeiture to the JH Entities.  Does not include warrants to purchase 2,727 shares of the Company’s common stock which are not exercisable within 60 days of April 25, 2013.

(13)	Includes 33,626 shares of the Company’s common stock and warrants to purchase 33,626 shares of the Company’s common stock.
(14)	Includes 6,263 shares of the Company’s common stock subject to restricted stock awards.

RLJ Entertainment, Inc.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (2)
Equity compensation plans approved by security holders	1,244,153	$––	1,206,575
Equity compensation plans not approved by security holders:	––	––	––

Total	1,244,153	$––	1,206,575

Notes to Equity Compensation Plan Information Table:

(1)	Future equity awards may be granted under our 2012 Incentive Compensation Plan.
(2)	Reflects awards to directors under our 2012 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy on related-person transactions is included in our revised Code of Conduct, which has been reviewed and approved by the Board effective as of October 3, 2012.  Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a related-person transaction for review, approval or ratification by the Audit Committee:  (i) the name of the related-person (as defined by Item 404(a) of Regulation S-K under the Securities Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the related-person’s interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the related-person’s interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.

The Audit Committee’s decision whether or not to approve or ratify the related-person transaction is made in light of its determination as to whether consummation of the transaction is believed by the Audit Committee to not be or have been contrary to our best interests.  The Audit Committee may take into account the effect of a director’s related-person transaction on such person’s status as an independent member of our Board and eligibility to serve on Board committees under SEC and stock exchange rules, as applicable.

On October 3, 2012, in connection with the consummation of the Business Combination, the Company, RLJ Acquisition, Inc., JH Partners Evergreen Fund, LP (“JH I”), JH Investment Partners III, LP (“JH II”), JH Investment Partners GP Fund III, LLC (“JH III” and, together with JH I and JH II, the “JH Parties”), Drawbridge Special Opportunities Fund, LP, Miguel Penella, certain shareholders of Acorn, Peter Edwards as the Acorn Representative, RLJ SPAC Acquisition, LLC, William S. Cohen, and Morris Goldfarb entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the “Securities Act”). Such stockholders are entitled under such agreement to make up to three demands, excluding short form registration demands, that the Company register certain of its securities held by them for sale under the Securities Act. In addition, such stockholders have the right to include their securities in other registration statements filed by the Company. However, the Registration Rights Agreement provides that no stockholder (other than the Sponsor) may make a demand (i) with respect to a registration statement on Form S-1 until October 3, 2013 or (ii) with respect to a registration statement on Form S-3 until July 3, 2013.

On April 2, 2012, the former majority shareholder of Image Entertainment, Inc., JH Evergreen Management, LLC, and three management members of Image, Theodore Green, John Hyde, and John Avagliano, entered into an escrow agreement, whereby JH Evergreen Management, LLC would place into escrow 100,000 shares of common stock of RLJE that would be received by Messrs. Green (44,444 shares), Hyde (37,778 shares) and Avagliano (17,778 shares) upon consummation of the Image Merger (as defined in the 2012 Form 10-K).  The release of these shares from escrow to Messrs. Green, Hyde and Avagliano is contingent, in part, upon a future price target of $7.50 per share being obtained related to RLJE’s common stock and the payment of certain amounts due to JH Evergreen Management, LLC both occurring within an 18-month period following the October 2012 Business Combination.  The release of these shares from escrow is not contingent upon employment by RLJE of Messrs. Green, Hyde, or Avagliano.  As of April 25, 2013, Mr. Avagliano is currently employed by RLJE.  The shares have not yet been released from escrow as of April 25, 2013.

RLJ Entertainment, Inc.

Mr. Laszlo, who serves as a director on the Company’s Board and as Chairman of the Audit Committee, has served as a Managing Director at Lazard Capital Markets LLC (“LCM”) since June 2010. Mr. Laszlo serves as LCM’s Head of Corporate Underwriting and Head of Business Development. On October 3, 2012, in connection with the consummation of the Business Combination described below, LCM received investment banking fees of $4.55 million paid at the closing of the Business Combination which included $3.59 million accrued by RLJA prior to 2012. On October 23, 2012, in connection with the election of Mr. Laszlo to the Board, the Company entered into an Indemnity Agreement with Mr. Laszlo, a form of which was previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012, and incorporated herein by reference.

John Hyde, our Vice Chairman, owns PSO, which is one of RLJE’s content providers.  PSO receives royalty payments based upon a contractual percentage of net revenues derived from the distribution of the entertainment programming licensed.  The royalties paid in consideration for the content distribution, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third party content suppliers under the same or similar circumstances.  The amount of royalties paid was $294,311 for fiscal year ended December 31, 2012.

In connection with the acquisition of Agatha Christie Limited, Acorn Media Group, Inc. borrowed $2.7 million on February 29, 2012, from stockholders of Acorn Media Group, Inc. (the “Subordinated Loans”), including a trust established by Mr. Edwards. Amounts outstanding under the Subordinated Loans were subordinated to those amounts outstanding under the Term Loan (as defined in the 2012 Form 10-K), accrued interest at a rate of 12.5% per annum, but interest was only required to be paid upon maturity along with all outstanding principal on February 28, 2015.  The Subordinated Loans were fully repaid in connection with the Image and Acorn Media Group, Inc. mergers, including a payment of $2,300,000 of principal and $173,000 of interest to the trust established by Mr. Edwards.

Director Independence

Our Board reviewed the NASDAQ independence standards with regard to our directors, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and RLJE and our subsidiary, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined that Messrs. Edwards, Sinclair, Brown, Goldfarb, Laszlo and Ms. Wardell are “independent” as that term is used in NASDAQ Marketplace Rule 5605.  We do not know of any family relationships among or between any of our directors, executive officers or key employees.  With regard to the independence of our directors regarding committee independence, see Directors, Executive Officers and Corporate Governance – Committees of the Board above, which is incorporated herein by reference.

RLJ Entertainment, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP related to the fiscal year ended December 31, 2012.  No fees were paid with respect to the fiscal year ended December 31, 2011.

2012
Audit Fees	$748,000
Audit-Related Fees	––
Tax Fees	163,000
All Other Fees	––

Total Fees	$911,000

Audit Fees

Audit fees consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consisted of fees for due diligence services related to the Business Combination.

Tax Fees. BDO USA, LLP began providing tax advice and compliance services in October 2012 but did not provide tax planning for us in fiscal year ended December 31, 2012.

All Other Fees. There were no other fees during the fiscal year ended December 31, 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee’s policy is to pre-approve the audit and non-audit services provided by the independent registered public accounting firm, in order to assure that the provision of such services does not impair the auditor’s independence.  As provided in our Audit Committee Charter, our Audit Committee believes that the combination of general pre-approval of certain types of audit services (e.g., quarterly reviews, annual audit and review of certain other documents filed with the SEC) and specific pre-approval of other services results in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.  Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.  In determining whether to grant general or specific pre-approval, our Audit Committee will consider whether such services are consistent with the applicable rules and regulations on auditor independence.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide to the Audit Committee detailed back-up documentation regarding the specific services to be provided.

All of the fees paid to BDO USA, LLP in fiscal 2012 were pre-approved by the Audit Committee.  Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO USA, LLP.

RLJ Entertainment, Inc.

PART IV

Item 15.	Exhibits and Financial Statements

(b)	Exhibits.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

RLJ Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Delaware corporation

Dated: April 30, 2013	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

RLJ Entertainment, Inc.