Form 10-Q
period 2013-03-31
RLJ ENTERTAINMENT, INC.
filed 2013-05-15
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 001-35675

RLJ ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4950432
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

8515 Georgia Avenue, Suite 650 Silver Spring, Maryland	20910
(Address of principal executive offices)	(Zip Code)

(301) 608-2115
(Registrant’s telephone number, including area code)

3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on May 1, 2013:  13,377,546

RLJ ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (or Quarterly Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

•	our ability to integrate the businesses of Image Entertainment, Inc. and Acorn Media Group, Inc.;
•	the anticipated benefits of the business combination may not be fully realized or may take longer to realize than expected;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our ability to maintain relationships with customers, employees, suppliers and lessors;
•	the loss of key personnel;
•	delays in the release of new titles or other content;
•	the effects of disruptions in our supply chain;
•	our public securities’ limited liquidity and trading;
•	our ability to continue to meet the NASDAQ Capital Market continuing listing standards; or
•	our financial performance, including our ability to achieve new revenue growth and EBITDA margins or realize synergies.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 10, 2013.  You are cautioned not to place undue reliance on such forward-looking statements.

EXPLANATORY NOTE

On October 3, 2012, the business combination of RLJ Entertainment, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc. was completed.  For financial reporting purposes, the financial statements accompanying this Quarterly Report have been divided into (i) the “predecessor” period (pre-October 3, 2012) which include the activities of Acorn Media Group, Inc. and its subsidiaries, and (ii) the “successor” period (post-October 3, 2012) which include the activities of RLJ Entertainment, Inc. and its subsidiaries, including Image Entertainment, Inc. and Acorn Media Group, Inc.  Results for the predecessor period are not indicative of, or comparable to, results for the successor period.  “We,” “our” or “us” when used in this Quarterly Report refer to RLJ Entertainment, Inc. and its subsidiaries for the successor period, and Acorn Media Group, Inc. and its subsidiaries for the predecessor period, unless otherwise indicated.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

RLJ ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
March 31, 2013 and December 31, 2012

ASSETS

	Successor
(In thousands)	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$2,353	$4,739
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts totaling $5,336 as of March 31, 2013 and $11,435 as of December 31, 2012	31,442	24,611
Inventories, net	21,742	23,029
Investment in film and television programs	86,988	89,797
Property, equipment and improvements, net	1,341	1,800
Equity investment in ACL	22,691	25,449
Other intangible assets	22,643	23,883
Goodwill	47,382	47,382
Prepaid expenses and other assets	2,067	1,938
Total assets	$238,649	$242,628

See accompanying notes to consolidated financial statements.

Index

RLJ ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(unaudited)
March 31, 2013 and December 31, 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

	Successor
(In thousands, except share data)	March 31, 2013	December 31, 2012

Accounts payable and accrued liabilities	$24,752	$30,590
Accrued royalties and distribution fees	33,097	32,658
Deferred revenue	4,535	4,339
Revolving credit facility	14,151	7,551
Senior term notes, less debt discount	50,488	51,225
Subordinated notes payable and other debt	23,277	23,547
Deferred tax liability	350	350
Stock warrant liability	4,120	4,324
Total liabilities	154,770	154,584
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 250 million shares authorized, 13,377,546 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	13	13
Additional paid-in capital	86,207	86,133
Retained earnings (deficit)	(1,815)	1,743
Accumulated other comprehensive gain (loss)	(526)	155
Net stockholders' equity	83,879	88,044
Total liabilities and stockholders’ equity	$238,649	$242,628

See accompanying notes to consolidated financial statements.

Index

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Successor	Predecessor
(In thousands, except per share data)	2013	2012
NET REVENUES	$40,306	$19,585
COST OF SALES	27,736	10,065
Gross profit	12,570	9,520
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	6,047	3,563
General and administrative expenses	7,101	3,314
Transaction costs	—	1,664
Total selling, general and administrative expenses	13,148	8,541
INCOME (LOSS) FROM OPERATIONS	(578)	979
OTHER INCOME (EXPENSE):
Interest in ACL’s net income	649	24
Interest expense, net	(2,126)	(157)
Other income (expense)	(1,077)	183
Total other income (expense)	(2,554)	50
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,132)	1,029
PROVISION FOR INCOME TAXES	426	187
NET INCOME (LOSS)	(3,558)	842
Less net income attributable to non-controlling interests	—	(91)
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(3,558)	$751
NET INCOME (LOSS) PER COMMON SHARE:
UNRESTRICTED COMMON STOCK:
Basic	$(0.27)	$0.73
Diluted	$(0.27)	$0.73
RESTRICTED COMMON STOCK:
Basic	$(0.27)	$—
Diluted	$(0.27)	$—

See accompanying notes to consolidated financial statements.

Index

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Successor	Predecessor
(In thousands)	2013	2012
NET INCOME (LOSS):
Net income (loss)	$(3,558)	$842
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(681)	201
TOTAL COMPRENSIVE INCOME (LOSS)	(4,239)	1,043
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS:
Share of net income	—	(91)
Share of foreign currency translation loss	—	2
Comprehensive income attributable to noncontrolling interest	—	(89)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,239)	$954

See accompanying notes to consolidated financial statements.

Index

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Successor	Predecessor
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,558)	$842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest in ACL net income	(649)	(24)
Amortization of film and television programs	7,179	766
Depreciation and other amortization	140	108
Noncash interest expense	584	—
Amortization of intangible assets	1,287	23
Provision for doubtful accounts	16	308
Provision for lower of cost or market inventory	264	—
Noncash foreign currency exchange loss (gain)	1,361	(164)
Accelerated amortization and fair value write-down of advance royalty and distribution fees	608	430
Change in fair values of stock warrant liability	(204)	—
Stock-based compensation expense	74	91
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(7,155)	5,409
Inventories	955	489
Investment in film and television programs	(6,016)	417
Prepaid expenses and other assets	(206)	(482)
Accounts payable, accrued royalties, fees and liabilities	(4,743)	(6,749)
Deferred revenue	196	—
Net cash provided by (used in) operating activities	(9,867)	1,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)	(234)
Acquisition of ACL	—	(21,871)
Dividends received from ACL	1,811	1,006
Net cash provided by (used in) investing activities	$1,788	$(21,099)

See accompanying notes to consolidated financial statements.

Index

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Successor	Predecessor
(In thousands)	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$8,100	$1,732
Repayments of borrowings under revolving credit facility	(1,500)	—
Proceeds from debt	—	18,000
Repayment of debt	(1,000)	(796)
Proceeds from issuance of subordinated notes payable and other debt	191	2,700
Dividends paid to noncontrolling interest	—	(265)
Net cash provided by financing activities	5,791	21,371

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(98)	(113)
NET INCREASE (DECREASE) IN CASH:	(2,386)	1,623
Cash at beginning of period	4,739	1,625
Cash at end of period	$2,353	$3,248
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,332	$124
Income taxes	$218	$233

See accompanying notes to consolidated financial statements.

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We engage in motion picture and television programming distribution, urban programming distribution, select British drama co-production, broadcast and digital distribution, new channel platforms and international distribution and sales. We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as our fitness offerings; (2) wholesale distribution through retail partners covering brick-and-mortar establishments, digital, broadcast and cable partners; and (3) a direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

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

Acorn Media Group, Inc. (or Predecessor).  Acorn Media was formed as a corporation in the District of Columbia in 1984, and elected in 1989 to be treated as an S corporation.  Acorn Media is a marketer and distributor of niche content, through physical, digital and broadcast platforms, and complementary products, selling through both third party (wholesale) and proprietary direct-to-consumer channels.  Acorn Media acquires exclusive home video and digital rights from third parties, usually for a period of seven years, for a diverse array of British television and other specialty programming.  Acorn Media also creates additional content and value-added features for its DVD programming, such as interactive menus, audio commentaries, packaging and marketing materials.  Acorn Media results include its subsidiaries Acorn UK, Acorn Australia and APL and its subsidiaries.  In February 2012, Acorn Media acquired a 64% ownership in ACL.

Business Combination.  On October 3, 2012, the Business Combination of RLJA, RLJE, Image and Acorn Media was completed.

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For financial reporting purposes, RLJE is the acquirer of Image and Acorn Media.  Acorn Media was determined to be the Predecessor based primarily on its significantly higher purchase price relative to Image.  The Business Combination was accounted for in accordance with accounting principles generally accepted in the United States (“US GAAP”) and accordingly, the assets and liabilities were recorded using fair value at October 3, 2012.  The financial statements for the quarters ended March 31, 2013 and 2012 are not comparable as a result of the acquisition accounting.  The financial statements for the quarters ended March 31, 2013 and 2012 are presented for two periods, the period prior to the Business Combination (“Predecessor”) and the period subsequent to the Business Combination (“Successor”).

Prior to the closing of the Business Combination on October 3, 2012, RLJE had no meaningful operating activities.  The “Predecessor” period (pre-October 3, 2012) includes the activities of Acorn Media and (2) the “Successor” period (post-October 3, 2012) includes the activities of RLJE, Image and Acorn Media.  All information as of and for the quarter ended March 31, 2012 solely relate to Acorn Media.

The balance sheet as of December 31, 2012 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.   Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business and other factors, including our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on April 10, 2013.  Note 2 of our audited consolidated financial statements included in our Annual Report on Form 10-K contains a summary of our significant accounting policies.

Principles of Consolidation.  The operations of ACL are entirely managed by RLJE, subject to oversight by ACL’s Board of Directors.  The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors over the majority shareholders.  We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements beginning from when Acorn Media acquired its 64% ownership interest in ACL (February 29, 2012).

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL. Investment in ACL is carried as a separate asset on the Condensed Consolidated Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings of ACL are included in “Other income (expense)” on the Consolidated Statements of Operations. All intercompany transactions and balances have been eliminated.

Reclassifications.  Some 2012 balances have been reclassified to conform to the 2013 presentation.

Note 2.	Segment Information.

In accordance with the requirements of ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Intellectual Property (or IP) Licensing, Wholesale Distribution, and Direct-to-Consumer, are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (content) owned or created that is licensed for distribution worldwide.  The IP Licensing segment includes our investment in ACL.  Our Wholesale Distribution segment consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), video-on-demand (or VOD), streaming video, downloading and sublicensing.  Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channel.

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and loss before income taxes.  Interest income and expense is evaluated on a consolidated basis and is not allocated to our reportable segments.

For the Quarter Ended March 31, 2013:

	Successor
	March 31, 2013
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Total
Net revenues	$7,613	$23,834	$8,859	$40,306
Operating costs and expenses	(6,482)	(24,978)	(9,424)	(40,884)
Share in ACL earnings	649	—	—	649
Segment contribution	$1,780	$(1,144)	$(565)	71
Transaction costs				—
Interest income (expense), net				(2,126)
Other income (expenses)				(1,077)
Income before provision for income taxes				$(3,132)

For the Quarter Ended March 31, 2012:

	Predecessor
	March 31, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Total
Net revenues	$—	$11,722	$7,863	$19,585
Operating costs and expenses	—	(9,409)	(7,533)	(16,942)
Share in ACL earnings	24	—	—	24
Segment contribution	$24	$2,313	$330	2,667
Transaction costs				(1,664)
Interest income (expense), net				(157)
Other income (expenses)				183
Income before provision for income taxes				$1,029

Total assets by segment are as follows:

	Successor
	As of March 31, 2013
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Total
Accounts receivable and inventories	$9,232	$40,164	$3,788	$53,184
Investment in film and television programs	3,239	82,659	1,090	86,988
Goodwill	—	37,966	9,416	47,382
Investment in subsidiaries	22,691	—	—	22,691
Other intangible assets	—	1,585	9,928	11,513
	$35,162	$162,374	$24,222	221,758
Other unallocated assets (primarily cash; prepaid expenses; property, equipment and improvements; and certain other intangibles)				16,891
Total assets				$238,649

	Successor
	As of December 31, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Total
Accounts receivable and inventories	$—	$44,110	$3,530	$47,640
Investment in film and television programs	9,287	79,387	1,123	89,797
Goodwill	—	37,966	9,416	47,382
Investment in subsidiaries	25,449	—	—	25,449
Other intangible assets	—	1,652	10,828	12,480
	$34,736	$163,115	$24,897	222,748
Other unallocated assets (primarily cash; prepaid expenses; property, equipment and improvements; and certain other intangibles)				19,880
Total assets				$242,628

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Business Combination.

On October 3, 2012, pursuant to (1) an agreement and plan of merger and (2) a preferred stock purchase agreement, as amended, RLJE acquired all of the outstanding common and preferred stock of Image.  RLJE’s acquisition of Image is referred to as the “Image Merger.”  Concurrently with the Image Merger, and pursuant to a stock purchase agreement, as amended, RLJE acquired all of the outstanding common stock of Acorn Media.  RLJE’s acquisition of Acorn Media is referred to as the “Acorn Merger.”

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

The following unaudited pro forma financial information reflects the operating results of RLJE as if Image and Acorn Media were acquired as of January 1, 2012.  The unaudited pro forma financial information does not include adjustments for transaction costs incurred and other one-time expenses, nor does it include adjustments for synergies. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of RLJE’s future operating results.

(in thousands, except per share data)	Three months ended March 31, 2012
Net revenues	$41,446
Net income (loss)	$(2,115)
Net income (loss) per share:
Unrestricted common stock – basic and diluted	$(0.16)
Restricted common stock – basic and diluted	$(0.16)
Weighted average common shares outstanding:
Unrestricted common stock – basic and diluted	13,340
Restricted common stock – basic and diluted	38

Note 4.	Agatha Christie Limited.

In February 2012, the Predecessor acquired a 64% interest in ACL for total purchase consideration of £13.7 million or approximately $21.9 million excluding direct transaction costs.   The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including more than 80 novels and short story collections, 19 plays, and a film library of nearly 40 made-for-television films.  The acquisition was funded by a combination of cash on hand, a three-year, $18 million term loan from a bank and $2.7 million in subordinated debt from certain Acorn Media stockholders, which were all paid off at the closing of the Business Combination.

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

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have continued to account for ACL using the equity method of accounting.

The following summarized financial information is derived from unaudited financial statements of ACL for the three months ended March 31, 2013 and for the period from February 29, 2012 through March 31, 2012.

	Successor	Predecessor
(In thousands)	2013	2012
Revenues	$8,520	$411
Film cost amortization	(6,116)	—
General, administrative and other expenses	(700)	(286)
Income from operations	1,704	125
Net Income	$1,228	$95

Amounts have been translated from British Pound to US Dollar using the average exchange rate for the periods presented.  The above operating results of ACL do not include basis difference amortization.

Note 5.	Inventories.

Inventories at March 31, 2013 and December 31, 2012 are summarized as follows:

	Successor
(In thousands)	March 31, 2013	December 31, 2012
Packaged discs	$16,620	$17,248
Packaging materials	1,756	2,144
Other merchandise	3,366	3,637
	$21,742	$23,029

Other merchandise consists of third-party products, primarily gifts, jewelry, and home accents.

Note 6.	Investment in Film and Television Programs.

Investment in film and television programs as of March 31, 2013 and December 31, 2012 are as follows:

	Successor
(In thousands)	March 31, 2013	December 31, 2012
Acquired Distribution Rights and Produced Content:
Royalty and distribution fee advances	$76,980	$75,467
Acquired programming rights	1,650	1,654
Original production costs	5,190	9,287
Production Development Costs	3,168	3,389
	$86,988	$89,797

As of March 31, 2013 and December 31, 2012, our investment in film and television programs is further summarized as follows:

	Successor
(In thousands)	March 31, 2013		December 31, 2012
	Acquired and Produced Content	Production Development Costs	Acquired and Produced Content	Production Development Costs

Released, net of accumulated amortization	$74,235	$2,880	$71,157	$3,130
Completed and not released	9,469	272	6,145	253
In production	116	16	9,106	6
	$83,820	$3,168	$86,408	$3,389

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Debt.

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

The Credit Facility includes a five-year $15 million revolving credit facility.  Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of March 31, 2013, we had borrowings outstanding of approximately $14.2 million under the revolving facility.   In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn.  As of March 31, 2013, we had approximately $798,000 available to us for future borrowings.

Senior term notes, which exclude subordinated notes payable and other debt, at March 31, 2013 consist of the following:

(In thousands)	March 31, 2013
Term Loan - A	$23,750
Term Loan - B	14,250
Term Loan - C	15,181
Principal balance outstanding	53,181
Less: debt discount	(2,693)
$50,488

Our senior term loans have final maturities ranging from five to five and one-half years from issuance, bear interest at rates that range from prime rate plus 5.0% to 6.25% or LIBOR plus 6.0% to 7.25%, payable quarterly.  The C term loan bears additional interest at a rate of 3% per annum paid in kind at maturity.  On December 10, 2012, RLJE entered into a forward starting interest rate swap agreement that effectively caps the LIBOR rate of interest at 1.25%. The interest rate swap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  We paid a one-time fixed fee of $22,750 for this rate cap agreement.  The fair value of this interest rate swap agreement is insignificant.

Future minimum principal payments under the above senior term notes as of March 31, 2013 are as follows:

(In thousands)
2013	$3,000
2014	4,000
2015	4,000
2016	4,000
2017	15,875
Thereafter	22,306
$53,181

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

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures.  The Credit Facility also requires us to comply with minimum financial and operating covenants.

The Credit Facility provides for certain loan covenants, as defined in the agreement, including financial covenants to be measured at the end of each quarter, which at March 31, 2013 provided for a senior leverage ratio of not greater than 2.50 to 1.00, a total leverage ratio of not greater than 3.25 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00.  The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against a cash EBITDA base.  Cash EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations. At March 31, 2013, we were in compliance with all covenants.

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

On July 3, 2012 Foyle’s War 8 Productions Ltd, a wholly-owned subsidiary of APL, entered into a cash advance facility (the “Facility”) with U.K. based Coutts and Co. for purposes of producing three ninety minute television programs entitled “Foyle’s War 8”. The facility was capped at approximately $8.5 million, based on exchange rates as of March 31, 2013, carries an interest rate of LIBOR plus 2.25% (interest paid quarterly) with the principal to be repaid on or before July 1, 2013. The facility is fully secured by executed license agreements for the shows being produced that are in place with ITV Networks and ITV Broadcasting and, to a lesser extent, WGBH Educational Foundation and Acorn Media. As of March 31, 2013, the outstanding balance on the facility was approximately $8.5 million. “Foyle’s War 8” began airing on ITV during March 2013.

Predecessor

The Predecessor had a revolving line of credit which provided for borrowings of up to $10 million at the prevailing one-month LIBOR rate plus 1.90% (4.0% as of March 31, 2012). At March 31, 2012, the Predecessor had approximately $2.5 million outstanding on the line of credit. The line of credit required the Predecessor to comply with certain financial covenants and was collateralized by the assets of Acorn Media. Total interest expense recognized on the line of credit for the quarter ended March 31, 2012 was $88,000, including changes in the estimated fair value of the interest rate swap agreements.  In February 2012, in connection with the closing of the acquisition of ACL, the Predecessor renegotiated and closed on a new borrowing facility with its existing bank. The new facility provided for borrowings of $28 million, which consisted of an $18 million term loan (the “Term Loan”) and a $10 million revolving line of credit (the “Line of Credit”), which replaced the previous line of credit. For outstanding borrowings on the Term Loan and the Line of Credit, the Predecessor could choose an interest rate equal to LIBOR or a fixed rate equal to the bank’s prime rate plus a margin based upon the Predecessor’s then leverage ratio.  Interest on outstanding borrowings was due monthly on the Line of Credit, and all amounts outstanding on the Line of Credit, including unpaid interest were due upon maturity of February 28, 2015. Principal only payments were due quarterly over the three year term of the Term Loan and all remaining unpaid principal and all accrued interest were due upon maturity, February 28, 2015.  The Line of Credit was fully repaid in connection with the Image and Acorn Media Mergers.

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

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Stock Warrants.

As of March 31, 2013, RLJE had the following warrants outstanding:

(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	4.5 years

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

The fair value of the warrants as of March 31, 2013 was $4.1 million.  The valuation of the registered warrants is a Level 1 measurement as the warrants are traded on the over-the-counter market.  Because RLJE has agreed not to exercise its redemption right pertaining to the Sponsor warrants and because the unregistered warrants have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The decrease in the fair value of the warrants at March 31, 2013 of $204,000 was included as a component of other income.

Note 9.	Fair Value Measurements.

Successor

The following table represents RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013.

(In thousands)	Level 1	Level 2	Level 3	Total

Warrant liability – March 31, 2013	$(2,630)	$—	$(1,490)	$(4,120)

The following table includes a rollforward of amounts for the period ended March 31, 2013 for liabilities classified within Level 1 and Level 3.

(In thousands)	Level 1	Level 2	Level 3	Total

Warrant liability – December 31, 2012	$(2,755)	$—	$(1,569)	$(4,324)
Change in fair value of warrant liability	125	—	79	204
Warrant liability – March 31, 2013	$(2,630)	$—	$(1,490)	$(4,120)

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the condensed consolidated balance sheet.

When events and circumstances indicate that an investment in a film and television program is impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement information of assets and liabilities at March 31, 2013 is classified in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total	Loss

Investment in film and television	$—	$—	$1,221	$1,221	$608

During the period ended March 31, 2013, royalty and distribution fee advances with a carrying amount of $1,829,000 were written down to their fair value.  In determining the fair value of our acquired and produced content, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Predecessor

The following table represents Predecessor’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of and for the period ended March 31, 2012.

(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate derivative – December 31, 2011	$—	$(36)	$—	$(36)
Change in fair value of interest rate derivative		(4)		(4)
Interest rate derivative – March 31, 2012	$—	$(40)	$—	$(40)

During the period ended March 31, 2012, royalty and distribution fee advances with a carrying amount of $698,000were written down to their fair value.  Our nonrecurring fair value measurement information of assets and liabilities at October 2, 2012 is classified in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total	Loss

Investment in film and television	$—	$—	$268	$268	$430

Note 10.	Net Income (Loss) per Common Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share for the three months ended March 31, 2013 (successor) and March 31, 2012 (predecessor):

	Successor	Predecessor
(In thousands, except per share data)	2013	2012
Numerator – basic and diluted:
Net income (loss)	$(3,558)	$842
Less net income attributable to non-controlling interest	—	(91)
Net income (loss) applicable to common shareholders	(3,558)	751
Less net loss applicable to restricted common shareholders	10	—
Net income (loss) applicable to unrestricted common shareholders	$(3,548)	$751
Unrestricted common shareholders - net income (loss) per share:
Net income (loss) – numerator	$(3,548)	$751
Weighted-average common shares outstanding – basic denominator	13,340	1,023
Effect of dilutive securities	—	8
Weighted-average common shares outstanding – diluted denominator	13,340	1,031
Net income (loss) per common share – unrestricted:
Basic	$(0.27)	$0.73
Diluted	$(0.27)	$0.73
Restricted common shareholders – net loss per share:
Net loss – numerator	$(10)	$—
Weighted-average common shares outstanding – basic and diluted denominator	38	—
Net loss per common share – restricted:
Basic and diluted	$(0.27)	$—

Index

RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the successor period, outstanding warrants to acquire 21,041,667 shares of common stock are not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

For the predecessor period, outstanding options to acquire 22,380 shares of common stock of Acorn Media are not included in the computation of diluted net income per share as their effect would be anti-dilutive.

Note 11.	Commitments and Contingencies.

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, the opinion of management is, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.

Note 12.	Related Party Transactions.

All of ACL’s staff are employed by APL.  ACL was charged overhead and personnel costs for the periods ended March 31, 2013 (successor) of approximately $450,000.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to APL of $1,811,000 and $1,006,000 during the periods ended March 31, 2013 (successor) and March 31, 2012 (predecessor), respectively.  Dividends received were recorded as a reduction to the  ACL investment account.

On February 29, 2012, certain shareholders of the Predecessor lent $2.7 million to the Predecessor in connection with the purchase of a 64% ownership interest in ACL (see “Note 7. Debt” above for further discussion).

We recognized foreign currency gains and losses as a component of other income (expense) on amounts Acorn Media lent to APL as APL will repay the amounts lent based on its available cash.  During the three months ended March 31, 2013 and 2012, we recognized a loss of $1.4 million and a gain of $164,000, respectively.

Note 13.	Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

John W. Hyde, the Company’s President, Global and Strategic Development and member of the Board of Directors, resigned from his position effective April 23, 2013.

Additionally, we reduced our headcount by another 13 employees during April 2013.  As a result, we incurred a severance obligation of approximately $581,000, which will generally be paid during 2013.  The severance obligation will be recognized during the second quarter of 2013.

As of May 14, 2013, we have repaid approximately $8.0 million of debt borrowed under the Facility pertaining to the production of season 8 of Foyle’s War.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K.

Overview

RLJ Entertainment, Inc. (or RLJE) is a leading global entertainment company with a strong presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012 as a wholly-owned subsidiary of RLJ Acquisition, Inc. (or RLJA), a special purpose acquisition company.  On October 3, 2012, the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media) was completed, which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or Acorn Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJ Entertainment, Inc. and its subsidiaries for periods following the Business Combination and Acorn Media Group, Inc. and its subsidiaries for periods prior to the Business Combination, unless otherwise noted.

We engage in motion picture and television programming distribution, urban programming distribution, select British drama co-production, broadcast and digital distribution, new channel platforms and international distribution and sales.  Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as our our fitness offerings; (2) wholesale distribution through retail partners covering brick and mortar establishments, digital, broadcast and cable partners; and (3) a strong direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages our British drama co-productions, including the intellectual property rights owned by ACL and all revenues associated with those rights.  ACL is home to some of the greatest works of mystery fiction, including Murder on the Orient Express, Death on the Nile and also includes other stories featuring the iconic sleuths Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections and 19 plays.

RLJE’s wholesale business is distributed through major retailers in the United States, Canada, United Kingdom and Australia, including, among others, Amazon, Walmart, Target, Costco, Barnes & Noble, Netflix, BET, Showtime, DirectTV, Roku and Hulu.  RLJE has a catalog of owned and long-term licensed products in excess of 5,300 titles, segmented into genre-based program lines such as Acorn (British drama/mystery), Agatha Christie (British mysteries based upon Agatha Christie’s written works), Image (independent feature films, stand-up comedy), One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).

Index

The direct-to-consumer segment is further enhanced by the continued roll-out of digital channels, such as subscription-based Acorn TV and planned near-term subscription extensions within the U.S. urban and faith/lifestyle markets.  These premiere enhanced digital channels engage distinct audiences with unique programming that appeals to their individual interests.

Results of Operations

Our unaudited consolidated financial information for the three months ended March 31, 2013, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on April 10, 2013.

The financial results for the first quarter ended March 31, 2013 reflect the operating activities of RLJE and its subsidiaries (referred to as the “successor” period).  The results for the first quarter ended March 31, 2012 reflect the operations of Acorn Media and its subsidiaries (referred to as the “predecessor” period).  Results for the 2012 predecessor period are not indicative of, or comparable to, results for the 2013 successor period.  A proforma presentation of 2012 first quarter results is provided in “Item 1. Financial Statements and Supplementary Data – Note 3. Business Combination.”

Net Revenues

Net revenues for the successor period were $40.3 million, an increase of $20.7 million, or 106%, as compared to the predecessor period was primarily due to Image Entertainment activities ($13.8 million) and the release of Foyle’s War 8 by RLJE ($7.6 million).

Gross Profit

Gross profit for the successor period was $12.6 million, an increase of $3.1 million, or 32%, as compared to the predecessor period.  The increase in margin was a direct result of the higher revenues offset, in part, by high amortization of film library costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the successor period were $13.1 million, an increase of $4.6 million, or 54%, as compared to the predecessor period.  The increase in costs was primarily related to the inclusion of Image infrastructure costs included in the current year results and higher severance costs offset, in part, by high transaction costs in 2012.

Interest Expense

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012	% Change
	(Successor)	(Predecessor)
Noncash interest expense	$584	$—	100
Interest expense, net of interest income	1,542	157	882
Interest expense, net	$2,126	$157	1254

As a percentage of net revenues	5.3%	1.0%	4.3%

Interest expense, net, for the successor period was $2.1 million as compared $0.2 million for the predecessor period primarily due to interest costs associated with the financing of the Business Combination.

Other Income (Expenses)

Total other income (expenses) for the successor period of $1,077,000 was unfavorable compared to the $183,000 of income in the predecessor period primarily due to currency exchange losses related to an dollar-denominated intercompany payable related to the acquisition of 64% of Agatha Christie Limited.

Index

Income Taxes

We recorded income tax expense of approximately $426,000 for the quarter ended March 31, 2013 (successor), compared to $187,000 for the quarter ended March 31, 2012 (predecessor).  For the periods presented, we used an estimated effective tax rate of approximately 24% applied to our U.K. sourced pre-tax income.  We are also providing a tax provision of $100,000 for each quarter during 2013 related to our U.S. operations.

Subsequent Events

John W. Hyde, the Company’s President, Global and Strategic Development and member of the Board of Directors, resigned from his position effective April 23, 2013.

Liquidity and Capital Resources

At March 31, 2013, the Company’s Cash and cash equivalents was approximately $2.4 million and unused amounts under the revolving credit facility was $798,000.  As of December 31, 2012, the Predecessor’s Cash and cash equivalents was approximately $4.7 million and $7.4 million was available under the Predecessor’s revolving credit facility.  During the quarter ended March 31, 2013, liquidity deteriorated for the following reasons:

•	The business is seasonal and the quarter ended March 31st is historically the lowest in terms of revenues and operating profits;

•
Accounts receivable increased by approximately $7.2 million due to the release of Season 8 of Foyle’s War and the timing of collections from Sony.  These receivables were collected as of May 14, 2013; and

•	There was an increase in investments in film and television programs of approximately $6.0 million and the Company paid down accounts payable and accrued liabilities of approximately $4.7 million

The cash used in operating activities during the first quarter of 2013 was provided by our cash reserves as of December 31, 2012 and cash provided by investing activities and financing activities.  During the first quarter of 2013, significant factors affecting cash used in investing and financing activities were:

•	dividends received from ACL ($1.8 million);

•	net borrowing under our revolving credit facility ($6.6 million);

•	repayment of long-term debt ($1.0 million).

As of May 14, 2013, our investment in accounts receivable has decreased and the cash provided has been used to repay approximately $8.0 million of debt related to the Foyle’s War facility.

Capital Resources

Cash.  As of March 31, 2013, we had cash of $2.4 million, as compared to $4.7 million as of December 31, 2012.

Borrowing Availability.  At March 31, 2013, our borrowing availability was $798,000.

Revolving Credit Facility.  On October 3, 2012, we entered into a Credit Agreement (the Credit Facility) with certain lenders, SunTrust, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Bookrunner.  The Credit Facility includes a five-year $15.0 million revolving credit facility and three tranches of term loans totaling $55.0 million with final maturities ranging from five to five and one-half years, at interest rates ranging from prime rate plus 5% to 6.25% or LIBOR plus 6% to 7.25%, plus an additional 3% per annum paid in kind on the last $15.0 million of the facilities. The obligations under the Credit Facility are secured by a lien on substantially all of our assets, pursuant to the Pledge and Security Agreement, dated as of October 3, 2012.

Index

We were in compliance with all financial and operating covenants under the Credit Facility at March 31, 2013.  These covenants are measured at various times through-out the year, and while we believe we will be in compliance with all financial and operating covenants at those dates, there can be no assurance that we will continue to be in compliance.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on April 10, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. “Disclosure controls and procedures” refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes occurred to our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this Quarterly Report.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on April 10, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of March 31, 2013, there have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

10.1†*	Separation Agreement, dated as of February 22, 2013, by and between Ted Green, Image Entertainment, Inc. and RLJ Entertainment, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	May 15, 2013	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2013	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

10.1†*	Separation Agreement, dated as of February 22, 2013, by and between Ted Green, Image Entertainment, Inc. and RLJ Entertainment, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.