Form 10-Q
period 2013-06-30
RLJ ENTERTAINMENT, INC.
filed 2013-08-05
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  205491

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on July 25, 2013:  13,579,135

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (or Quarterly Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

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

RLJ ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
June 30, 2013 and December 31, 2012

ASSETS	Successor
(In thousands, except share data)	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$3,693	$4,739
Accounts receivable, net	19,395	20,484
Inventories, net	15,165	23,029
Investment in content, net	26,507	30,981
Prepaid expenses and other assets	1,759	1,938
Total current assets	66,519	81,171
Noncurrent portion of accounts receivable	3,361	4,127
Noncurrent portion of investment in content	55,112	58,816
Property, equipment and improvements, net	1,448	1,800
Equity investment in ACL	21,470	25,449
Other intangible assets	21,334	23,883
Goodwill	47,382	47,382
Total assets	$216,626	$242,628
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$28,151	$30,590
Accrued royalties and distribution fees	34,091	32,658
Deferred revenue	3,787	4,339
Current portion of long term debt	11,449	4,000
Total current liabilities	77,478	71,587
Long-term portion of debt, less debt discount	68,158	78,323
Deferred tax liability	350	350
Stock warrant liability	3,522	4,324
Total liabilities	149,508	154,584
Stockholders' equity:
Common stock, $0.001 par value, 250 million shares authorized, 13,430,177 and 13,377,546 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13	13
Additional paid-in capital	86,284	86,133
Retained earnings (deficit)	(18,759)	1,743
Accumulated other comprehensive gain (loss)	(420)	155
Net stockholders' equity	67,118	88,044
Total liabilities and stockholders’ equity	$216,626	$242,628

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

	Successor		Predecessor
(In thousands, except per share data)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Revenue	$34,286	$74,592	$17,294	$36,879
Cost of sales	36,144	63,880	9,419	19,484
Gross profit (loss)	(1,858)	10,712	7,875	17,395

Selling expenses	5,602	11,649	3,112	6,675
General and administrative expenses	6,592	12,267	4,805	9,652
Depreciation and amortization	1,494	2,920	130	261
Total selling, general and administrative expenses	13,688	26,836	8,047	16,588
INCOME (LOSS) FROM OPERATIONS	(15,546)	(16,124)	(172)	807

Equity earnings of affiliates	911	1,560	497	521
Interest expense, net	(1,882)	(4,008)	(420)	(577)
Other income (expense)	158	(919)	(566)	(383)
Total other income (expense)	(813)	(3,367)	(489)	(439)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(16,359)	(19,491)	(661)	368
Provision (benefit) for income taxes	585	1,011	(107)	80
NET INCOME (LOSS)	(16,944)	(20,502)	(554)	288
Less net income (loss) attributable to noncontrolling interests	—	—	(35)	56
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(16,944)	$(20,502)	$(519)	$232
Net income (loss) per common share:

Unrestricted common stock:
Basic	$(1.27)	$(1.53)	$(0.51)	$0.23
Diluted	$(1.27)	$(1.53)	$(0.51)	$0.23
Restricted common stock:
Basic	$(1.27)	$(1.53)	$—	$—
Diluted	$(1.27)	$(1.53)	$—	$—

Unrestricted weighted average shares outstanding:
Basic	13,340	13,340	1,023	1,023
Diluted	13,340	13,340	1,023	1,031
Restricted weighted average shares outstanding:
Basic and diluted	49	43	—	—

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

	Successor		Predecessor
(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

NET INCOME (LOSS):
Net income (loss)	$(16,944)	$(20,502)	$(554)	$288
Other comprehensive income (loss):
Foreign currency translation gain (loss)	106	(575)	(57)	144
Total comprehensive income (loss)	(16,838)	(21,077)	(611)	432
Less: comprehensive income (loss) attributable to noncontrolling interests:
Share of net income (loss)	—	—	(35)	56
Share of foreign currency translation loss	—	—	(3)	(5)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(38)	51
Comprehensive income (loss) attributable to common shareholders	$(16,838)	$(21,077)	$(573)	$381

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Six Months Ended June 30, 2013 (Successor)
	Common Stock					Accumulated
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Stockholder Notes Receivable	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2013	13,378	$13	$86,133	$—	$1,743	$155	$—	$—	$88,044
Issuance of restricted common stock for services	52	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	151	—	—	—	—	—	151
Foreign Currency Translation	—	—	—	—	—	(575)	—	—	(575)
Net loss	—	—	—	—	(20,502)	—	—	—	(20,502)
Balance at June 30, 2013	13,430	$13	$86,284	$—	$(18,759)	$(420)	$—	$—	$67,118

For the Six Months Ended June 30, 2012 (Predecessor)
	Common Stock					Accumulated
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Stockholder Notes Receivable	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2012	1,023	$10	$4,451	$(684)	$26,295	$(421)	$(583)	$759	$29,827
Stock-based compensation	—	—	231	—	—	—	—	—	231
Net income	—	—	—	—	232	—	—	56	288
Foreign Currency Translation	—	—	—	—	—	149	—	(5)	144
Stockholders’ Distributions	—	—	—	—	(3,737)	—	—	(265)	(4,002)
Balance at June 30, 2012	1,023	$10	$4,682	$(684)	$22,790	$(272)	$(583)	$545	$26,488

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Six Months Ended June 30, 2013 and 2012

	Successor	Predecessor
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,502)	$288
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity earnings in affiliates	(1,560)	(521)
Amortization of content, including impairments	36,588	8,149
Depreciation and amortization	370	221
Amortization of intangible assets	2,550	40
Foreign currency exchange loss	1,774	376
Fair value of stock warrant liability	(802)	—
Noncash interest expense	584	—
Stock-based compensation expense	151	231
Changes in assets and liabilities associated with operating activities:
Accounts receivable, net	1,669	4,365
Inventories, net	7,793	592
Investment in content, net	(27,930)	(8,802)
Prepaid expenses and other assets	183	(626)
Accounts payable and accrued liabilities	(1,946)	(4,828)
Deferred revenue	(552)	—
Net cash used in operating activities	(1,630)	(515)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28)	(402)
Acquisition of ACL	—	(21,871)
Dividends received from ACL	4,005	1,105
Net cash provided by (used in) investing activities	$3,977	$(21,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$10,398	$5,901
Repayments of borrowings under revolving credit facility	(3,000)	—
Proceeds from debt	191	20,700
Repayment of debt	(10,452)	(1,334)
Distributions to stockholders	—	(4,002)
Net cash provided by (used in) financing activities	(2,863)	21,265
Effect of exchange rate changes on cash	(530)	(219)
NET DECREASE IN CASH:	(1,046)	(637)
Cash at beginning of period	4,739	1,625
Cash at end of period	$3,693	$988
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,608	$462
Income taxes	$253	$546

See accompanying notes to consolidated financial statements.

Index
Note 1.                  Basis of Presentation

RLJ Entertainment, Inc. (or Successor).  RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or Acorn Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted.

We acquire content and distribution rights in various categories, with particular focus on full-length motion pictures, urban programming, and British episodic mystery and drama.  We distribute this content across multiple platforms, including broadcast/cable, existing digital distribution formats (download-to-own, rental, SVOD, FVOD), new digital channels platforms, DVD and Blu-ray retail and online, and international distribution and sales. We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as our fitness offerings; (2) wholesale distribution through retail partners covering brick-and-mortar establishments, digital, broadcast and cable partners; and (3) a direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages the intellectual property rights that we own and revenues associated with those rights and includes ACL, which owns a the vast majority of the Agatha Christie library that includes approximately 80 novels and short story collections and 19 plays and a film library of nearly 40 made-for-television films.

Our wholesale partners are broadcast, digital outlets and major retailers in the United States, Canada, United Kingdom and Australia, including Amazon, Walmart, Target, Costco, Barnes & Noble, iTunes, Netflix, BET, Showtime, DirectTV, and Hulu.  We have a catalog of owned and long-term licensed products in excess of 5,300 titles, segmented into genre-based program lines such as Acorn (British drama/mystery, including product provided by ACL), Image (independent feature films, stand-up comedy), One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).

Our direct-to-consumer segment includes the continued roll-out of our proprietary digital channels, such as the subscription-based Acorn TV platform.  We plan to extend our subscription platforms in the near-term within the United States (or US), with platforms focusing on the urban and faith/lifestyle markets.

Our principal executive offices are located in Silver Spring, Maryland, with additional US locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

Acorn Media Group, Inc. (or Predecessor).  Acorn Media was formed as a corporation in the District of Columbia in 1984 and elected in 1989 to be treated as an S corporation.  Acorn Media is a marketer and distributor of niche content, through physical, digital and broadcast platforms, and complementary products, selling through both third party (wholesale) and proprietary direct-to-consumer channels.  Acorn Media acquires exclusive home video, digital and broadcast rights from third parties, usually for a period of seven years, for a diverse array of British television and other specialty programming.  Acorn Media also creates additional content and value-added features for its content, such as interactive menus, audio commentaries, packaging and marketing materials.  Acorn Media results include its subsidiaries Acorn UK, Acorn Australia and APL and its subsidiaries.  In February 2012, Acorn Media acquired a 64% ownership in ACL.

Business Combination.  On October 3, 2012, the Business Combination of RLJE, Image and Acorn Media was completed.

Index
For financial reporting purposes, RLJE is the acquirer of Image and Acorn Media.  Acorn Media was determined to be the Predecessor based primarily on its significantly higher purchase price relative to Image.  The Business Combination was accounted for in accordance with accounting principles generally accepted in the United States (“US GAAP”) and accordingly, the assets and liabilities were recorded using fair value at October 3, 2012.  The financial statements for the three and six months ended June 30, 2013 and 2012 are not comparable as a result of the acquisition accounting.  The financial statements for the three and six months ended June 30, 2013 and 2012 are presented for two periods, the period prior to the Business Combination (“Predecessor”) and the period subsequent to the Business Combination (“Successor”).

Prior to the closing of the Business Combination on October 3, 2012, RLJE had no meaningful operating activities.  The “Predecessor” period (pre-October 3, 2012) includes the activities of Acorn Media.  The “Successor” period (post-October 3, 2012) includes the activities of RLJE, Image and Acorn Media.  All information as of and for the three and six months ended June 30, 2012 solely relate to Acorn Media.

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

Principles of Consolidation and Significant Accounting Policies.  The operations of ACL are entirely managed by RLJE, subject to oversight by ACL’s Board of Directors.  The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors over the majority shareholders.  We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements beginning from when Acorn Media acquired its 64% ownership interest in ACL (February 29, 2012).

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

We generate our revenue primarily from the exploitation of acquired or produced content rights through multiplatform distribution channels.  The content is monetized in DVD format to wholesale, licensed to broadcast and cable, video-on-demand, direct-to-consumer, catalogs, subscription streaming video and licensed to digital platforms like Amazon and Netflix.  Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserve, sales discounts and market development funds.

Reclassifications.  Some balances have been reclassified to conform to the current presentation.  We have changed our consolidated balance sheet presentation from an unclassified presentation to a classified presentation.  Current assets and liabilities are presented separately from long-term balances.

Index
Note 2.                  Segment Information

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

Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL.  Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and transaction costs incurred in connection with the acquisitions of Image, Acorn Media and ACL.  Interest expense and other income (expense) are evaluated on a consolidated basis and are not allocated to our reportable segments.

For the Three Months Ended June 30, 2013:

	Successor
	Three Months Ended June 30, 2013
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Corporate	Total
Revenue	$411	$26,890	$6,985	$—	$34,286
Operating costs and expenses	(1,475)	(39,450)	(7,634)	(1,273)	(49,832)
Share in ACL earnings	911	—	—	—	911
Segment contribution	$(153)	$(12,560)	$(649)	$(1,273)	$(14,635)

For the Six Months Ended June 30, 2013:

	Successor
	Six Months Ended June 30, 2013
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Corporate	Total
Revenue	$8,024	$50,724	$15,844	$—	$74,592
Operating costs and expenses	(7,958)	(63,572)	(17,058)	(2,128)	(90,716)
Share in ACL earnings	1,560	—	—	—	1,560
Segment contribution	$1,626	$(12,848)	$(1,214)	$(2,128)	$(14,564)

For the Three Months Ended June 30, 2012:

	Predecessor
	Three Months Ended June 30, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Corporate	Total
Revenue	$—	$10,833	$6,461	$—	$17,294
Operating costs and expenses	(161)	(8,518)	(7,184)	(1,603)	(17,466)
Share in ACL earnings	497	—	—	—	497
Segment contribution	$336	$2,315	$(723)	$(1,603)	$325

For the Six Months Ended June 30, 2012:

	Predecessor
	Six Months Ended June 30, 2012
(In thousands)	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Corporate	Total
Revenue	$—	$22,555	$14,324	$—	$36,879
Operating costs and expenses	(161)	(17,927)	(14,717)	(3,267)	(36,072)
Share in ACL earnings	521	—	—	—	521
Segment contribution	$360	$4,628	$(393)	$(3,267)	$1,328

Index
A reconciliation of total segment contribution to income (loss) before provision for income taxes is as follows:

	Successor		Predecessor
(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	February 29, 2012 to June 30, 2012

Total segment contribution	$(14,635)	$(14,564)	$325	$1,328
Interest expense	(1,882)	(4,008)	(420)	(577)
Other income (expenses)	158	(919)	(566)	(383)
Income (loss) before provision for income taxes	$(16,359)	$(19,491)	$(661)	$368

Total assets by segment are as follows:

	Successor
(In thousands)	June 30, 2013	December 31, 2012
IP Licensing	$23,812	$34,736
Wholesale Distribution	166,635	179,787
Direct-to-Consumer	22,470	24,897
Corporate	3,709	3,208
	$216,626	$242,628

Total assets for each segment primarily includes accounts receivable, inventory, investment in content and goodwill.  The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, prepaid assets and fixed assets used across all segments.

Note 3.                  Business Combination

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

Our allocation of the purchase consideration is preliminary because (1) the valuation of net assets acquired is not final, (2) the fair value of certain options to acquire future programming content has not been determined, (3) the fair value of our obligation under a registration rights agreement has not been determined, (4) the acquired deferred tax assets and liabilities are subject to adjustment upon the finalization of Image’s and Acorn Media’s final tax returns as of October 2, 2012, including the completion of our utilization study of acquired net operating loss carryforwards and (5) our allocation of goodwill to our reporting segments is preliminary as the segments’ enterprise values have not been finalized.  Once we finalize our valuations, we will adjust the amounts for which we initially recorded the acquired net assets and also goodwill.  We expect to finalize our valuations and tax returns by September 30, 2013.  These adjustments could be significant to the book value of intangible assets and related tax treatment.

Note 4.                  Equity Earnings in Affiliate

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

Index
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

The following summarized financial information is derived from unaudited financial statements of ACL for the Successor periods of three and six months ended June 30, 2013 and for the Predecessor periods of the three months ended June 30, 2012 and February 29, 2012 to June 30, 2012.

	Successor		Predecessor
(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	February 29, 2012 to June 30, 2012

Revenues	$8,476	$16,987	$2,238	$2,650
Film cost amortization	(5,510)	(11,526)	(496)	(496)
General, administrative and other expenses	(800)	(1,488)	(498)	(782)
Income from operations	2,166	3,973	1,244	1,372
Net income	$1,668	$2,897	$948	$1,045

Amounts have been translated from British Pound to US Dollar using the average exchange rate for the periods presented.  The above operating results of ACL do not include step-up basis amortization from the acquisition.

Note 5.                  Accounts Receivable

Accounts receivable are primarily derived from (1) the sale of physical content (DVDs) to wholesale distributors who ship to mass retail, (2) direct-to-consumer, e-commerce, catalog and download-to-own and (3) video content we license to broadcast, cable/satellite providers and digital subscription platforms like Acorn TV, Netflix and Amazon.  Our accounts receivable typically trends with retail seasonality.

	Successor
(In thousands)	June 30, 2013	December 31, 2012
IP Licensing	$301	$—
Wholesale Distribution	35,556	42,037
Direct-to-Consumer	100	3,032
Less advances from distributor	(6,500)	(9,023)
Accounts receivable before allowances and reserves	29,457	36,046
Less reserve for returns	(6,564)	(11,297)
Less allowance for doubtful accounts	(137)	(138)
Accounts receivable, net	$22,756	$24,611

Accounts receivable includes both the current and noncurrent portion of accounts receivable.  Wholesale distribution receivables are primarily billed and collected by our distribution partner.

As of June 30, 2013 and December 31, 2012, our distribution partner advanced us approximately $6.5 million and $9.0 million, respectively, against future collection of our receivables, which they manage on our behalf.  Because our distribution partner has the right to offset our obligation to repay these advances against the receivables that are collected for us, these advances are netted against our receivables.

Index
Note 6.                  Inventories

Inventories at June 30, 2013 and December 31, 2012 are summarized as follows:

	Successor
(In thousands)	June 30, 2013	December 31, 2012
Packaged discs	$9,553	$17,248
Packaging materials	2,719	2,144
Other merchandise	2,893	3,637
Inventories, net	$15,165	$23,029

Other merchandise consists of third-party products, primarily gifts, jewelry, and home accents.

During the three and six months ended June 30, 2013, we incurred charges of $4,772,000 and $4,961,000, respectively, associated with adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  During the three and six months ended June 30, 2012, we incurred similar charges of $143,000 and $292,000, respectively.  During the quarter ended June 30, 2013, we began discussions to early terminate a content distribution arrangement with a key supplier.  We reached an agreement effective July 23, 2013.  As a result of the early termination we incurred an additional inventory charge of $3,257,000 reflecting the shortened sell-off period of the remaining inventory on hand and at retail.

Note 7.                  Investment in Content

Investment in content as of June 30, 2013 and December 31, 2012 are as follows:

	Successor
	June 30, 2013		December 31, 2012
(In thousands)	Advances and Production Costs	Production Development Costs	Advances and Production Costs	Production Development Costs
Leased Content:
Released	$62,503	$3,038	$69,737	$2,907
Unreleased	9,261	1,924	5,730	217
Produced and Acquired Content:
Released	4,240	188	1,420	223
Completed, not released	239	160	415	36
In-production	52	14	9,106	6
Investment in content, net	$76,295	$5,324	$86,408	$3,389

Investment in content includes both the current and noncurrent portion of investment in content.

Unamortized content investments are charged to cost of sales as revenues are earned.  These unrecouped investments are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release, or for episodic television series a period not to exceed 10 years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later.

Investment in content is stated at the lower of amortized cost or estimated fair value. The valuation of investment in content is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. During the three and six months ended June 30, 2013 (Successor), there were impairment charges of $2,620,000 and $3,227,000, respectively.  As a result of the early termination with a key supplier during the quarter ended June 30, 2013, we incurred accelerated amortization and an impairment charge totaling $1.5 million reflecting the shortened content distribution arrangement.  During the three and six months ended June 30, 2012 (Predecessor), there were impairment charges of $430,000 and $860,000, respectively.  In determining the fair value of content (Note 10), we employ a discounted cash flows (or DCF) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular content.

Index
Note 8.                  Debt

Successor

Long term debt as of June 30, 2013 and December 31, 2012, consist of the following:

(In thousands)	June 30, 2013	December 31, 2012
Revolving credit facility	$14,949	$7,551

Senior term notes:
Term loan – A	22,821	24,375
Term loan – B	13,692	14,625
Term loan – C	15,338	15,089
Principal balance outstanding	51,851	54,089
Less: debt discount	(2,523)	(2,864)
Total senior term notes	49,328	51,225

Subordinated notes payable and other debt	15,330	23,547
Total long term debt, including current portion, less debt discount	$79,607	$82,323

Current portion of long term debt	$11,449	$4,000

As of June 30, 2013, the long term portion of our debt includes $7.5 million related to our revolving credit facility; the remaining $7.5 million of the outstanding balance is included in the current liabilities.  Management believes its cash flow will be sufficient to pay down half of the revolving credit facility balance within the next twelve months.  As of December 31, 2012, amounts owed pursuant to our revolving credit facility are included in our long term portion of our debt.

Revolving Credit Facility

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

Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of June 30, 2013, we had borrowings outstanding of approximately $14.9 million under the revolving facility.  In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn.  As of June 30, 2013, there was no availability for future borrowings.

As of June 28, 2013, the Borrowers and the lenders entered into an Amendment and Waiver (the Amendment) with respect to the Credit Facility. The Amendment modifies the Credit Facility (a) to increase the maximum permitted Leverage Ratio (as defined in the Credit Facility) from 3.0 to 1.0 to 3.8 to 1.0 for the quarter ended June 30, 2013, (b) to permit the Borrowers to retain (and not apply to debt service) dividends received from ACL and its subsidiaries between June 25, 2013 and December 31, 2013 and (c) to exclude aged trade payables from the Leverage Ratios until 2015. In addition, the Amendment requires that the Borrowers, for at least one business day of each calendar year, beginning with calendar year 2015, cause the principal amount of the revolving loans outstanding to be $7.5 million or less. After any repayment required by this provision, the Borrowers may reborrow all or any part of the revolving loans to the extent they are otherwise permitted to do so under the terms of the Credit Facility.

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

The Credit Facility provides for certain loan covenants, as defined in the agreement, including financial covenants to be measured at the end of each quarter, which at June 30, 2013 provided for a senior leverage ratio of not greater than 2.50 to 1.00, a total leverage ratio of not greater than 3.80 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00.  The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against a cash EBITDA base.  Cash EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations. At June 30, 2013, we were in compliance with all covenants.

Senior Term Notes

Our senior term loans have final maturities ranging from five to five and one-half years from issuance (October 2012), bear interest at rates that range from prime rate plus 5.0% to 6.25% or LIBOR plus 6.0% to 7.25%, payable quarterly.  The term loan - C bears additional interest at a rate of 3% per annum paid-in-kind at maturity.  On December 10, 2012, RLJE entered into a forward interest rate swap agreement that effectively caps the LIBOR rate of interest at 1.25%. The interest rate swap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  We paid a one-time fixed fee of $22,750 for this rate cap agreement.  The fair value of this interest rate swap agreement is insignificant.

Future minimum principal payments under the above senior term notes as of June 30, 2013 are as follows:

(In thousands)
2013	$2,000
2014	4,000
2015	4,000
2016	4,000
2017	15,571
Thereafter	22,280
$51,851

Subordinated Notes Payable and Other Debt

Upon consummation of the Image Merger, we issued to the selling preferred stockholders of Image unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million.  The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  In May 2013, $439,000 interest was due on the promissory notes, of which $198,000 was paid in cash and the balance was added to principal.

On July 3, 2012 Foyle’s War 8 Productions Ltd, a wholly-owned subsidiary of APL, entered into a cash advance facility (the “Facility”) with U.K. based Coutts and Co. for purposes of producing three ninety-minute television programs entitled “Foyle’s War 8.” The facility was capped at approximately $8.5 million, based on exchange rates as of June 30, 2013, and carries an interest rate of LIBOR plus 2.25% (interest paid quarterly or monthly by rolling up into the loan) with the principal plus interest to be repaid on or before July 1, 2013, except for $0.3 million which may be paid after the maturity date provided it is repaid by November 29, 2013. The facility is fully secured by executed license agreements for the shows being produced that are in place with ITV Networks and ITV Broadcasting and, to a lesser extent, WGBH Educational Foundation and Acorn Media. As of June 30, 2013, the outstanding balance on the facility was approximately $0.3 million, which is expected to be repaid in October 2013.

Index
Predecessor

The Predecessor had a revolving line of credit which provided for borrowings of up to $10 million at the prevailing one-month LIBOR rate plus 1.90% (4.0% as of June 30, 2012). At June 30, 2012, the Predecessor had approximately $6.0 million outstanding on the line of credit. The line of credit required the Predecessor to comply with certain financial covenants and was collateralized by the assets of Acorn Media. In February 2012, in connection with the closing of the acquisition of ACL, the Predecessor renegotiated and closed on a new borrowing facility with its existing bank. The new facility provided for borrowings of $28 million, which consisted of an $18 million term loan (the “Term Loan”) and a $10 million revolving line of credit (the “Line of Credit”), which replaced the previous line of credit. For outstanding borrowings on the Term Loan and the Line of Credit, the Predecessor could choose an interest rate equal to LIBOR or a fixed rate equal to the bank’s prime rate plus a margin based upon the Predecessor’s then leverage ratio.  Interest on outstanding borrowings was due monthly on the Line of Credit, and all amounts outstanding on the Line of Credit, including unpaid interest were due upon maturity of February 28, 2015. Principal only payments were due quarterly over the three-year term of the Term Loan and all remaining unpaid principal and all accrued interest were due upon maturity, February 28, 2015.  The Line of Credit was fully repaid in connection with the Image and Acorn Media Mergers.

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

Note 9.    Stock Warrants

As of June 30, 2013, RLJE had the following warrants outstanding:

(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	4.25 years

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

The fair value of the warrants as of June 30, 2013 was $3.5 million.  The valuation of the registered warrants is a Level 1 measurement as the warrants are traded on the over-the-counter market.  Because RLJE has agreed not to exercise its redemption right pertaining to the Sponsor warrants and because the unregistered warrants have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The decrease in the fair value of the warrants for the three and six months ended June 30, 2013 of $599,000 and $802,000, respectively, was included as a component of other income.

Index
Note 10.                  Fair Value Measurements

Successor

The following table represents RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013.

(In thousands)	Level 1	Level 2	Level 3	Total

Warrant liability – June 30, 2013	$(2,255)	$—	$(1,267)	$(3,522)

The following table includes a rollforward of amounts for the six-month period ended June 30, 2013 for liabilities classified within Level 1 and Level 3.

(In thousands)	Level 1	Level 2	Level 3	Total

Warrant liability – December 31, 2012	$(2,755)	$—	$(1,569)	$(4,324)
Change in fair value of warrant liability	500	—	302	802
Warrant liability – June 30, 2013	$(2,255)	$—	$(1,267)	$(3,522)

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the condensed consolidated balance sheet.

When events and circumstances indicate that an investment in content is impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement information of assets and liabilities during the six months ended June 30, 2013 is classified in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total	Loss

Investment in content	$—	$—	$5,345	$5,345	$3,227

During the three months ended June 30, 2013, the investment in content was written down by $2.6 million as a result of a change in fair value.  In determining the fair value of our acquired and produced content, we employ a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

While we believe that our methodology provides us with a reasonable and appropriate estimate of film ultimate revenues, we have begun to improve our process for achieving our forecasted revenue by title (or “ultimates”).  This process will incorporate more input and review from our sales and operations to more accurately predict revenue forecast based on prior experience and anticipated business actions.  At this time, we cannot predict the outcome of this improved process.  Changes to our ultimates could have an impact in our fair value assessment, and on a prospective basis, the amount of amortization expense to be recognized on our film assets.  We expect to conclude this process by September 30, 2013.

Predecessor

The following table represents Predecessor’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of and for the six months ended June 30, 2012.

Index
(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate derivative – December 31, 2011	$—	$(36)	$—	$(36)
Change in fair value of interest rate derivative	—	—	—	—
Interest rate derivative – June 30, 2012	$—	$(36)	$—	$(36)

During the six months ended June 30, 2012, royalty and distribution fee advances with a carrying amount of $1.4 million were written down to their fair value resulting in an impairment charge of $860,000.  Of this amount, $430,000 was written down during the three months ended June 30, 2012.  Our nonrecurring fair value measurement information of assets and liabilities during the six months ended June 30, 2012 is classified in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total	Loss

Investment in content	$—	$—	$537	$537	$860

Note 11.              Customer Relationship

During the quarter ended June 30 2013, the Company terminated its business relationship with an inventory fulfillment partner and recorded a sales return of approximately $2.4 million, which negatively impacted our gross margin by approximately $1.1 million.  Additionally, we agreed terms to early terminate a content output agreement with a content supplier effective December 31, 2013.  The result of the termination was a non-cash charge of approximately $4.6 million related to its unamortized content assets, including inventories, on the Company’s balance sheet.  There were no comparable events in the prior periods.

Note 12.               Transaction Costs and Severance

During the three and six months ended June 30, 2012, the Predecessor incurred transaction costs of $1,599,000 and $3,263,000, respectively, related to the Image and Acorn Mergers (Note 3) as well as the acquisition of ACL (Note 4).  These costs are included in general and administrative expenses.  There were no similar transaction costs during 2013.

During the three and six months ended June 30, 2013 (Successor), we incurred a severance charge of $1.4 million and $2.0 million, respectively, as part of the implemented reorganization from the formation of RLJE with former employees.  The severance charge was recorded as a component of general and administrative expense.  There were no severance charges incurred during the six months ended June 30, 2012.

Note 13.              Net Income (Loss) per Common Share Data

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share for the three and six months ended June 30, 2013 (Successor) and June 30, 2012 (Predecessor):

	Successor		Predecessor
(In thousands, except per share data)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Numerator – basic and diluted:
Net income (loss)	$(16,944)	$(20,502)	$(554)	$288
Less net income (loss) attributable to noncontrolling interest	—	—	(35)	56
Net income (loss) applicable to common shareholders	(16,944)	(20,502)	(519)	232
Less net loss applicable to restricted common shareholders	(62)	(66)	—	—
Net income (loss) applicable to unrestricted common shareholders	$(16,882)	$(20,436)	$(519)	$232
Unrestricted common shareholders - net income (loss) per share:
Net income (loss) – numerator	$(16,882)	$(20,436)	$(519)	$232
Weighted-average common shares outstanding – basic denominator	13,340	13,340	1,023	1,023
Effect of dilutive securities	—	—	—	8
Weighted-average common shares outstanding – diluted denominator	13,340	13,340	1,023	1,031
Net income (loss) per common share – unrestricted:
Basic	$(1.27)	$(1.53)	$(0.51)	$0.23
Diluted	$(1.27)	$(1.53)	$(0.51)	$0.23
Restricted common shareholders - net income (loss) per share:
Net loss – numerator	$(62)	$(66)	$—	$—
Weighted-average common shares outstanding – basic and diluted denominator	49	43	—	—
Net loss per common share – restricted:
Basic and diluted	$(1.27)	$(1.53)	$—	$—

Index
For the Successor periods, outstanding warrants to acquire 21,041,667 shares of common stock are not included in the computation of diluted net loss per common share as the effect would not change the result of the calculation.

For the three-month Predecessor period ended June 30, 2012, outstanding options to acquire 75,140 shares of common stock of Acorn Media are not included in the computation of diluted net income per share as the effect would not change the result of the calculation.

Note 14.              Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, the opinion of management is, based on consultations with internal and external legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.  Accordingly, we record a charge to earnings based on the probability of settlement and determination of an estimated amount.  These charges were not material to our results.

Note 15.         Related Party Transactions

All of ACL’s staff are employed by APL.  ACL was charged overhead and personnel costs for the three and six months ended June 30, 2013 (Successor) of approximately $493,000 and $943,000, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to APL of $2,194,000 and $4,005,000 during the three and six months ended June 30, 2013 (Successor) and $92,000 and $1,105,000 during the three and six months ended June 30, 2012 (Predecessor), respectively.  Dividends received were recorded as a reduction to the ACL investment account.

On February 29, 2012, certain shareholders of the Predecessor lent $2.7 million to the Predecessor in connection with the purchase of a 64% ownership interest in ACL (see “Note 7. Debt” above for further discussion).

We recognized foreign currency gains and losses as a component of other income (expense) on amounts Acorn Media lent to APL and Acorn Australia.  Amounts lent will be repaid based on available cash.  During the three and six months ended June 30, 2013, we recognized a loss of $0.4 million and $1.8 million, respectively.  During the three and six months ended June 30, 2012, we recognized a loss of $540,000 and $376,000, respectively.

On June 27, 2013, The RLJ Companies, LLC purchased from one of our vendors $3,486,000 of contract obligations that we owed to the vendor beginning June 27, 2013.  As of June 30, 2013, there was $255,000 due the vendor and was recorded in our accounts payable.  The Chairman of the Board of RLJE is the sole manager and sole voting member of The RLJ Companies, LLC.  The obligations were payable to the vendor between June 27, 2013 and September 5, 2013. Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.

Index
During the three months ended June 30, 2013, 52,631 shares of restricted common stock were granted to an executive officer in connection with the terms of his employment contract.  The shares were fair valued on the date of grant at $3.72 per share, for a total value of approximately $196,000.  The restricted shares will vest and be expensed over a three-year period subject to certain service and performance criteria being achieved.

Note 16.         Subsequent Events

We have performed an evaluation of subsequent events through the date we issued these financial statements.

On July 18, 2013, we entered into an employment agreement with Mr. Miguel Penella, its Chief Executive Officer and President. Mr. Penella’s employment agreement provides that it continues until terminated in accordance with its terms by the Company or Mr. Penella.  On July 19, 2013, 128,576 shares of restricted common stock were granted to an executive officer in connection with the terms of his employment contract.  The shares were fair valued on the date of grant at $5.37 per share, or total value of approximately $690,000.  The restricted shares will vest and be expensed by January 1, 2016 subject to certain service and performance criteria being achieved.

On July 23, 2013, we terminated our relationship with a key supplier effective December 31, 2013 (see Note 11).

Index
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

Overview

RLJ Entertainment, Inc. (or RLJE) is a leading global entertainment company with a strong presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media) was completed, which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or Acorn Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted.

We acquire content and distribution rights in various categories, with particular focus on full-length motion pictures, urban programming, and British episodic mystery and drama.  We distribute this content across multiple platforms, including broadcast/cable, existing digital distribution formats (download-to-own, rental, SVOD, FVOD), new digital channels platforms, DVD and Blu-ray retail and online, and international distribution and sales.  Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as our fitness offerings; (2) wholesale distribution through partners covering brick and mortar establishments, and digital, broadcast and cable partners; and (3) a strong direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages our British drama co-productions, including the intellectual property rights owned by ACL and revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films.

Our wholesale partners are broadcast, digital outlets and major retailers in the United States, Canada, United Kingdom and Australia, including, among others, Amazon, Walmart, Target, Costco, Barnes & Noble, iTunes, Netflix, BET, Showtime, DirectTV, and Hulu.  We have a catalog of owned and long-term licensed products in excess of 5,300 titles, segmented into genre-based program lines such as Acorn (British drama/mystery, including product provided by ACL), Image (independent feature films, stand-up comedy), One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).

Index
Our direct-to-consumer segment includes the continued roll-out of our proprietary digital channels, such as the subscription-based Acorn TV platform.  We plan to extend our subscription platforms in the near-term within the United States (or US), with platforms focusing on the urban and faith/lifestyle markets.  As television and internet converge, the proprietary digital channels will increasingly engage distinct audiences with unique programming that appeal to their individual interests.

Results of Operations

Our unaudited consolidated financial information for the three and six months ended June 30, 2013, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on April 10, 2013.

The financial results for the three and six months ended June 30, 2013 reflect the operating activities of RLJE and its subsidiaries (referred to as the “Successor” periods).  The results for the three and six months ended June 30, 2012 reflect the operations of only Acorn Media and its subsidiaries businesses (referred to as the “Predecessor” periods).  The comparative discussion below for these periods is based on Generally Accepted Accounting Principles (or GAAP) and the results for the 2012 Predecessor periods are not indicative of, or comparable to, results for the 2013 Successor periods.

A proforma presentation which combines the Image business with the Acorn Media business follows the discussion below.

Revenue

Revenue increased $17.0 million for the three months ended June 30, 2013 compared to 2012.  The increase in the second quarter 2013 was due to Image revenues included in the Successor’s results.  Image’s second quarter 2013 revenues were $19.4 million.  Acorn’s (Predecessor) revenue was down $2.4 million for the second quarter 2013 compared to the prior year due primarily to sales return of $2.4 million associated with the early termination of a distribution and fulfillment partner agreement.  Management elected to terminate this agreement to consolidate fulfillment and distribution to one larger distributor to gain improved retail sell-through, along with improved pricing and services from increased scale.  Management expects the returned inventory will be re-sold and distributed at normal pricing in the ordinary course of business.

Revenue increased $37.7 million for the six months ended June 30, 2013 compared to 2012.  The increase in the year-to-date period was due to Image revenues included in the Successor’s results.  For the six months ended June 30, 2013, Image revenues were $33.2 million.  Acorn (Predecessor) revenue increased by 12.2% or $4.5 million for the six months ended June 30, 2013 versus 2012.  The increase was the result of a strong first quarter premiere of “Foyle’s War 8.”

Cost of Goods Sold (“COGS”)

COGS increased by $26.7 million and $44.4 million for the three and six months ended June 30 2013 compared to 2012.  The increase in COGS is primarily related to the inclusion of Image’s costs to Acorn’s (Predecessor) costs.  Image’s COGS was $25.4 million and $36.3 million for the three and six month period ended June 30, 2013.  During the current quarter and year-to-date results, we recorded in COGS charges of $7.4 million and $8.2 million for non-cash impairment of content rights, write-down of inventories from impairment, shrinkage and obsolescence.  Acorn’s COGS increased by $1.3 million and $8.1 million for the three and six months ended June 30, 2013.  Acorn’s increase in COGS for the current quarter and year-to-date was driven by two items:  (a) increased content amortization from the purchase price accounting step-up basis in connection with the Business Combination and (b) content amortization from the release of “Foyle’s War 8” in the first quarter of 2013.

Index
Selling, General and Administrative Expenses (“SG&A”)

SG&A increased by $5.6 million and $10.2 million for the three and six months ended June 30 2013 compared to 2012.  The increase in SG&A is primarily related to the inclusion of Image’s expenses to Acorn’s (Predecessor) results.  Image’s SG&A totaled $5.5 million and $10.4 million for the three and six months ended June 30, 2013.  During the current quarter, Image’s SG&A increased by 12% related to one-time severance charges for staff reductions taken in conjunction with synergies related to the Business Combination.  Acorn’s SG&A was consistent when compared to the prior periods.

Operating Income

Operating income decreased by $15.4 million and $16.9 million for the three and six months ended June 30, 2013 versus the prior year.  The decrease in operating income for the periods relates primarily to the inclusion of Image operating losses in the Successor results.  The Image losses in the quarter and year-to-date were driven by (a) increased COGS from significant non-cash content impairment charges (b) inventory write downs (c) increased content amortization and (d) severance charges from Business Combination synergies.  The details of these charges are discussed above and in the related footnotes.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $1.9 million and $4.0 million, respectively compared to interest expense of $420,000 and $577,000 for the three and six months ended June 30, 2012.  The increase in interest expense is the result of the expanded debt structure the company entered during the Business Combination.  The company has principal debt outstanding of $79.6 million as of June 30, 2013 compared to $25.5 million as of June 30, 2012.

Total Other Income (Expenses)

Total Other Income/(Expense) for the three and six months ended June 30, 2013 totaled an expense of $813,000 and $3.4 million as compared to $489,000, and $439,000 in the three and six months ended June 30, 2012.  The increase is primarily due to increases in interest expense and foreign currency exchange expense offset by increased equity earning in affiliate recognition from improved profits from our 64% ownership interest in ACL and decreased warrant expense from the change in fair market value.

Income Taxes

We recorded income tax expense (benefit) of approximately $585,000 and $1,011,000 for the three and six months ended June 30, 2013 (Successor), respectively, compared to ($107,000) and $80,000 for the three and six months ended June 30, 2012 (Predecessor), respectively.  We provide income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 24%.  We are not providing a tax provision (benefit) on our U.S. operations as we have historically had and continue to provide a full valuation allowance on the U.S. net operating losses.

Proforma Income Statement

The following unaudited proforma financial information for the three and six months ended June 30, 2013 and 2012 reflects the operating results of RLJE as if Image and Acorn Media were acquired as of January 1, 2012.  The unaudited proforma financial information does not include adjustments for Business Combination transaction costs and severance incurred and other one-time expenses, nor does it include adjustments for synergies.  These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such historical dates or periods, or of RLJE’s future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013 Actual	2012 Proforma (1)	2013 Actual	2012 Proforma (1)
Revenues	$34,286	$40,563	$74,592	$82,009
Costs of sales	36,144	29,341	63,880	58,199
Gross profit	(1,858)	11,222	10,712	23,810
Selling, general and administrative expenses	13,688	13,895	26,836	29,759
Income (loss) from operations	(15,546)	(2,673)	(16,124)	(5,949)
Equity earnings of affiliates	911	496	1,560	1,024
Interest expense, net	(1,882)	(1,938)	(4,008)	(3,876)
Other income (expense)	158	(751)	(919)	1,775
Provision (benefit) for income taxes	585	30	1,011	77
Net income (loss)	$(16,944)	$(4,836)	$(20,502)	$(6,949)

Adjusted EBITDA	$(6,274)	$5,801	$(2,538)	$11,050

*Notes to the Proforma Income Statement Table:
(1)  An adjustment for interest expense has been made to the prior year three and six month ended June 30, 2012 as if the existing debt was in place throughout the period.

Proforma Revenue

Revenue decreased by $6.3 million to $34.3 million from $40.6 million for the three months ended June 30, 2013 versus 2012.  The decline in revenue was attributed to the timing of certain releases between quarters and a significant one-time transaction charge related to our execution of synergies to consolidate fulfillment partners.  This consolidation of our fulfillment partners resulted in a revenue decline of $2.4 million in the quarter.  This management action to terminate the agreement was taken to position the company for future cost savings by combining at scale all of our operations with a single significant distribution and fulfillment partner.  Further, during the three months ended June 30, 2012, Acorn released a key franchise title “Doc Martin 5” without a commensurate size release in 2013.  We plan to begin releasing “Doc Martin 6” in the fourth quarter of 2013.  Revenues from our feature film operations (Image) declined by approximately $3.9 million in the three months ended June 30, 2013 versus prior year resulting from a net increase in gross (net of actual returns) sales of 4% in 2013 versus 2012 offset by a greater increase in price/rebate adjustments and sales return reserves in three months ended June 30, 2013.  The Image revenue for the three months ended June 30, 2012 included a significant reduction in rebates and sales return reserves that did not repeat in the same quarter of the current year.

Revenue for the six months ended June 30, 2013 declined by $7.4 million to $74.6 million from $82.0 million compared to 2012.  The majority (85%) of the decline resulted from second quarter 2013 activities discussed above; however we did see a slight decline in first quarter 2013 versus 2012.  Our Acorn revenues were up 35% in the three months ended March 31, 2013 and 12% in the six months ended June 30, 2013, versus prior year primarily due to the release of “Foyle’s War 8” offset by our Image operations revenues decline resulting from the number and performance certain titles.  In the year-to-date 2012 we released three high-profile titles, “The Double,” “All Things Fall Apart” and “Beneath the Darkness” that performed at or above expectations.  Conversely in the year-to-date 2013 we had only two high-profile titles, “The Numbers Station” and “Day of the Falcon.”  Moreover, while “The Numbers Station” met our expectations, the initial results on “Day of the Falcon” have been disappointing.

Index
Proforma Cost of Goods Sold (“COGS”)

COGS increased by $6.8 million to $36.1 million from $29.3 million for the three months ended June 30, 2013 versus 2012.  The increase in COGS resulted from (a) an early termination of a content output agreement and (b) the noncash impairment of certain content rights and related inventory.

During the quarter ended June 30, 2013, management began the early termination of a multi-year content output arrangement with a key supplier.  The supplier agreement was originally scheduled to expire in 2017 but is now scheduled to terminate effective December 31, 2013, with a 90-day sell off period through March 2014.  The termination agreement was executed on July 23, 2013.  After careful consideration, management terminated this arrangement because our analysis indicated we could achieve higher risk-adjusted returns on other product lines and the content did not meet several of our strategic guidelines, including prospects for growth and opportunity to distribute across multiple distribution channels.  The impact of this management decision resulted in a non-cash accelerated amortization and an impairment of the remaining content rights and inventory of $4.6 million for the quarter ended June 30, 2013.  Beginning in 2014, the company intends to invest the cash historically spent on the terminated agreement on other new content rights expected to meet management’s return thresholds.

Additionally during this quarter, we recorded noncash impairment charge of $3.4 million on our content rights and related inventory as management refines its investment strategy and evaluates the ultimate revenue forecast for every title.  The company’s Madacy content line, which is in transition to a new strategy, represented 32% or $1.1 million of the total $3.4 million charge in the second quarter.

COGS increased by $5.7 million for the six months ended June 30, 2013 compared to 2012.  The increase in COGS resulted from second quarter 2013 activities discussed above.  During the first quarter 2013 versus 2012, COGS decreased by $1.1 million or 3.9%.  The first quarter decrease in COGS resulted from a favorable sales mix as we had more revenue in 2013 from our Acorn IP Licensing and direct to consumer businesses compared to proportionately higher sales in 2012 of our feature film content due to fewer high-profile titles released in 2013.

While we believe that our methodology provides us with a reasonable and appropriate estimate of film ultimate revenues, we have begun to improve our process for achieving our forecasted revenue by title (or “ultimates”).  This process will incorporate more input and review from our sales and operations to more accurately predict revenue forecast based on prior experience and anticipated business actions.  At this time, we cannot predict the outcome of this improved process.  Changes to our ultimates could have an impact in our fair value assessment, and on a prospective basis, the amount of amortization expense to be recognized on our film assets.  We expect to conclude this process by September 30, 2013.

Proforma Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased by $0.2 million to $13.7 million from $13.9 million for the three months ended June 30, 2013 compared to 2012. SG&A was impacted in both periods by material one-time charges. For 2013, these include (a) severance charges totaling $1.4 million from the integration of the combined companies and (b) an increase of $0.5 million in contingency reserve for asserted and unasserted legal claims.  One-time charges in 2012 totaled $2.0 million from one-time Business Combination transactions costs, of which $1.6 million was incurred by Acorn.

SG&A expense decreased by 10% or $2.9 million for the six months ended June 30 2013 compared to 2012.  The decrease in total SG&A expense year-to-date relates to expense reductions from one-time merger transactions cost recorded in 2012 totaling $4.8 million, of which $3.3 million was incurred by Acorn, and cost benefits from staff reductions and operational efficiencies of approximately $2.6 million offset by increased amortization from intangible assets of $2.5 million and severance charge of $2.0 million.

Proforma Operating Income

Operating income (loss) decreased by $12.9 million and $10.2 million, respectively, for the three and six months ended June 30, 2013 compared to 2012.  The three months ended June 30, 2013 decrease is due to a $6.3 million decrease in revenue and $6.8 million increase in COGS offset by a decrease in SG&A of $0.2 million.  The six months ended June 30, 2013 decrease is due to a $7.4 million decrease in revenue and $5.7 million increase in COGS offset by a decrease in SG&A of $2.9 million.

Index
Proforma Adjusted EBITDA

Unaudited proforma financial information reflects the operating results of RLJE as if Image and Acorn Media were acquired as of the periods indicated. These combined results are not necessarily indicative of the results that may have been achieved had the combined companies been combined as of such dates or periods, or of our future operating results.

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material noncash items that allows investors to analyze the operating performance of the business using the same metric management uses.  The exclusion of noncash items better reflects our ability to make investments in the business and meet obligations.  Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. The Company uses this measure to assess operating results and performance of its business, perform analytical comparisons, identify strategies to improve performance and allocate resources to its business segments. While management considers Adjusted EBITDA to be important measures of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with GAAP. Not all companies calculate Adjusted EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated Adjusted EBITDA to consolidated GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013 Actual	2012 Proforma	2013 Actual	2012 Proforma
Net income (loss)	$(16,944)	$(4,836)	$(20,502)	$(6,949)

Amortization of content	19,319	18,382	36,588	33,995
Cash investment in content	(13,468)	(13,588)	(27,930)	(28,407)
Depreciation and amortization	1,494	1,422	2,920	2,833
Interest expense	1,882	1,938	4,008	3.876
Provision (benefit) for income tax	585	(30)	1,011	(77)
Transactions costs and severance	1,379	2,058	2,018	4,885
Warrant liability	(598)	—	(802)	—
Stock-based compensation	77	455	151	894
Adjusted EBITDA	$(6,274)	$5,801	$(2,538)	$11,050

The above Adjusted EBITDA presentation differs from the Adjusted EBITDA presentation for the period ended March 31, 2013 and 2012.  The amounts excluded from the current presentation of Adjusted EBITDA are ACL EBITDA, foreign currency exchange gain (loss) and other income related to Madacy.

Subsequent Events

On July 18, 2013, we entered into an employment agreement with Mr. Miguel Penella, its Chief Executive Officer and President. Mr. Penella’s employment agreement provides that it continues until terminated in accordance with its terms by the Company or Mr. Penella.  On July 19, 2013, 128,576 shares of restricted common stock were granted to an executive officer in connection with the terms of his employment contract.  The shares were fair valued on the date of grant at $5.37 per share, or total value of approximately $690,000.  The restricted shares will vest and be expensed by January 1, 2016 subject to certain service and performance criteria being achieved.

On July 23, 2013, we agreed to early terminate our arrangement with a key supplier effective December 31, 2013, which resulted in accelerated amortization and an impairment charge to our investment in content and an additional inventory charge reflecting the shortened sell-off period of the remaining inventory.

Index
Liquidity and Capital Resources

At June 30, 2013, our cash and cash equivalents was approximately $3.7 million and there were no unused amounts under the revolving credit facility.  As of December 31, 2012, our cash and cash equivalents was approximately $4.7 million and $7.4 million was available under our revolving credit facility.  During the first half of 2013, liquidity tightened for the following reasons:

•	The company incurred higher than expected transaction cost associated with the closing of the Business Combination.

•	The legacy Image business has significant short-term vendor debts that are past due which resulted in accelerated payments and modified business relationships in the short term.

•	The business is seasonal similar to consumer/wholesale retail and the first quarter is historically the lowest in terms of revenues and operating profits.

The decrease in accounts receivable as of June 30 2013 compared to December 31, 2012 relates to the seasonality of the business.  The fourth quarter sales are generally 35 – 40% of the total year’s sales and creates a peak in our accounts receivable.  We generate positive cash flow from our Acorn operations to meet our current needs.  Management’s operational synergies, head count reduction and cost containment, have significantly reduced the cash operating expenses for our Image business.  Additionally, the company is diligently managing daily cash use to ensure the company meets its commitments.

The cash used in operating activities during the first half of 2013 was provided by our cash reserves as of December 31, 2012 and cash provided by investing activities and financing activities.  During the first half of 2013, significant factors affecting cash used in investing and financing activities were:

•	dividends received from ACL ($4.0 million);

•	net borrowing under our revolving credit facility ($7.4 million); and

•	repayment of long-term debt ($10.3 million).

On June 27, 2013, The RLJ Companies, LLC purchased from one of our vendors $3,486,000 of contract obligations that we owed to the vendor beginning June 27, 2013.  As of June 30, 2013, there was $255,000 due the vendor and was recorded in our accounts payable.  The Chairman of the Board of RLJE is the sole manager and sole voting member of The RLJ Companies, LLC.  The obligations were payable to the vendor between June 27, 2013 and September 5, 2013. Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.

Capital Resources

Cash.  As of June 30, 2013, we had cash of $3.7 million, as compared to $4.7 million as of December 31, 2012.

Borrowing Availability.  At June 30, 2013, there was no borrowing availability under our revolving line of credit.

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

Index
As of June 28, 2013, we entered into an Amendment and Waiver (the Amendment) with respect to the Credit Facility. The Amendment modifies the Credit Facility (a) to increase the maximum permitted Leverage Ratio (as defined in the Credit Facility) from 3.0 to 1.0 to 3.8 to 1.0 for the quarter ended June 30, 2013, (b) to permit us to retain (and not apply to debt service) dividends received from ACL and its subsidiaries between June 25, 2013 and December 31, 2013 and (c) to exclude aged trade payables from the Leverage Ratios until 2015. In addition, the Amendment requires that we, for at least one business day of each calendar year, beginning with calendar year 2015, cause the principal amount of the revolving loans outstanding to be $7.5 million or less. After any repayment required by this provision, the Borrowers may reborrow all or any part of the revolving loans to the extent they are otherwise permitted to do so under the terms of the Credit Facility.

We were in compliance with all financial and operating covenants under the Credit Facility at June 30, 2013.  These covenants are measured at various times through-out the year, and while we believe we will be in compliance with all financial and operating covenants at those dates, there can be no assurance that we will continue to be in compliance.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10‑K filed on April 10, 2013.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on April 10, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2013, there have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

April 1, 2013 to April 30, 2013	—	—	—	$2,000,000
May 1, 2013 to May 31, 2013	—	—	—	$2,000,000
June 1, 2013 to June 30, 2013	26,500	$4.40	26,500	$1,883,400

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

10.1†*	Separation Agreement, dated as of April 23, 2013, by and between John Hyde, Image Entertainment, Inc. and RLJ Entertainment, Inc.

10.2†*	Separation Agreement, dated as of May 24, 2013, by and between John Avagliano, Image Entertainment, Inc. and RLJ Entertainment, Inc.

10.3†*	Employment Agreement, dated as of June 10, 2013, by and between Drew Wilson and RLJ Entertainment, Inc.

10.4*	First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 27, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ SPAC Acquisition, LLC, JH Partners, LLC, JH Partners Evergreen Fund, L.P., JH Investment Partners III, L.P., JH Investment Partners GP Fund III, LLC, and Wexford Spectrum Investors, LLC.

10.5*	First Amendment to and Waiver Under Credit Agreement, dated as of June 28, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc., Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	August 5, 2013	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2013	By:	/S/ ANDREW S. WILSON
Andrew S. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
EXHIBIT INDEX

10.1†*	Separation Agreement, dated as of April 23, 2013, by and between John Hyde, Image Entertainment, Inc. and RLJ Entertainment, Inc.

10.2†*	Separation Agreement, dated as of May 24, 2013, by and between John Avagliano, Image Entertainment, Inc. and RLJ Entertainment, Inc.

10.3†*	Employment Agreement, dated as of June 10, 2013, by and between Drew Wilson and RLJ Entertainment, Inc.

10.4*	First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 27, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ SPAC Acquisition, LLC, JH Partners, LLC, JH Partners Evergreen Fund, L.P., JH Investment Partners III, L.P., JH Investment Partners GP Fund III, LLC, and Wexford Spectrum Investors, LLC.

10.5*	First Amendment to and Waiver Under Credit Agreement, dated as of June 28, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc., Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.