Form 10-Q
period 2013-09-30
RLJ ENTERTAINMENT, INC.
filed 2013-11-07
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on October 25, 2013:  13,700,862

RLJ ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (or Quarterly Report), includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

•	our ability to integrate the businesses of Image Entertainment, Inc. and Acorn Media Group, Inc.;
•	the anticipated benefits of the business combination may not be fully realized or may take longer to realize than expected;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our ability to maintain relationships with customers, employees, suppliers and lessors;
•	the loss of key personnel;
•	delays in the release of new titles or other content;
•	the effects of disruptions in our supply chain;
•	our public securities’ limited liquidity and trading;
•	our ability to continue to meet the NASDAQ Capital Market continuing listing standards; or
•	our financial performance, including our ability to achieve new revenue growth and earnings before interest, taxes, depreciation and amortization (or EBITDA) margins or realize synergies.

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

Index
PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

RLJ ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
September 30, 2013 and December 31, 2012

	Successor
(In thousands, except share data)	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$4,739
Accounts receivable, net	12,148	20,484
Inventories, net	16,718	23,029
Investments in content, net	36,600	30,981
Prepaid expenses and other assets	3,097	1,938
Total current assets	71,193	81,171
Noncurrent portion of accounts receivable	3,250	4,127
Noncurrent portion of investments in content	46,441	58,816
Property, equipment and improvements, net	1,576	1,800
Equity investment in affiliates	24,269	25,449
Other intangible assets	20,144	23,883
Goodwill	47,066	47,382
Total assets	$213,939	$242,628
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,322	$30,590
Accrued royalties and distribution fees	38,491	32,658
Deferred revenue	5,747	4,339
Current portion of long term debt	15,040	4,000
Total current liabilities	82,600	71,587
Long term portion of debt, less debt discount	63,858	78,323
Deferred tax liability	350	350
Stock warrant liability	7,406	4,324
Total liabilities	154,214	154,584
Equity:
Common stock, $0.001 par value, 250 million shares authorized,13,700,862 and 13,377,546 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13	13
Additional paid-in capital	86,596	86,133
Retained earnings (deficit)	(27,267)	1,743
Accumulated other comprehensive gain	383	155
Total equity	59,725	88,044
Total liabilities and equity	$213,939	$242,628

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

	Successor		Predecessor
(In thousands, except per share data)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2012

Revenue	$32,741	$107,333	$20,568	$57,447
Cost of sales	24,747	88,627	12,149	31,633
Gross profit	7,994	18,706	8,419	25,814

Selling expenses	6,397	18,046	4,388	11,063
General and administrative expenses	4,560	16,827	4,955	14,607
Depreciation and amortization	1,388	4,308	137	398
Total selling, general and administrative expenses	12,345	39,181	9,480	26,068
LOSS FROM OPERATIONS	(4,351)	(20,475)	(1,061)	(254)

Equity earnings of affiliates	1,364	2,924	462	983
Interest expense, net	(2,019)	(6,027)	(261)	(838)
Other income (expense)	(2,832)	(3,751)	501	118
Total other income (expense)	(3,487)	(6,854)	702	263
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,838)	(27,329)	(359)	9
Provision for income taxes	670	1,681	123	203
NET LOSS	(8,508)	(29,010)	(482)	(194)
Less (net income) loss attributable to noncontrolling interests	—	—	13	(43)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(8,508)	$(29,010)	$(469)	$(237)
Net loss per common share:

Unrestricted common stock:
Basic and diluted	$(0.62)	$(2.15)	$(0.46)	$(0.23)
Restricted common stock:
Basic and diluted	$(0.62)	$(2.15)	$—	$—

Unrestricted weighted average shares outstanding:
Basic and diluted	13,340	13,340	1,023	1,023
Restricted weighted average shares outstanding:
Basic and diluted	292	127	—	—

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

	Successor		Predecessor
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2012

NET LOSS:
Net loss	$(8,508)	$(29,010)	$(482)	$(194)
Other comprehensive income:
Foreign currency translation gain	803	228	151	295
Total comprehensive income (loss)	(7,705)	(28,782)	(331)	101
Less: comprehensive income (loss) attributable to noncontrolling interests:
Share of net income (loss)	—	—	(13)	43
Share of foreign currency translation gain	—	—	42	37
Comprehensive income attributable to noncontrolling interest	—	—	29	80
Comprehensive income (loss) attributable to common shareholders	$(7,705)	$(28,782)	$(360)	$21

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Nine Months Ended September 30, 2013 (Successor)

	Common Stock					Accumulated
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Stockholder Notes Receivable	Retained Earnings (Deficit)	Other Comprehensive Gain	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2013	13,378	$13	$86,133	$—	$1,743	$155	$—	$—	$88,044
Issuance of restricted common stock for services	323	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	—	—	—	463
Foreign currency translation	—	—	—	—	—	228	—	—	228
Net loss	—	—	—	—	(29,010)	—	—	—	(29,010)
Balance at September 30, 2013	13,701	$13	$86,596	$—	$(27,267)	$383	$—	$—	$59,725

For the Nine Months Ended September 30, 2012 (Predecessor)

	Common Stock					Accumulated
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Stockholder Notes Receivable	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2012	1,023	$10	$4,451	$(684)	$26,295	$(421)	$(583)	$759	$29,827
Stock-based compensation	—	—	373	—	—	—	—	—	373
Foreign currency translation	—	—	—	—	—	258	—	37	295
Net income	—	—	—	—	(237)	—	—	43	(194)
Stockholders’ Distributions	—	—	—	—	(4,879)	—	—	(265)	(5,144)
Balance at September 30, 2012	1,023	$10	$4,834	$(684)	$21,179	$(163)	$(583)	$574	$25,157

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Nine Months Ended September 30, 2013 and 2012

(In thousands)	Successor	Predecessor
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,010)	$(194)
Adjustments to reconcile net loss to net cash:
Equity earnings in affiliates	(2,924)	(983)
Amortization of content, including impairments	50,535	11,412
Depreciation and amortization	510	339
Amortization of intangible assets	3,798	59
Foreign currency exchange loss/(gain)	706	(310)
Fair value adjustment of stock warrant liability	3,082	—
Noncash interest expense	750	—
Stock-based compensation expense	463	373
Changes in assets and liabilities:
Accounts receivable, net	9,151	3,487
Inventories, net	6,308	(244)
Investment in content, net	(38,276)	(18,935)
Prepaid expenses and other assets	(361)	(1,137)
Accounts payable and accrued liabilities	(7,617)	877
Deferred revenue	1,403	—
Net cash used in operating activities	(1,482)	(5,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(350)	(505)
Acquisition of affiliate	—	(21,871)
Dividends received from affiliate	4,005	2,682
Net cash provided by (used in) investing activities	3,655	(19,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	10,398	6,167
Repayments of borrowings under revolving credit facility	(3,000)	—
Proceeds from debt	191	27,511
Repayment of debt	(11,452)	(3,502)
Distributions to stockholders	—	(5,144)
Net cash provided by (used in) financing activities	(3,863)	25,032
Effect of exchange rate changes on cash	(419)	(198)
NET DECREASE IN CASH:	(2,109)	(116)
Cash at beginning of period	4,739	1,625
Cash at end of period	$2,630	$1,509
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,183	$659
Income taxes	$539	$727

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.             DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (or Successor).  RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a strong presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or Acorn Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination (as described below) and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted.

We acquire content rights in various categories, with particular focus on full-length motion pictures, urban programming, and British episodic mystery and drama.  We acquire this content in three ways.  Through long term agreements, we license multiple rights to third-party products.  We own content libraries. We also develop, produce, and own original programming through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  We distribute this content across multiple platforms, including broadcast/cable, existing digital distribution formats:  download-to-own, rental, subscription video on demand (or SVOD), free video on demand (or FVOD); new digital channels platforms; DVD and Blu-ray retail and online ecommerce; and international broadcast licensing and sales. Our principal executive offices are located in Silver Spring, Maryland, with additional offices U.S. locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as our fitness offerings; (2) wholesale distribution through retail partners covering brick-and-mortar establishments, digital, mobile, broadcast and cable partners; and (3) a direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages the intellectual property rights that we own and revenues associated with those rights and includes ACL, which owns a the vast majority of the Agatha Christie library that includes approximately 80 novels and short story collections and 19 plays and a film library of nearly 40 made-for-television films. Beginning in 2014, ACL has commissioned a new writer to expand the Agatha Christie library content for a new title.

Our wholesale partners are broadcast, digital outlets and major retailers in the United States, Canada, United Kingdom and Australia, including Amazon, Walmart, Target, Costco, Barnes & Noble, iTunes, Netflix, BET, Showtime, DirectTV, and Hulu. We have a catalog of owned and long term licensed content in excess of 5,300 titles, segmented into genre-based franchise content program lines such as Acorn (British drama/mystery, including content produced by ACL), Image (independent feature films, stand-up comedy), On-Cue and One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).  Our owned content includes 25 Foyle’s War made for TV films; multiple instructional Acacia titles; and through our 64% ownership interest in ACL, a majority share of the Agatha Christie branded library.

Our direct-to-consumer segment includes the continued roll-out of our proprietary digital channels, such as the subscription-based Acorn TV platform.  As of October 31, 2013, Acorn TV platform has over 40,000 paying subscribers. We plan to invest, expand and launch additional subscription platforms in the near-term within the United States (or US), with platforms focusing on urban content.

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

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

Business Combination

On October 3, 2012, the Business Combination of RLJE, Image and Acorn Media was completed.

For financial reporting purposes, RLJE is the acquirer of Image and Acorn Media.  Acorn Media was determined to be the Predecessor based primarily on its significantly higher purchase price relative to Image. The Business Combination was accounted for in accordance with accounting principles generally accepted in the United States (or US GAAP) and accordingly, the assets and liabilities were recorded using fair value at October 3, 2012. The financial statements for the three and nine months ended September 30, 2013 and 2012 are not comparable as a result of the acquisition accounting. The financial statements for the three and nine months ended September 30, 2013 and 2012 are presented for two periods, the period prior to the Business Combination (“Predecessor”) and the period subsequent to the Business Combination (“Successor”).

Prior to the closing of the Business Combination on October 3, 2012, RLJE had no meaningful operating activities. The “Predecessor” period (pre-October 3, 2012) includes the activities of Acorn Media.  The “Successor” period (post-October 3, 2012) includes the activities of RLJE, Image and Acorn Media.  All information as of and for the three and nine months ended September 30, 2012 solely relate to Acorn Media.

Unaudited Interim Financial Statements

The balance sheet as of December 31, 2012, included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by US GAAP for complete audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, including our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on April 10, 2013 (or the 2012 Form 10-K).  Note 2, Principles of Consolidation and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2012 Form 10-K contains a summary of our significant accounting policies.

Principles of Consolidation

The operations of ACL are entirely managed by RLJE, subject to oversight by ACL’s Board of Directors. The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors over the majority shareholder. We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements beginning from when Acorn Media acquired its 64% ownership interest in ACL (February 29, 2012).

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

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies

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

Accounting and Reporting Pronouncements Adopted

Since the filing of our 2012 Form 10-K, there were no new accounting pronouncements adopted.

Reclassifications

Some balances have been reclassified to conform to the current presentation. We have changed our consolidated balance sheet presentation from an unclassified presentation to a classified presentation. Current assets and liabilities are presented separately from long term balances.

Liquidity

As of September 30, 2013, we had a working capital deficit of $11.4 million.  For the nine months ended September 30, 2013, we incurred a net use of cash of $1.5 million resulting from our operating activities. The net use of cash was largely attributable management’s use of cash flow to payoff largely pre-merger vendor trade payables.  For the nine months ended September 30, 2013, we paid approximately $13.9 million of past due vendor short-term trade payables and distributor advances.  The payment of approximately $13.9 million is reflected in the Consolidated Statement of Cash Flows as (1) $7.6 million reduction in accounts payable and accrued liabilities and (2) $6.3 million in recoupments on advances by our U.S. distributor.  These advances are presented net of the gross accounts receivable balance (Note 5, Accounts Receivable).

Beginning in the fourth quarter of 2013, we believe the deficit in our cash used in operating activities will be positively impacted by:

•	The seasonal fourth quarter sales, which generate 35-40% of our annual sales revenue;

•	The full realization of approximately $8.0 million in synergy changes that will be realized in 2014;

•	Improved gross margin from re-allocating $15.0 million of capital into higher yielding content; and

•	Revenue expansion and continued positive EBITDA results from operating improvements.

We have agreed to use a portion of our projected 2014 cash flow to make accelerated principal payments to our lenders to reduce our leverage.  As a result of this agreement, we have classified $15.0 million of principal payments as current liabilities versus $4.0 million as of December 31, 2012 (Note 8, Debt).  We are forecasting that the incremental principal reduction will be paid from our 2014 free cash flows.  These incremental payments are not expected to affect our ability to increase content investment or meet normal operating commitments.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

NOTE 2.              SEGMENT INFORMATION

In accordance with the requirements of the Accounting Standards Codification (the ASC) 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Intellectual Property (or IP) Licensing, Wholesale Distribution, and Direct-to-Consumer, are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created that is licensed for distribution worldwide. The IP Licensing segment includes our investment in ACL. Our Wholesale Distribution segment consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), video-on-demand (or VOD), streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channel.

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

The following tables summarize the segments for each of the three and nine month periods ended September 30, 2013 and 2012:

	Successor
(In thousands)	Three Months Ended September 30, 2013
	IP Licensing	Wholesale Distribution (a)	Direct-to- Consumer	Corporate	Total
Revenue	$16	$25,026	$7,699	$—	$32,741
Operating costs and expenses	(74)	(26,621)	(8,949)	(1,448)	(37,092)
Share in ACL earnings	1,364	—	—	—	1,364
Segment contribution	$1,306	$(1,595)	$(1,250)	$(1,448)	$(2,987)

	Successor
(In thousands)	Nine Months Ended September 30, 2013
	IP Licensing	Wholesale Distribution (a)	Direct-to- Consumer	Corporate	Total
Revenue	$8,040	$75,750	$23,543	$—	$107,333
Operating costs and expenses	(8,032)	(90,067)	(26,006)	(3,703)	(127,808)
Share in ACL earnings	2,924	—	—	—	2,924
Segment contribution	$2,932	$(14,317)	$(2,463)	$(3,703)	$(17,551)

Note (a): Wholesale operating cost and expenses include non-cash impairments related to investments in content and inventories totaling $3.2 million and $11.4 million for the three and nine months ended September 30, 2013.

	Predecessor
(In thousands)	Three Months Ended September 30, 2012
	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Corporate	Total
Revenue	$—	$13,418	$7,150	$—	$20,568
Operating costs and expenses	(348)	(10,680)	(8,780)	(1,821)	(21,629)
Share in ACL earnings	462	—	—	—	462
Segment contribution	$114	$2,738	$(1,630)	$(1,821)	$(599)

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Predecessor
(In thousands)	Nine Months Ended September 30, 2012
	IP Licensing	Wholesale Distribution	Direct-to- Consumer	Corporate	Total
Revenue	$—	$35,973	$21,474	$—	$57,447
Operating costs and expenses	(509)	(28,607)	(23,497)	(5,088)	(57,701)
Share in ACL earnings	983	—	—	—	983
Segment contribution	$474	$7,366	$(2,023)	$(5,088)	$729

A reconciliation of total segment contribution to income (loss) before provision for income taxes is as follows:

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands)	September 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2012

Total segment contribution	$(2,987)	$(17,551)	$(599)	$729
Interest expense, net	(2,019)	(6,027)	(261)	(838)
Other income (expenses)	(2,832)	(3,751)	501	118
Income (loss) before provision for income taxes	$(7,838)	$(27,329)	$(359)	$9

Total assets for each segment primarily include accounts receivable, inventory, and investments in content. The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

	Successor
(In thousands)	September 30,	December 31,
	2013	2012

IP Licensing	$25,940	$34,736
Wholesale Distribution	166,746	179,787
Direct-to-Consumer	18,567	24,897
Corporate	2,686	3,208
	$213,939	$242,628

Goodwill by segment is as follows:

	Successor
(In thousands)	September 30,	December 31,
	2013	2012

Wholesale Distribution	$44,230	$37,966
Direct-to-Consumer	2,836	9,416
IP Licensing	—	—
	$47,066	$47,382

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

The Image and Acorn Mergers have been accounted for as business acquisitions in accordance with ASC 805, Business Combinations. The purchase price allocation as disclosed in the 2012 Form 10-K was based upon our preliminary valuation using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired, based on their estimated fair values.

Our allocation of the purchase consideration was finalized as of September 30, 2013. A summary of the final purchase price allocation and adjustments to goodwill are as follows:

(In thousands)

Goodwill as reported at December 31, 2012	$47,382

Adjustments:
Cash received from escrow	(389)
Increase in the fair value of investment in content	(226)
Valuation adjustment for tax liabilities	259
Valuation of registration right obligation	40
Total adjustments	(316)
Goodwill at September 30, 2013	$47,066

NOTE 4.             EQUITY EARNINGS IN AFFILIATE

In February 2012, the Predecessor acquired a 64% interest in ACL for total purchase consideration of £13.7 million or approximately $21.9 million excluding direct transaction costs. The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including more than 80 novels and short story collections, 19 plays, and a film library of nearly 40 made-for-television films. The acquisition was funded by a combination of cash on hand, a three-year, $18.0 million term loan from a bank and $2.7 million in subordinated debt from certain Acorn Media stockholders, which were all paid off at the closing of the Business Combination.

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

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarized financial information is derived from unaudited financial statements of ACL:

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	February 29, 2012 to
(In thousands)	September 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2012

Revenues	$11,326	$28,165	$2,760	$5,410
Film cost amortization	(7,731)	(19,156)	(966)	(1,461)
General, administrative and other expenses	(789)	(2,266)	(621)	(1,405)
Income from operations	2,806	6,743	1,173	2,544
Net income	$2,349	$5,218	$894	$1,940

Amounts have been translated from British Pound to U.S. Dollar using the average exchange rate for the periods presented.  The above operating results of ACL do not include step-up basis amortization resulting from the acquisition.

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

	Successor
(In thousands)	September 30,	December 31,
	2013	2012

Wholesale Distribution	$24,839	$42,037
IP Licensing	313	—
Direct-to-Consumer	—	3,032
Less: advances from distributor	(2,768)	(9,023)
Accounts receivable before allowances and reserves	22,384	36,046
Less: reserve for returns	(6,933)	(11,297)
Less: allowance for doubtful accounts	(53)	(138)
Accounts receivable, net	$15,398	$24,611

Accounts receivable includes both the current and noncurrent portion of accounts receivable.  Wholesale distribution receivables are primarily billed and collected by our U.S. distribution partner.

At September 30, 2013 and December 31, 2012, our U.S. distribution partner had advanced us approximately $2.8 million and $9.0 million, respectively, against future collection of our receivables, which they manage on our behalf.  Because our distribution partner has the right to offset our obligation to repay these advances against the receivables that are collected for us, these advances are netted against our receivables.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.              INVENTORIES

Inventories are summarized as follows:

	Successor
(In thousands)	September 30,	December 31,
	2013	2012

Packaged discs	$12,595	$17,248
Packaging materials	825	2,144
Other merchandise (1)	3,298	3,637
Inventories, net	$16,718	$23,029

(1)	Other merchandise consists of third-party products, primarily gifts, jewelry, and home accents.

During the nine months ended September 30, 2013 and 2012, we incurred impairment charges associated with our inventories due to adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  A summary of the impairment charges by quarter is as follows:

(In thousands)
	Successor	Predecessor
Three Months Ended	2013	2012

March 31st	$189	$149
June 30th	4,772	143
September 30th	1,234	275
Total inventory impairments	$6,195	$567

During the second quarter of 2013, we recorded an inventory impairment charge of $3.3 million resulting from the early termination arrangement with a content supplier. The impairment charge reflected the shortened sell-off period of three months beginning January 1, 2014.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.              INVESTMENTS IN CONTENT

Investments in content are as follows:

	Successor
	September 30,		December 31,
(In thousands)	2013		2012
	Advances and Production Costs	Production Development Costs	Advances and Production Costs	Production Development Costs
Leased Content:
Released	$63,200	$3,619	$69,737	$2,907
Unreleased	10,281	954	5,730	217
Produced and Acquired Content:
Released	3,915	633	1,420	223
Completed, not released	303	136	415	36
In-production	—	—	9,106	6
Investments in content, net	$77,699	$5,342	$86,408	$3,389

Investments in content include both the current and noncurrent portion of investments in content.

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

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  A summary of impairment charges by quarter during the nine months ended September 30, 2013 and 2012, is as follows:

(In thousands)
	Successor	Predecessor
Three Months Ended	2013	2012

March 31st	$607	$430
June 30th	2,620	430
September 30th	1,932	1,175
Total content impairments	$5,159	$2,035

As a result of the early termination with a key supplier during the quarter ended June 30, 2013, we incurred accelerated amortization and an impairment charge totaling $1.5 million reflecting the shortened content distribution arrangement.  In determining the fair value of content (Note 10, Fair Value Measurements), we employ a discounted cash flows (or DCF) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular content.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.              DEBT

Successor

Long term debt consists of the following:

	Successor
(In thousands)	September 30,	December 31,
	2013	2012

Revolving credit facility	$14,949	$7,551

Senior term notes:
Term loan – A	22,196	24,375
Term loan – B	13,317	14,625
Term loan – C	15,458	15,089
Principal balance outstanding	50,971	54,089
Less: debt discount	(2,354)	(2,864)
Total senior term notes	48,617	51,225

Subordinated notes payable and other debt	15,332	23,547
Total long term debt, including current portion, less debt discount	$78,898	$82,323

Current portion of long term debt	$15,040	$4,000

As of September 30, 2013, the current portion of our debt includes $10.75 million related to an acceleration of principal repayments resulting from the second Amendment and Waiver entered into on November 6, 2013, as disclosed below.

Credit Facility

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain of its subsidiaries (collectively, the Borrowers) entered into a Credit Agreement (the Credit Facility) with certain lenders and SunTrust, N.A., as Administrative Agent. The Credit Facility includes a five-year $15.0 million revolving credit facility and three tranches of senior term loans totaling $55.0 million.  The obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Borrowers.

On November 6, 2013, we entered into a second Amendment and Waiver (the Second Amendment) with respect to the Credit Facility. As of June 30, 2013 and September 30, 2013, we triggered a technical default of our financial covenants resulting from the negative impact on our EBITDA (as defined by the Credit Facility) of certain significant impairment and severance charges, totaling $10.5 million, recognized during the second quarter of 2013. The covenants impacted include: (1) senior debt-to-adjusted EBITDA, (2) total debt-to-adjusted EBITDA and (3) our interest coverage ratio. Each covenant is calculated on a trailing twelve month (or TTM) basis.  The significant second quarter impairment and severance charges were not contemplated in the covenant threshold determination when setting the covenant requirements in the first amendment (see below). The Second Amendment provides for (a) a full waiver of the second and third quarter financial covenant technical defaults and (b) modifies the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014, which is intended to cover on a TTM basis all future periods impacted by the charges recognized during the second quarter.  Based on our projected operating results, we believe that we will meet the revised covenants.  We did not incur any fees or default interest as a result of these technical defaults and waivers. We are in compliance with all other aspects of the Credit Facility including having made all debt service payments on time since inception.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The modified Leverage Ratios, as amended, are presented below:

	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2014	2014	2014	2014
Leverage Ratios:
Senior debt-to-adjusted EBITDA	4.58 to 1.00	4.02 to 1.00	2.00 to 1.00	2.00 to 1.00	1.50 to 1.00
Total debt-to adjusted EBITDA	7.54 to 1.00	6.90 to 1.00	3.40 to 1.00	2.50 to 1.00	2.05 to 1.00
Interest coverage ratio	1.31 to 1.00	1.44 to 1.00	2.84 to 1.00	3.00 to 1.00	3.00 to 1.00

The leverage ratios for the quarters following December 31, 2014 generally are:  senior debt-to adjusted EBITDA of 1.25 to 1.00, total debt-to-adjusted EBITDA of 1.75 to 1.00 and interest coverage ratio of 3.00 to 1.00.

In addition to the above, the Second Amendment includes a commitment by the company to make incremental principal payments on the Credit Facility totaling $1.75 million in 2013, $12.25 million in 2014 and $11.0 million in 2015.  The amendment removes the requirement for us to make accelerated principal payments of $7.5 million that was previously committed in the first amendment (see below). Based on our projected operating results and cash flows, we believe that we will be able to make all required principal payments.  The cash is expected to be generated from operating cash flows from normal business operations.

As of June 28, 2013, we entered into an Amendment and Waiver (the First Amendment) with respect to the Credit Facility. The First Amendment has been superseded by the Second Amendment as discussed above for the maximum permitted leverage ratios and the requirement to make incremental principal payments of $7.5 million by December 31, 2015. The First Amendment modified the Credit Facility (a) to increase the maximum permitted Leverage Ratio (as defined in the Credit Facility) from 3.0 to 1.0 to 3.8 to 1.0 for the quarter ended June 30, 2013, (b) to permit the Borrowers to retain (and not apply to debt service) dividends received from ACL and its subsidiaries between June 25, 2013 and December 31, 2013 and (c) to exclude aged trade payables from the Leverage Ratios until 2015. In addition, the Amendment requires that the Borrowers, for at least one business day of each calendar year, beginning with calendar year 2015, cause the principal amount of the revolving loans outstanding to be $7.5 million or less. After any repayment required by this provision, the Borrowers may reborrow all or any part of the revolving loans to the extent they are otherwise permitted to do so under the terms of the Credit Facility.

Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of September 30, 2013, we had borrowings outstanding of approximately $14.9 million under the revolving facility.  In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn. As of September 30, 2013, there was $51,000 of borrowing capacity; however due to the technical default, these funds were not available to be draw on prior to obtaining waivers, which were obtained on November 6, 2013.

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

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures. The Credit Facility also requires us to comply with minimum financial and operating covenants as disclosed above. The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against an EBITDA base, as defined in the Credit Facility. For covenant purposes, EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations. At September 30, 2013, we were in default of our financial covenants and on November 6, 2013, received waivers that cured the events of default.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our senior term loans have final maturities ranging from five to five and one-half years from issuance (October 2012), bear interest at rates that range from prime rate plus 5.0% to 6.25% or LIBOR plus 6.0% to 7.25%, payable quarterly. The term loan - C bears additional interest at a rate of 3% per annum paid-in-kind at maturity.  On December 10, 2012, RLJE entered into a forward interest rate cap agreement that effectively caps the LIBOR rate of interest at 1.25%. The interest rate cap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  We paid a one-time fixed fee of $23,000 for this rate cap agreement. The fair value of this interest rate cap agreement is insignificant.

Future minimum principal payments under the Credit Facility as of September 30, 2013 are as follows:

(In thousands)		Revolving
	Senior Notes	Credit Facility	Total

2013	$2,750	$—	$2,750
2014	16,250	—	16,250
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
Thereafter	15,458	—	15,458
	$50,971	$14,949	$65,920

Subordinated Notes Payable and Other Debt

Upon consummation of the Image Merger, we issued to the selling preferred stockholders of Image unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million. The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or nine months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  In May 2013, $439,000 interest was due on the promissory notes, of which $198,000 was paid in cash and the balance was added to principal. At September 30, 2013, our principal balance due pursuant to these notes was $15.0 million.

On July 3, 2012, Foyle’s War 8 Productions Ltd, a wholly-owned subsidiary of APL, entered into a cash advance facility with U.K. based Coutts and Co. for purposes of producing three ninety-minute television programs entitled “Foyle’s War 8.” The facility carried an interest rate of LIBOR plus 2.25%.  As of December 31, 2012, amounts owed under the facility were $8.7 million.  As of September 30, 2013, the outstanding balance was $290,000, which was fully repaid in October 2013. The assets and intellectual property created with Foyle’s War 8 will become part of collateral that secures the company’s Credit Facility during the fourth quarter of 2013.

In October 2013, the company began is pre-production of the next franchise series of Foyle’s War.  Acorn Productions (UK) Ltd, and Acorn Global Enterprises Ltd, both wholly-owned subsidiaries of APL, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  The facility is secured by (i) executed license agreements providing advances totaling approximately £5.9 million for the programs being produced that are in place with ITV Networks and, to a lesser extent, Acorn Global Enterprises Ltd., a wholly-owned subsidiary of Acorn Media; and (ii) U.K. tax credits of approximately £1.4 million based on anticipated qualifying production expenditures. The assets and intellectual property will become secured collateral of the company’s Credit Facility once the Coutts loan is fully paid and settled.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Predecessor

The Predecessor had a revolving line of credit which provided for borrowings of up to $10.0 million at the prevailing one-month LIBOR rate plus 1.90% (4.0% as of September 30, 2012).  At September 30, 2012, the Predecessor had approximately $6.3 million outstanding on the line of credit. The line of credit required the Predecessor to comply with certain financial covenants and was collateralized by the assets of Acorn Media. In February 2012, in connection with the closing of the acquisition of ACL, the Predecessor renegotiated and closed on a new borrowing facility with its existing bank. The new facility provided for borrowings of $28.0 million, which consisted of an $18.0 million term loan (the “Term Loan”) and a $10.0 million revolving line of credit (the “Line of Credit”), which replaced the previous line of credit. For outstanding borrowings on the Term Loan and the Line of Credit, the Predecessor could choose an interest rate equal to LIBOR or a fixed rate equal to the bank’s prime rate plus a margin based upon the Predecessor’s then leverage ratio.  Interest on outstanding borrowings was due monthly on the Line of Credit, and all amounts outstanding on the Line of Credit, including unpaid interest were due upon maturity of February 28, 2015. Principal only payments were due quarterly over the three-year term of the Term Loan and all remaining unpaid principal and all accrued interest were due upon maturity, February 28, 2015.  The Line of Credit and Term Loan were fully repaid in connection with the Image and Acorn Media Mergers.

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

NOTE 9.              STOCK WARRANTS

RLJE had the following warrants outstanding:

	Successor
	September 30, 2013
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	4.00 years

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the condensed consolidated balance sheet.  The registered warrants have a term of five years beginning October 3, 2012, and provide the warrant holder the right to acquire a share of our common stock for $12.00 per share. The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

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

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the warrants as of September 30, 2013 was $7.4 million.  The valuation of the registered warrants is a Level 1 measurement as the warrants are traded on the over-the-counter market.  Because RLJE has agreed not to exercise its redemption right pertaining to the Sponsor warrants and because the unregistered warrants have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The increase in the fair value of the warrants for the three and nine months ended September 30, 2013 of $3.9 million and $3.1 million, respectively, was included as a component of other income.

NOTE 10.           FAIR VALUE MEASUREMENTS

Successor

The following table represents RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring:

	Successor
(In thousands)	September 30, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability	$4,634	$—	$2,772	$7,406

The following table includes a rollforward of liabilities classified within Level 1 and Level 3:

	Successor
(In thousands)	Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324
Change in fair value of warrant liability	1,879	—	1,203	3,082
Warrant liability	$4,634	$—	$2,772	$7,406

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement information of assets and liabilities is classified in the table below:

	Successor
(In thousands)	Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$8,361	$8,361	$5,159

During the three and nine month periods ended September 30, 2013, the investments in content were written down by $1.9 million and $5.2 million, respectively, as a result of a change in fair value.  In determining the fair value, we employ a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of 2013, we reviewed and improved our process for achieving our forecasted revenue by title (or ultimates).  This process increased the emphasis placed on the input received from our sales and operations personnel. The review concluded that no significant adjustments were required.

Predecessor

The following table represents Predecessor’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of and for the nine months ended September 30, 2012.

	Predecessor
(In thousands)	Nine Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Total

Interest rate derivative at December 31, 2011	$—	$(36)	$—	$(36)
Change in fair value of interest rate derivative	—	5	—	5
Interest rate derivative at September 30, 2012	$—	$(31)	$—	$(31)

During the nine months ended September 30, 2012, investments in content with a carrying amount of $3.3 million were written down to their fair value resulting in an impairment charge of $2.0 million. Of this amount, $1.2 million was written down during the three months ended September 30, 2012. Our nonrecurring fair value measurement information of assets and liabilities during the nine months ended September 30, 2012 is classified in the table below:

	Predecessor
(In thousands)	Nine Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$1,270	$1,270	$2,035

NOTE 11.          CUSTOMER RELATIONSHIP

During the second quarter ended June 30 2013, we terminated our business relationship with an inventory fulfillment partner and recorded a sales return of approximately $2.4 million, which negatively impacted our gross margin by approximately $1.1 million.  During the third quarter of 2013, we received additional returns from our former fulfillment partner of approximately $400,000. Additionally, we agreed terms to early terminate a content output agreement with a content supplier effective December 31, 2013. The result of the termination was a non-cash charge of approximately $4.6 million recorded in the second quarter of 2013, which related to its unamortized content assets, including inventories, on the Company’s balance sheet.  There were no adjustments to these charges during the third quarter of 2013, and we have not had any comparable events in the prior periods.

NOTE 12.           TRANSACTION COSTS AND SEVERANCE

During the three and nine months ended September 30, 2013 (Successor), we incurred severance charges of $351,000 and $2.4 million, respectively, as part of the implemented reorganization from the formation of RLJE with former employees.  The severance charge was recorded as a component of general and administrative expense.  During the three and nine month periods ended September 30, 2012 (Predecessor), we incurred $60,000 of severance charges.

During the three and nine months ended September 30, 2012, the Predecessor incurred transaction costs of $2.0 million and $5.2 million, respectively, related to the Acorn Merger (Note 3, Business Combination) as well as the acquisition of ACL (Note 4, Equity Earnings in Affiliate). These costs are included in general and administrative expenses.  There were no similar transaction costs during 2013.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.          NET LOSS PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the three and nine months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Numerator – basic and diluted:
Net loss	$(8,508)	$(29,010)	$(482)	$(194)
Less net income (loss) attributable to noncontrolling interest	—	—	(13)	43
Net loss applicable to common shareholders	(8,508)	(29,010)	(469)	(237)
Less net loss applicable to restricted common shareholders	(182)	(273)	—	—
Net loss applicable to unrestricted common shareholders	$(8,326)	$(28,737)	$(469)	$(237)
Unrestricted common shareholders - net income (loss) per share:
Net loss – numerator	$(8,326)	$(28,737)	$(469)	$(237)
Weighted-average common shares outstanding – basic denominator	13,340	13,340	1,023	1,023
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted denominator	13,340	13,340	1,023	1,023
Net income (loss) per common share – unrestricted:
Basic and diluted	$(0.62)	$(2.15)	$(0.46)	$(0.23)
Restricted common shareholders - net income (loss) per share:
Net loss – numerator	$(182)	$(273)	$—	$—
Weighted-average common shares outstanding –
basic and diluted denominator	292	127	—	—
Net loss per common share –restricted:
Basic and diluted	$(0.62)	$(2.15)	$—	$—

For the Successor periods, outstanding warrants to acquire 21,041,667 shares of common stock are not included in the computation of diluted net loss per common share as the effect would not change the result of the calculation because they are anti-dilutive.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine month Predecessor periods ended September 30, 2012, outstanding options to acquire 75,140 shares of common stock of Acorn Media are not included in the computation of diluted net income per share as the effect would not change the result of the calculation because they are anti-dilutive.

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

NOTE 15.          RELATED PARTY TRANSACTIONS

Equity Investments in Affiliates

All of ACL’s staff is employed by APL. ACL was charged overhead and personnel costs for the three and nine months ended September 30, 2013 (Successor) of approximately $443,000 and $1.4 million, respectively. ACL was charged overhead and personnel costs for the three and nine months ended September 30, 2012 (Predecessor) of approximately $920,000 in each period. Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to APL of $4.0 million during the nine months ended September 30, 2013 (Successor) and $1.6 million and $2.7 million during the three and nine months ended September 30, 2012 (Predecessor), respectively. There were no dividends received during the three month period ended September 30, 2013. Dividends received were recorded as a reduction to the ACL investment account.

On February 29, 2012, certain shareholders of the Predecessor lent $2.7 million to the Predecessor in connection with the purchase of a 64% ownership interest in ACL (Note 8, Debt, for further discussion).

Foreign Currency

We recognized foreign currency gains and losses as a component of other income (expense) on amounts Acorn Media lent to APL and Acorn Australia. Amounts lent will be repaid based on available cash. During the three and nine months ended September 30, 2013, we recognized a gain of $1.1 million and a loss of $706,000, respectively.  During the three and nine months ended September 30, 2012, we recognized a gains of $686,000 and $310,000, respectively.

RLJ Companies, LLC

On June 27, 2013, RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.  These purchased liabilities are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Based Compensation

During the nine months ended September 30, 2013, 323,316 shares of restricted common stock were granted.  Of the 323,316 shares granted, 233,707 shares were granted to executive officers and directors and 89,609 shares were granted to other members of management. The shares were fair valued on the date of grant with a range of $3.72 - $5.97 per share, for a total value of approximately $1.7 million. The restricted shares will vest and be expensed over a three-year period for executive management and other management while restricted shares granted to directors vest over a one-year period. The vesting of restricted shares is subject to the achievement of certain service criteria, performance criteria, or both.

RLJ SPAC Acquisition, LLC

Mr. Robert L. Johnson through his company, RLJ SPAC Acquisition, LLC has entered into a plan to purchase up to $2.0 million of our outstanding common stock from time to time over a 24 month period beginning June 19, 2013. Any purchases under the plan will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations

All $2.0 million of Common Stock may not be purchased during such period.  The Plan may be terminated by Mr. Johnson at any time.

The repurchases by RLJ SPAC Acquisition LLC during the quarter is reported in Part II, Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

NOTE 16.           SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the date we issued these financial statements and had the following subsequent events since September 30, 2013 through our filing date.

Credit Facility

On November 6, 2013, we entered into an amendment for our Credit Facility. The details of this amendment are disclosed in Note 8, Debt of our consolidated financial statements.

Lease Commitments

In October 2013, we entered into a seven year lease agreement for new office space in Woodland Hills, California. All employees currently located in Chatsworth, California will move to the new location in Woodland Hills, California. The anticipated move will occur in February 2014. Total lease commitment is approximately $3.3 million plus a portion of the building operating expenses.

In October 2013, we entered into a four and a half year lease agreement for new office space in London, England. All employees currently located in two separate offices located in London will move to the new location in London, England. The anticipated move will occur in January 2014.  Total lease commitment is approximately $1.5 million plus a portion of the building operating expenses.

Other Debt

On October 28, 2013, a new credit facility was entered into for the financing of Foyle’s War 9 production. The details of this amendment are disclosed in Note 8, Debt of our consolidated financial statements.

Repurchase of shares by RLJ SPAC Acquisition LLC

As disclosed in Note 15, Related Party Transactions, RLJ SPAC Acquisition LLC, continues to repurchase our shares in the open market.

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

We acquire content rights in various categories, with particular focus on full-length motion pictures, urban programming, and British episodic mystery and drama.  We acquire this content in three ways.  Through long term agreements, we license multiple rights to third-party products.  We own content liabraries. We also develop, produce, and own original programming through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  We distribute this content across multiple platforms, including broadcast/cable, existing digital distribution formats:  download-to-own, rental, subscription video on demand (or SVOD), free video on demand (or FVOD); new digital channels platforms; DVD and Blu-ray retail and online ecommerce; and international broadcast licensing and sales.  Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Chatsworth, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We market our products through a multi-channel strategy encompassing (1) the development and licensing of original program offerings through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, as well as our fitness offerings; (2) wholesale distribution through partners covering brick and mortar establishments, and digital, mobile, broadcast and cable partners; and (3) a strong direct-to-consumer presence in the United States and United Kingdom through traditional catalog and e-commerce offerings.

APL manages our British drama co-productions, including the intellectual property rights owned by ACL and revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films. Beginning in 2014, ACL has commissioned a new writer to expand the Agatha Christie library content for a new title.

Our wholesale partners are broadcast, digital outlets and major retailers in the United States, Canada, United Kingdom and Australia, including, among others, Amazon, Walmart, Target, Costco, Barnes & Noble, iTunes, Netflix, BET, Showtime, DirectTV, and Hulu.  We have a catalog of owned and long term licensed content in excess of 5,300 titles, segmented into genre-based franchise content program lines such as Acorn (British drama/mystery, including content produced by ACL), Image (independent feature films, stand-up comedy), On-Cue, One Village (urban), Acacia (fitness), Slingshot Pictures (faith), Athena (educational), Criterion (art films) and Madacy (uniquely packaged collections of historical footage/documentaries).  Our owned content includes 25 Foyle’s War made for TV films; multiple instructional Acacia titles; and through our 64% ownership interest in ACL, a majority share of the Agatha Christie branded library.

Index
Our direct-to-consumer segment includes the continued roll-out of our proprietary digital channels, such as the subscription-based Acorn TV platform.  As of October 31, 2013, Acorn TV platform has over 40,000 paying subscribers.  We plan to invest, expand and launch additional subscription platforms in the near-term within the United States (or US), with platforms focusing on urban content.

RESULTS OF OPERATIONS

Our unaudited consolidated financial information for the three and nine months ended September 30, 2013, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K filed on April 10, 2013 (or 2012 Form 10-K).

The financial results for the three and nine months ended September 30, 2013 reflect the operating activities of RLJE and its subsidiaries (referred to as the “Successor” periods).  The results for the three and nine months ended September 30, 2012, reflect the operations of only Acorn Media and its subsidiaries businesses (referred to as the “Predecessor” periods). The comparative discussion below for these periods is based on accounting principles generally accepted in the United States (or US GAAP) and the results for the 2012 Predecessor periods are not indicative of, or comparable to, results for the 2013 Successor periods.

A proforma presentation which combines the Image business with the Acorn Media business for 2012 follows the discussion below.

Revenue

Revenue increased $12.2 million for the three months ended September 30, 2013 compared to 2012. The increase in the third quarter 2013 was due to Image revenues included in the Successor’s results. Image’s third quarter 2013 revenues were $13.0 million.  Acorn’s (Predecessor) revenue was down $786,000 for the third quarter 2013 compared to the prior year due to (i) higher than expected product returns from a former distribution partner that we terminated in the second quarter of 2013 and (ii) higher than expected  product returns from our Canadian distributor.  These declines were partially offset by solid growth in both our direct-to-consumer segment, which increased 7.7% or $549,000 for the quarter, and our UK wholesale distribution business which increased 12.6% or $283,000.  We experienced growth in our proprietary network, Acorn TV.  As of October 31, 2013, the pay subscribers for Acorn TV have grown by 100% to over 40,000 compared to December 2012.

Revenue increased $49.9 million for the nine months ended September 30, 2013 compared to 2012.  The increase was due to Image revenues included in the Successor’s results.  For the nine months ended September 30, 2013, Image revenues were $46.2 million.  Acorn (Predecessor) revenue increased by 6.4% or $3.7 million for the nine months ended September 30, 2013 versus 2012.  The increase was the result of (i) the release and performance of season 8 of our franchise series “Foyle’s War,” which contributed $8.0 million of revenues, (ii) year-over-year increases in our direct-to-consumer segment of 9.6% or $2.1 million, (iii) year-over-year increases in our UK wholesale distribution business of 7.3% or $546,000 and (iv) increased revenue generated from our proprietary network, Acorn TV, of $485,000.  These increases were partially offset by declines in our U.S. wholesale distribution business of $8.1 million, which resulted from (i) higher than expected returns from a former distributor that we terminated in the second quarter of 2013, (ii) timing of a high-profile franchise series title released in the second quarter of 2012 (“Doc Martin 5”) for which the current year’s release of “Doc Martin 6” will occur in the fourth quarter of 2013, and (iii) higher than expected returns from our Canadian distributor.

Cost of Goods Sold (“COGS”)

COGS increased by $12.6 million and $57.0 million for the three and nine months ended September 30 2013, respectively, compared to the same periods in 2012. The increase in COGS is primarily related to the inclusion of Image’s costs with Acorn’s (Predecessor) costs. Image’s COGS was $12.6 million and $48.9 million for the three and nine month periods ended September 30, 2013. During the current quarter and year-to-date results, we recorded COGS charges of $3.2 million and $11.4 million, respectively, for impairments of content rights and write-downs of inventories from shrinkage and obsolescence. We do not believe these impairments and inventory write-downs are indicative of future performance of ongoing business impairment and write-down charges. Our gross margin for the three and nine months ended September 30, 2013 was 24.4% and 17.4%.  Excluding the impairment and write-down charges discussed above, the gross margin was 34.1% and 28.0% for the three and nine months, respectively.

Index
Acorn’s COGS increased by $28,000 and $8.1 million for the three and nine months ended September 30, 2013.  Acorn’s increase in COGS for the year-to-date period was driven by:  (i) increased content amortization resulting from a step-up in recorded basis due to the Business Combination, (ii) content amortization from the release of “Foyle’s War 8” primarily in the first quarter of 2013, and (iii) non-cash impairment charges on certain content rights and related inventory as management refines its investment strategy.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased by $2.9 million and $13.1 million for the three and nine month periods ended September 30, 2013, compared to the same periods in 2012.  The increase in SG&A is primarily related to the inclusion of Image’s expenses with Acorn’s (Predecessor) results.  Image’s SG&A totaled $3.5 million and $13.9 million for the three and nine months ended September 30, 2013.  Excluding Image’s expenses, SG&A decreased for the three and nine month periods ended September 30, 2013 due to (i) one-time transaction costs incurred in 2012 related to the Business Combination, which did not repeat in 2013, and (ii) synergistic savings resulting from actions taken by management, offset by increased amortization related to intangible assets recognized in the Business Combination and severance charges. As of September 30, 2013, we have completed synergy operating changes that on an annualized basis will result in approximately $8.0 million in cash saving from reductions in operating expenses.  The majority ($6.2 million) of the savings come from staffing reductions primarily in our wholesale distribution segment (from changes made in our Image legacy operations) as we consolidated operations post-merger.  The remaining savings comes from operational efficiencies including but not limited to consolidation of distributors.

Loss from Operations

Loss from operations increased by $3.3 million and $20.2 million for the three and nine month periods ended September 30, 2013 versus the same periods during the prior year.  The increase in loss from operations relates primarily to the inclusion of Image operating losses in the Successor results.  The Image losses in the quarter and year-to-date periods were driven by (i) increased COGS from significant non-cash content impairment and inventory charges, (ii) increased content amortization and, (iii) severance charges.  The details of these charges are discussed above and in the related footnotes to the consolidated financial statements.

Interest Expense

Interest expense for the three and nine month periods ended September 30, 2013, was $2.0 million and $6.0 million, respectively compared to interest expense of $261,000 and $838,000 for the three and nine month periods ended September 30, 2012.  The increase in interest expense is the result of the expanded debt structure we entered into during the Business Combination.  We have principal debt outstanding of $78.9 million as of September 30, 2013 compared to $31.2 million as of September 30, 2012.

Total Other Income (Expense)

Total other income (expense) for the three and nine month periods ended September 30, 2013 was an expense of $3.5 million and $6.9 million, respectively, as compared to income of $702,000, and $263,000 for the three and nine month periods ended September 30, 2012.  The increase in expense during the current quarter was primarily due to (i) increases in interest expense, and (ii) change in the fair value of our warrant liability resulting in a $3.9 million charge; partially offset by (i) increased equity earning in affiliates resulting from improved profits from our 64% ownership interest in ACL, and (ii) foreign currency exchange gain.  The increase in expense during the nine month period is primarily due to (i) increases in interest expense, (ii) change in the fair value of our warrant liability resulting in a $3.1 million charge, and (iii) and foreign currency exchange loss; partially offset by increased equity earning in affiliates resulting from improved profits from our 64% ownership interest in ACL.

Index
Income Taxes

We recorded income tax expense of $670,000 and $1.7 million for the three and nine month periods ended September 30, 2013 (Successor), respectively, compared to a provision of $123,000 and $203,000 for the three and nine month periods ended September 30, 2012 (Predecessor), respectively.  We provide income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 24%.  We are not providing a tax provision (benefit) on our U.S. operations as we have historically had and continue to provide a full valuation allowance on the U.S. net operating losses.

Proforma Income Statement

The following unaudited proforma financial information for the three and nine month periods ended September 30, 2013 and 2012, reflects the operating results of RLJE as if Image and Acorn Media were acquired as of January 1, 2012. The unaudited proforma financial information does not include adjustments for the Business Combination transaction costs and severance incurred and other one-time expenses, nor does it include adjustments for synergies. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such historical dates or periods, or of RLJE’s future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	Actual	Proforma (1)	Actual	Proforma (1)
Revenues	$32,741	$39,152	$107,333	$121,161
Costs of sales	24,747	27,007	88,627	85,206
Gross profit	7,994	12,145	18,706	35,955
Selling, general and administrative expenses	12,345	16,202	39,181	45,961
Loss from operations	(4,351)	(4,057)	(20,475)	(10,006)
Equity earnings of affiliates	1,364	294	2,924	1,318
Interest expense, net	(2,019)	(1,938)	(6,027)	(5,814)
Other income (expense)	(2,832)	675	(3,751)	2,450
Provision for income taxes	(670)	(123)	(1,681)	(46)
Net loss	$(8,508)	$(5,149)	$(29,010)	$(12,098)

Adjusted EBITDA	$3,717	$(4,547)	$1,179	$6,503

Notes to the Proforma Income Statement Table:
(1)  An adjustment for interest expense has been made to the prior year three and nine month ended September 30, 2012 as if the existing debt was in place throughout the period.

Proforma Revenue

Revenue decreased by $6.4 million to $32.7 million for the three month period ended September 30, 2013 when compared to the same period in 2012. The decrease was driven by a decrease in our wholesale distribution segment as follows: (i) the timing release of one high-profile title (“The Tall Man”) released in 2012 with no equivalent release in 2013 (we have three high-profile titles releasing in the fourth quarter of 2013 including “The Colony,” “Paradise” and “Doc Martin 6”), (ii) a significant reduction in rebates and sales return reserves in 2012 that did not repeat in the same quarter of the current year, and (iii) higher than expected sales returns from a former distribution partner, which was terminated in the second quarter of 2013, and from our Canadian distributor. These declines were partially offset by solid growth in both our direct-to-consumer segment, which increased 7.7% or $549,000 for the quarter, and our UK wholesale distribution business, which increased by 12.6% or $283,000. We experienced growth in our proprietary network, Acorn TV.  As of October 31, 2013, the pay subscribers for Acorn TV have grown by 100% to over 40,000 compared to December 2012.

Index
Revenue for the nine month period ended September 30, 2013, declined by $13.8 million to $107.3 million from $121.2 million compared to the same nine month period in 2012.  The decrease was driven by a decrease in our wholesale distribution segment, primarily within the US market, as follows:  (i) the full release of five high-profile releases in 2012 (“The Double,” “All Things Fall Apart,” “Beneath the Darkness,” “The Tall Man,” and “Doc Martin 5”) versus only two high-profile releases in 2013 year-to-date (“The Numbers Station” and “Day of the Falcon”), (ii) a significant reduction in rebates and sales return reserves in 2012, that did not repeat in the current year, and (iii) higher than expected sales returns from a former distributor and from our Canadian distributor. These declines were partially offset by solid growth in both our direct-to-consumer segment, which increased 9.6% or $2.1 million for the nine months, and our UK wholesale distribution business, which grew $7.3% or $546,000 year-to-date versus prior year. We experienced growth in our proprietary network, Acorn TV.  Acorn TV contributed $485,000 in increased revenues for the nine months ended September 2013.

Proforma Cost of Goods Sold (“COGS”)

COGS decreased by $2.3 million to $24.7 million from $27.0 million for the three months ended September 30, 2013, versus the same three month period in 2012.  The decrease in COGS resulted from the year-over-year decrease in revenue, partially offset by the impairment charges of certain content rights and related inventories.  These impairments and inventory write-downs were across a range of branded content. Our gross margin for the three months ended September 30, 2013 was 24.4% compared to 31.0% in 2012, respectively.   Excluding the significant 2013 impairment and write-down charges, the gross margin was 34.1% for the three month ended September 30, 2013.

COGS increased by $3.4 million for the nine month period ended September 30, 2013, compared to the same period in 2012.  During the second quarter of 2013, management began the early termination of a multi-year content output arrangement with a content supplier.  The supplier agreement was originally scheduled to expire in 2017, but is now scheduled to terminate effective December 31, 2013, with a 90-day sell off period through March 2014. After careful consideration, management terminated this arrangement because our analysis indicated we could achieve higher risk-adjusted returns on other product lines and the content did not meet several of our strategic guidelines, including prospects for growth and opportunity to distribute across multiple distribution channels.  The termination agreement was executed on July 23, 2013.  The impact of this management decision resulted in an accelerated amortization and an impairment of the remaining content rights and inventories totaling $4.6 million, which includes accelerated amortization of $603,000.  Beginning in 2014, we intend to invest the cash historically spent on the terminated agreement on other new content rights that are expected to meet management’s return thresholds.

During the nine-month period ended September 30, 2013, we recorded additional impairment charges on our inventory and investments in content of $7.4 million compared to charges of $2.6 million during the same period in 2012.  These increased impairments resulted from our refined investment strategy and adjustments to our ultimate revenue forecast for every title.  These charges were partially offset by a decrease in COGS resulted from the year-over-year decrease in revenue during the nine month period.  Our gross margin for the nine months ended September 30, 2013 was 17.4% compared to 29.7% in 2012.  Excluding the significant 2013 impairment and write-down charges, the gross margin was 28.0% for the nine months September 30, 2013.

Proforma Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased by $3.9 million to $12.3 million from $16.2 million for the three month period ended September 30, 2013, compared to the same period in 2012. The decrease relates to expense reductions from merger transactions cost recorded in 2012 totaling $2.9 million, of which $2.0 million was incurred by Acorn, and cost benefits from staff reductions and operational efficiencies of approximately $2.5 million offset by increased amortization of intangible assets of $1.2 million and an increase in severance charges of $291,000 from $60,000 in 2012 to $351,000 in 2013.

SG&A expense decreased by $6.8 million for the nine month period ended September 30 2013, compared to same period in 2012. The decrease relates to expense reductions from one-time merger transactions cost recorded in 2012 totaling $7.8 million, of which $5.2 million was incurred by Acorn, and cost benefits from staff reductions and operational efficiencies of approximately $5.0 million offset by increased amortization of intangible assets of $3.7 million and an increase in severance charges of $2.3 million from $60,000 in 2012 to $2.4 million in 2013.

Proforma Loss from Operations

Operating loss increased by $294,000 and $10.5 million, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012.  The increase for the three months ended September 30, 2013, is due to a $6.4 million decrease in revenue offset by decreases in COGS of $2.3 million and in SG&A of $3.9 million.  The increase in operating losses of $10.5 million for the nine month period ended September 30, 2013, is due to a $13.8 million decrease in revenue and a $3.4 million increase in COGS offset by a decrease in SG&A expenses.

Index
Proforma Adjusted EBITDA

Unaudited proforma financial information reflects the operating results of RLJE as if Image and Acorn Media were acquired as of the periods indicated. These combined results are not necessarily indicative of the results that may have been achieved had the combined companies been combined as of such dates or periods, or of our future operating results.

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material noncash items that allows investors to analyze the operating performance of the business using the same metric management uses.  The exclusion of noncash items better reflects our ability to make investments in the business and meet obligations.  Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. The Company uses this measure to assess operating results and performance of its business, perform analytical comparisons, identify strategies to improve performance and allocate resources to its business segments. While management considers Adjusted EBITDA to be important measures of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with US GAAP. Not all companies calculate Adjusted EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated Adjusted EBITDA to consolidated US GAAP net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	Actual	Proforma	Actual	Proforma
Net loss	$(8,508)	$(5,149)	$(29,010)	$(12,098)

Amortization of content	13,947	15,513	50,535	49,508
Cash investment in content	(10,346)	(21,756)	(38,276)	(50,163)
Depreciation and amortization	1,388	1,413	4,308	4,246
Interest expense	2,019	1,938	6,027	5,814
Provision for income tax	670	123	1,681	46
Transactions costs and severance	351	2,901	2,369	7,786
Warrant liability fair value adjustment	3,884	—	3,082	—
Stock-based compensation	312	470	463	1,364
Adjusted EBITDA	$3,717	$(4,547)	$1,179	$6,503

SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the date we issued these financial statements and had the following subsequent events since September 30, 2013 through our filing date.

Credit Facility

On November 6, 2013, we entered into an amendment for our Credit Facility. The details of this amendment are disclosed in Note 8, Debt of our consolidated financial statements.

Index
Lease Commitments

In October 2013, we entered into a seven lease agreement for new office space in Woodland Hills, California. All employees currently located in Chatsworth, California will move to the new location in Woodland Hills, California. The anticipated move will occur in February 2014. Total lease commitment is approximately $3.3 million plus a portion of the building operating expenses.

On October 2013, we entered into a four and a half year lease agreement for new office space in London, England. All employees currently located in two separate offices located in London will move to the new location in London, England. The anticipated move will occur in January 2014.  Total lease commitment is approximately $1.5 million plus a portion of the building operating expenses.

Other Debt

On October 28, 2013, a new credit facility was entered into for the financing of Foyle’s War 9 production. The details of this amendment are disclosed in Note 8, Debt of our consolidated financial statements.

Repurchase of shares by RLJ SPAC Acquisition LLC

As disclosed in Note 15, Related Party Transactions, RLJ SPAC Acquisition LLC, continues to repurchase our shares in the open market.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2013, our cash and cash equivalents was approximately $2.6 million.  As of December 31, 2012, our cash and cash equivalents was approximately $4.7 million and $7.4 million was available under our revolving credit facility.  During the first nine months of 2013, liquidity tightened for the following reasons:

•	We incurred higher than expected transaction costs associated with the closing of the Business Combination.

•	The legacy Image business has significant short-term vendor debts that are past due, which resulted in increased payments and modified business relationships in the short term.

•	The business is seasonal similar to consumer/wholesale retail and the earlier quarters are historically lower in terms of revenues and operating profits than the fourth quarter.

As of September 30, 2013, we had a working capital deficit of $11.4 million.  For the nine months ended September 30, 2013, we incurred a net use of cash of $1.5 million resulting from our operating activities. The net use of cash was largely attributable management’s use of cash flow to payoff largely pre-merger vendor trade payables.  For the nine months ended September 30, 2013, we paid approximately $13.9 million of past due vendor short-term trade payables and distributor advances.  The payment of approximately $13.9 million is reflected in the Consolidated Statement of Cash Flows as (1) $7.6 million reduction in accounts payable and accrued liabilities and (2) $6.3 million in recoupments on advances by our U.S. distributor.  These advances are presented net of the gross accounts receivable balance (Note 5, Accounts Receivable).

Beginning in the fourth quarter of 2013, we believe the deficit in our cash used in operating activities will be positively impacted by:

•	The seasonal fourth quarter sales, which generate 35-40% of our annual sales revenue;

•	The full realization of approximately $8.0 million in synergy changes that will be realized in 2014;

•	Improved gross margin from re-allocating $15.0 million of capital into higher yielding content; and

•	Revenue expansion and continued positive EBITDA results from operating improvements.

Index
We have agreed in our second amendment (Second Amendment) to the credit facility entered into on November 6, 2013, to use a portion of our projected 2014 cash flow to make accelerated principal payments to our lenders to reduce our leverage.  As a result of this agreement, we have classified $15.0 million of principal payments as current liabilities versus $4.0 million as of December 31, 2012 (Note 8, Debt).  We are forecasting that the incremental principal reduction will be paid from our 2014 free cash flows.  These incremental payments are not expected to affect our ability to increase content investment or meet normal operating commitments.  We believe that our current financial position combined with our forecasted operational results, will be sufficient to meet our commitments.

The cash used in operating activities during the nine months ended September 30, 2013, was provided by our cash reserves as of December 31, 2012 and cash provided by our investing activities.  During the first nine months of 2013, significant factors affecting cash provided by investing and used in financing activities were:

•	dividends received from ACL ($4.0 million);

•	net borrowing under our revolving credit facility ($7.4 million); and

•	repayment of long term debt ($11.5 million).

On June 27, 2013, RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.

Capital Resources

Cash

As of September 30, 2013, we had cash of $2.6 million, as compared to $4.7 million as of December 31, 2012.

Borrowing Availability

At September 30, 2013, there was $51,000 of remaining borrowing capacity under the revolving line of credit, which became available on November 6, 2013, once receiving a waiver curing certain financial covenant defaults.

Credit Facility

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain of its subsidiaries (collectively, the Borrowers) entered into a Credit Agreement (the Credit Facility) with certain lenders and SunTrust, N.A., as Administrative Agent. The Credit Facility includes a five-year $15.0 million revolving credit facility and three tranches of senior term loans totaling $55.0 million.  The obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Borrowers.

On November 6, 2013, we entered into a second Amendment and Waiver (the Second Amendment) with respect to the Credit Facility. As of June 30, 2013 and September 30, 2013, we triggered a technical default of our financial covenants resulting from the negative impact on our EBITDA (as defined by the Credit Facility) of certain significant impairment and severance charges that totaling $10.5 million recognized during the second quarter of 2013. The covenants impacted include: (1) senior debt-to-adjusted EBITDA, (2) total debt-to-adjusted EBITDA and (3) our interest coverage ratio. Each covenant is calculated on a trailing twelve month (or TTM) basis.  The significant second quarter impairment and severance charges were not contemplated in the covenant threshold determination when setting the covenant requirements in the first amendment (see below). The Second Amendment provides for (a) a full waiver of the second and third quarter financial covenant technical defaults and (b) modifies the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014, which is intended to cover on a TTM basis all future periods impacted by the charges recognized during the second quarter.  Based on our projected operating results, we believe that we will meet the revised covenants.  We did not incur any fees or default interest as a result of these technical defaults or waivers. We are in compliance with all other aspects of the Credit Facility, including having made all debt service payments on time since inception.

Index
The modified Leverage Ratios, as amended, are presented below:

	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2014	2014	2014	2014
Leverage Ratios:
Senior debt-to-adjusted EBITDA	4.58 to 1.00	4.02 to 1.00	2.00 to 1.00	2.00 to 1.00	1.50 to 1.00
Total debt-to adjusted EBITDA	7.54 to 1.00	6.90 to 1.00	3.40 to 1.00	2.50 to 1.00	2.05 to 1.00
Interest coverage ratio	1.31 to 1.00	1.44 to 1.00	2.84 to 1.00	3.00 to 1.00	3.00 to 1.00

The leverage ratios for the quarters following December 31, 2014 generally are:  senior debt-to adjusted EBITDA of 1.25 to 1.00, total debt-to-adjusted EBITDA of 1.75 to 1.00 and interest coverage ratio of 3.00 to 1.00.

In addition to the above, the Second Amendment includes a commitment by the company to make incremental principal payments on the Credit Facility totaling $1.75 million in 2013, $12.25 million in 2014 and $11.0 million in 2015.  The amendment removes the requirement for us to make accelerated principal payments of $7.5 million that was previously committed in the first amendment (see below). Based on our projected operating results and cash flows, we believe that we will be able to make all required principal payments.  The cash is expected to be generated from operating cash flows from normal business operations.

As of June 28, 2013, the Borrowers and the lenders entered into an Amendment and Waiver (the First Amendment) with respect to the Credit Facility. The First Amendment has been superseded by the Second Amendment as discussed above for the maximum permitted leverage ratios and the requirement to make incremental principal payments of $7.5 million by December 31, 2015. The First Amendment modified the Credit Facility (a) to increase the maximum permitted Leverage Ratio (as defined in the Credit Facility) from 3.0 to 1.0 to 3.8 to 1.0 for the quarter ended June 30, 2013, (b) to permit the Borrowers to retain (and not apply to debt service) dividends received from ACL and its subsidiaries between June 25, 2013 and December 31, 2013 and (c) to exclude aged trade payables from the Leverage Ratios until 2015. In addition, the Amendment requires that the Borrowers, for at least one business day of each calendar year, beginning with calendar year 2015, cause the principal amount of the revolving loans outstanding to be $7.5 million or less. After any repayment required by this provision, the Borrowers may re-borrow all or any part of the revolving loans to the extent they are otherwise permitted to do so under the terms of the Credit Facility.

Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of September 30, 2013, we had borrowings outstanding of approximately $14.9 million under the revolving facility.  In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn. As of September 30, 2013, there was $51,000 of borrowing capacity; however due to the technical default, these funds were not available to be draw on prior to obtaining waivers, which were obtained on November 6, 2013.

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

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures. The Credit Facility also requires us to comply with minimum financial and operating covenants as disclosed above.

The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against a EBITDA base, as defined in the Credit Facility. For covenant purposes, EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations. At September 30, 2013, we were in default of our financial covenants and on November 6, 2013, received waivers that cured the events of default.

Index
Our senior term loans have final maturities ranging from five to five and one-half years from issuance (October 2012), bear interest at rates that range from prime rate plus 5.0% to 6.25% or LIBOR plus 6.0% to 7.25%, payable quarterly. The term loan - C bears additional interest at a rate of 3% per annum paid-in-kind at maturity.  On December 10, 2012, RLJE entered into a forward interest rate cap agreement that effectively caps the LIBOR rate of interest at 1.25%. The interest rate cap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  We paid a one-time fixed fee of $22,750 for this rate cap agreement. The fair value of this interest rate cap agreement is insignificant.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on April 10, 2013.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES

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

ITEM 1A.           RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on April 10, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2013, there have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

July 1, 2013 to July 31, 2013	34,096	$5.53	60,596	$1,682,392
August 1, 2013 to August 31, 2013	33,561	$5.79	94,157	$1,487,978
September 1, 2013 to September 30, 2013	11,441	$5.49	105,598	$1,425,152

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2013 and September 30, 2013, we triggered a technical default of our financial covenants (see Note 8, Debt of our Consolidated Financial Statements). On November 6, 2013, we entered into a second Amendment and Waiver (the Second Amendment) with respect to the Credit Facility. The Second Amendment provides for (a) a full waiver of the second and third quarter financial covenant technical defaults and (b) modifies the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014. The Second Amendment also provides for certain accelerated principal repayments.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

None.

Index
ITEM 6.                Exhibits

10.1†*	Employment Agreement, dated as of July 18, 2013, by and between Miguel Penella and RLJ Entertainment, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	November 7, 2013	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2013	By:	/S/ ANDREW S. WILSON
Andrew S. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
EXHIBIT INDEX

10.1†*	Employment Agreement, dated as of July 18, 2013, by and between Miguel Penella and RLJ Entertainment, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.