Form 10-K
period 2013-12-31
RLJ ENTERTAINMENT, INC.
filed 2014-03-19
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 001-35675

RLJ ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4950432
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

8315 Georgia Avenue, Suite 650, Silver Spring, Maryland, 20910
(Address of principal executive offices, including zip code)

(301) 608-2115

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

The aggregate market value of the voting stock held by non-affiliates computed on June 30, 2013, based on the sales price of $4.80 per share:  Common Stock - $34,262,448.  All directors and executive officers have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

The number of shares outstanding of the registrant’s common stock as of March 17, 2014:  13,640,256

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its proxy statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

RLJ ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2013 (or Annual Report or 2013 Form 10-K) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

▪	Our financial performance, including our ability to achieve revenue growth and depreciation, amortization, cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA), margins or realize synergies;
▪	Our ability to make scheduled payments or to refinance our debt obligations;
▪	Our ability to satisfy financial ratios;
▪	Our ability to fund planned capital expenditures and development efforts;
▪	Our inability to gauge and predict the commercial success of our programming;
▪	The ability of our officers and directors to generate a number of potential investment opportunities;
▪	Our ability to maintain relationships with customers, employees, suppliers and lessors;
▪	Delays in the release of new titles or other content;
▪	The effects of disruptions in our supply chain;
▪	The loss of key personnel;
▪	Our public securities’ limited liquidity and trading; or
▪	Our ability to continue to meet the NASDAQ Capital Market continuing listing standards.

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed above and elsewhere, including “Item 1A.  Risk Factors” below.  If any of these risks occur, our business, results of operations, and financial condition could be harmed, the price of our common stock could decline and you may lose all or part of your investment, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

EXPLANATORY NOTE

On October 3, 2012, the business combination of RLJ Entertainment, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc. was completed.  For financial reporting purposes, the financial statements accompanying this Annual Report have been divided into (i) the “Predecessor” period (pre-October 3, 2012) which include the activities of Acorn Media Group, Inc. and its subsidiaries, and (ii) the “Successor” periods (post-October 3, 2012) which include the activities of RLJ Entertainment, Inc. and its subsidiaries, including Image Entertainment, Inc. and Acorn Media Group, Inc.  Results for the predecessor period are not indicative of, or comparable to, results for the successor period.  “We,” “our” or “us” when used in this Annual Report refer to RLJ Entertainment, Inc. and its subsidiaries for the successor period, and Acorn Media Group, Inc. and its subsidiaries for the predecessor period, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Overview

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.”

For financial reporting purposes, RLJE is the acquirer of Image and Acorn Media.  Prior to the closing of the Business Combination on October 3, 2012, RLJE had no meaningful operating activities.  Acorn Media was determined to be the Predecessor based primarily on its significantly higher purchase price relative to Image. The Business Combination was accounted for in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and accordingly, the assets and liabilities were recorded using fair values at October 3, 2012.  The Statement of Operations for the year ended December 31, 2013 is not comparable to the prior year as a result of the acquisition accounting applied and differences in the length of the periods presented.  The “Predecessor” period (financial information presented prior to October 3, 2012) includes the activities of Acorn Media.  The “Successor” period (financial information presented post-October 3, 2012) includes the activities of RLJE, Image and Acorn Media.  “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted. RLJE is organized as follows:

We acquire content rights in various categories, with particular focus on British episodic mystery and drama, urban programming, and full-length motion pictures.  We acquire this content in two ways.

▪	Through long-term exclusive licensing agreements where we secure multiple rights to third-party programs. Generally, the rights we secure include DVD and Blu-ray, streaming, download-to-own, download-to-rent, video-on-demand (or VOD), broadcast and theatrical.

▪	We also develop, produce, and own original drama television programming through our wholly-owned subsidiary, Acorn Productions Ltd. (or “Acorn Productions”) and our majority-owned subsidiary, Agatha Christie Limited (or ACL), as well as to fitness programs through our Acacia brand.

We control a program library of over 5,300 titles in genres such as scripted television drama and mysteries, independent action thriller and horror feature films, urban/African-American, lifestyle/fitness, faith and long-form documentaries.

We monetize this content across multiple platforms, including broadcast/cable, digital distribution formats:  subscription video on demand (or SVOD), free video on demand (or FVOD), download-to-own, download-to-rental; and DVD and Blu-ray retail and online ecommerce.

We market our products through a multi-channel strategy encompassing:

▪	The licensing of original program offerings through our wholly-owned subsidiaries, Acorn Productions and Acorn Global Enterprises Ltd. (or Acorn Global), and our majority-owned subsidiary, ACL (our Intellectual Property Licensing or IP Licensing segment);

▪	Wholesale through brick and mortar, ecommerce, digital, mobile, broadcast and cable partners (our Wholesale segment); and

▪	Direct-to-consumer activities in the United States (or U.S.) and United Kingdom (or U.K.) including traditional catalog and e-commerce offerings and our proprietary subscription-based digital platforms (our Direct-to-Consumer segment).

Acorn Productions manages and develops our intellectual property rights on British drama and mysteries.  These rights include our 64% ownership of ACL.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes publishing and TV/film rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library contains approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films. In 2013, ACL commissioned a new writer to expand the Agatha Christie library with a new Hercule Poirot novel.  Our television productions are launched after the pre-sale of the initial broadcast license, international TV distribution rights and home video rights.  The pre-sale of these rights alongside the realization of tax incentives allows Acorn Production to reduce production risks.

Our wholesale partners are broadcast, digital outlets and major retailers in the U.S., Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirectTV, and Hulu.  We have a catalog of owned and long-term licensed content that is segmented into genres such as Acorn (British drama/mystery, including content produced by ACL), Image (independent feature films, stand-up comedy), One Village (urban), Acacia (fitness), Athena (educational) and Madacy (uniquely packaged collections of historical footage/documentaries).  Our owned content includes 25 Foyle’s War made for TV films; multiple instructional Acacia titles; and through our 64% ownership interest in ACL, a majority share of the Agatha Christie branded library.

Our Direct-to-Consumer segment includes the continued roll-out of our proprietary digital channels, such as the subscription-based British mystery and drama network, Acorn TV.  As of December 31, 2013, Acorn TV had over 57,000 paying subscribers, compared to 20,000 as of the end of December 2012.  We expect the subscriber base for Acorn TV to continue grow as we add more exclusive premiere of new British mystery drama releases.

In January 2014, we expanded our proprietary digital channels by launching Acacia TV in the U.S. and Europe.  Acacia TV is a fitness and lifestyle channel promoting healthy, joyful lives.  Subscribers to Acacia TV have access to the full catalog of Acacia fitness videos, customized fitness routines, and other wellness programming produced exclusively for Acacia TV such as nutritional information and food preparation videos.  This new digital channel is available on computers, tablets and smartphones, with Roku and Android applications slated for completion by March 2014 and an application for iPad later in 2014.  Our plan is to build content for Acacia TV that will be attractive to the current Acacia direct-to-consumer customer, driving frequency of visits to the Acacia website and increasing customer retention.  By continuing to add content to this digital channel we plan build it into the flagship of the Acacia brand.

In June 2014, we plan on launching an urban digital proprietary network targeting a broad range of the African-American households in the U.S.  The network is anticipated to skew towards a younger demographic versus our Acorn TV offering.  The content will leverage our current urban content library from Image along with investment in new content in the form of co-productions and acquisitions.

Business Combination/Merging of Image and Acorn Media

On October 3, 2012, the business combination of RLJE, Image and Acorn Media was completed.  In 2013, we completed the integration of Acorn Media and Image Entertainment and we accomplished the following:

▪	Right sized the organization, made operational, synergistic changes that represent approximately $8.0 million in annual cost savings, which were partially realized in 2013. The majority of the synergies came from the elimination of redundant roles and the consolidation of back-end operations of $6.2 million;

▪	Reallocated capital in content investments that are expected to meet our required thresholds of profitability. Part of this effort was the decision to terminate one of Image’s larger content distribution contracts;

▪	Strengthened RLJE’s financial status by paying-down short-term debt and deleveraging the company through accelerated principal payments;

▪	Consolidated fulfillment partners to better manage capital and reduce costs (further discussed in this 2013 Form 10-K under “Outsourced Services”);

▪	Further leveraged our content library rights: exploiting U.S. feature film content into the U.K. market, monetizing new windows of exploitation (i.e. exclusive VOD and ultraVOD). Expanded investments in proprietary digital platforms;

▪	Negotiated new leases for several of our office locations to reduce operating costs and consolidate office space;

▪	Upgraded and merged general ledger financial systems for all U.S. locations to improve visibility, control and processes over financial data;

▪	Added new experienced media and entertainment personnel to the executive management team to assist with meeting long-term strategic goals and;

▪	Focused on improvements in operating cash-flow to help solidify further growth opportunities and clarify the RLJE investment thesis.

Strategic Direction of the Company

RLJE’s management believes that the progressive convergence of television and the internet will deepen competition for the attention of viewers and increase the value of content, in particular for scripted television, independent feature films and niche programming.  RLJE intends to create long-term value for its shareholders by investing in its program library and strengthening its relationship with end consumers:

▪	Program library: RLJE intends to focus its content investments primarily in the development of IP rights for television dramas and the licensing of exclusive rights for scripted television, independent feature films, urban content, fitness/wellness programs and documentaries.

▪	Direct relationship with consumers: RLJE will invest in the development of proprietary SVOD channels such as Acorn TV, Acacia TV and the new urban network in order to develop a direct and ongoing relationship with viewers. Management views these channels as a new window of exploitation of its content, and as complementary to other forms of distribution.

▪	Other long-term growth strategies include:

1.	The exploitation of our film and television library outside the U.S. Key target markets including, Europe and Asia.

2.	The acquisition of content libraries that fit and or complement our genre based focus.

3.	Continue to expand our direct-to-consumer business.

4.	Evaluate opportunities to introduce ad-based revenue to our proprietary channels without devaluing the value proposition to our subscribers.

5.	Evaluate and pursue opportunities to own broader digital distribution platforms, including cable/satellite networks or VOD providers where we can distribute our content and expand our brands.

Investments in Content

Our business model relies on developing and acquiring content that satisfies the desire of niche audiences for higher quality programs within specific genres.  We then monetize content agnostically across all platforms.  When developing content, we develop new treatments from the intellectual property (or IP) we own.  We also acquire finished programs through long-term exclusive contracts. We invest in content offerings that we believe will meet or exceed management’s 20% return-on-investment (or ROI) threshold.  Our definition of ROI is the return on investment over the life of the investment (generally 10 years) and it is calculated by estimating the future earnings and discounting the earnings using a risk free rate, subtracting the costs associated with maintaining the investment, including overhead divided by the initial investment.

Excluding Acorn Productions and ACL, RLJE invests approximately $45 - $60 million annually in content.  These investments are added to its balance sheet as program rights and expensed through the statement of operations as either advance or overage royalty payments.  During 2013, management worked extensively on the reallocation of the company’s content investments pursuing higher financial returns, with a minimum ROI of 20%, and strong strategic program acquisitions.  Management divested out of content genres and deals that were not profitable; not meeting our gross margin thresholds; or areas where we could not acquire full long-term rights or control over the content.  Additionally, for our licensed British mystery and drama TV investments, management continued its focus on programs that could attract a younger demographic, and have the potential to develop into long-term franchises.  Management also expanded its pursuit for all rights for the Acorn/British mystery and drama line.

Our investments in content provide us with significant cash flow value and generate working capital which is continuously redeployed to acquire or produce new offerings and fund strategic initiatives.  Some of the key program releases in 2013, which generated a significant amount of revenues for us are as follows:

British Mystery & Drama

British Mystery and Drama:

▪            Doc Martin
▪            Foyle’s War
▪            Midsomer Murders
▪            Agatha Christie’s Poirot
▪            Miss Fisher’s
▪  Murder Mysteries
▪            Murdoch Mysteries
▪            Broadchurch
▪            The Fall
▪            Tinker, Taylor, Soldier, Spy
▪            Prime suspect
▪            Upstairs, Downstairs
▪            I, Claudius:  The Complete Series
▪            Rosemary and Thyme
▪            Miss Marple
▪            Jack Taylor
▪            New Tricks
▪            George Gently
▪            Jack Irish
▪            Mr. and Mrs. Murder
▪            The Saint

Urban:

▪ All Things Fall Apart ▪ Red Hook Summer ▪ Winnie Mandela ▪ Dark Girls ▪ The Last Fall ▪ David E Talbert’s, What My ▪ Husband Doesn’t Know ▪ Dysfunctional Friends ▪ 35 and Ticking

Action/Thriller:

▪ The Double ▪ The Numbers Station ▪ The Colony ▪ Day of the Falcon ▪ Memorial Day ▪ Stranded ▪ The Resident ▪ Airborne ▪ The Way Back ▪ Gun

Comedy:

▪            Paradise
▪            Kevin Hart:  I’m a Grown Little Man
▪            Jeff Dunham:  Arguing with Myself
▪            Jeff Dunham:  Spark of Insanity
▪            Louis CK:  Chewed up
▪            Jim Gaffigan:  Mr. Universe
▪            DL Hughley: Reset
▪            A Little Help

Horror:

▪ Tall Man ▪ Beneath the Darkness ▪ Lovely Molly ▪ Dead Season ▪ State of Emergency ▪ Evidence ▪ Chain Letter ▪ Frankenstein Theory ▪ The Wicked ▪ Chillerama ▪ Reanimator

Life/Fitness/Documentarie

▪           Body By Bethenny
▪          SparkPeople: 28 Day Bootcamp
▪          Xtend Barre: Lean & Chiseled
▪          Exhale Core Fusion 30 Day Sculpt
▪          Shiva Rea Core Yoga
▪          Bethenny's SkinnyGirl Workout
▪          Lisa Whelchel's Everyday Workout for the Everyday Woman
▪          Ageless with Kathy Smith Staying Strong
▪          Ultimate Kettlebell Workout for Beginners
▪          Exhale: Core Fusion Barre Basics for Beginners

Growth Strategy

Our growth strategy for the next 12 – 18 months is focused on growth while keeping operating costs contained and improving net income and Adjusted EBITDA. We plan to achieve this goal through organic activities including:

▪	Redeployment of capital from 2013 terminated content output film deal into content that yields higher revenues and profitability across both feature film and TV drama content categories;

▪	Production and purchase of new intellectual property rights, particularly for British scripted dramas and mysteries, and urban/African-American content;

▪	Acquisition of long-term and exclusive broad exploitation rights for finished programs across key genres such as British television, urban, independent feature films, fitness/lifestyle and documentaries that meet financial criteria of at least 20% ROI including allocation of all direct and indirect costs through net income before taxes;

▪	Expansion of content offerings on all current and emerging digital platforms as consumers migrate from hard goods to digital consumption. In particular, the expansion of our proprietary SVOD channels through new investments in exclusive content, promotion and information technology (or IT) infra-structure. Digital platforms also create opportunities for RLJE to improve gross margin as the cost to deliver can be considerably lower;

▪	Expansion of international distribution footprint. Expand licensing and direct exploitation efforts in territories such as Europe and Asia.

Our business model does not rely on significant program investments hoping for large returns like box office movies for studios.  We strive to maximize the value of our program library by pursuing the development and acquisition of content with long-term value and by actively managing all windows of exploitation.  Our brands and long-running franchise promote customer loyalty and lower investment risk.

Our Primary Brands

With a focus on high-quality British mystery and drama television, action and thriller independent feature films and diverse urban content, along with fitness and documentary lines, our library of owned and long-term licensed content exceeds 5,300 titles. The titles are segmented into genre-based, franchise and content program lines and exploited through our various brands. A summary of our brands are as follows:

The bestselling novelist of all time, Agatha Christie has sold more than 2 billion books, and her work contains more than 80 novels and short story collections, 19 plays and a film library of nearly 40 TV productions. In February 2012, Acorn Media Group acquired a 64% stake in Agatha Christie Limited (or ACL). Known for specializing in the best of British television, Acorn monitizes high-quality dramas and mysteries to the broadcast/cable and home video windows within the North American, U.K. and Australian markets. Acorn is known for mystery and drama franchises and has been releasing TV movie adaptations featuring Agatha Christie’s two most famous characters, Hercule Poirot and Miss Marple, for over a decade, both series ranking among our all-time bestselling lines. Through Agatha Christie Limited, Acorn manages the vast majority of Agatha Christie publishing and television/film assets worldwide and across all mediums and actively develops new content and productions. In addition to film and television projects, ACL recently commissioned Sophie Hannah to expand the Agatha Christie Poirot library with a new book title. The Agatha Christie family retains a 36% holding, and Mathew Prichard, Agatha Christie’s grandson, remains Chairman of ACL. We recognize our share of ACL Earnings within our IP Licensing segment, and we account for our investment in ACL using the equity method of accounting.

Using the Acorn brand, Acorn Productions provides us access to new content as a permanent presence in the U.K. television programming community. We further leverage the Acorn brand in our direct-to-consumer outlets in the U.S. and U.K for our home-video releases and other complementary merchandise. With a mission to provide exceptional entertainment, imaginative gifts and uncommon quality, we market to consumers via two print catalogs,  our online outlets, and our subscription digital television channel. The Acorn catalog (www.acornonline.com) focuses on British television, specialty programming and other distinctive merchandise. The digital channel Acorn TV offers viewers up to 800 hours of high-quality British television programming, streaming 24/7 without commercials and on demand. New content is added on a weekly basis. Paid subscribers have access to all of the available programming, but Acorn TV offers several options to “try before you buy” through YouTube, Nook and Roku. Some of the series currently airing on Acorn TV are Midsomer Murders, Touching Evil, Queer as Folk, Upstairs Downstairs, Blue Murder, Lillie, The Last Detective, Agatha Christie’s Marple and Murdoch Mysteries. As of December 31, 2013, Acorn TV surpassed 57,000 paid subscribers. Revenues from Acorn are generated and reported in the IP Licensing, Wholesale and Direct-to-Consumer segments.

Image Entertainment (or Image) is a leading film and television licensee focusing on action, thriller, and horror independent feature films and stand-up comedy. Image licenses exclusive long-term exploitation rights across all distribution channels, with terms ranging generally from 5 to 25 years. Image content is currently distributed in the U.S. and Canada through broadcast/cable, physical and digital platforms. In 2014, we will begin to exploit Image-branded content in the U.K. and Australia as well. Our Image titles that generated the highest amount of revenues in 2013 were The Colony and The Numbers Station. All of the revenues generated by the Image brand are included in the Wholesale segment.

Our One Village Entertainment brand is devoted to the development, production and acquisition of diverse products specifically targeting consumers seeking quality urban entertainment. Content under this brand includes feature films, stand-up comedy, staged plays, documentaries and music aimed at the urban and African American consumer. One Village strives to become a dominant force in the urban genre by providing the marketplace with a vast collection of higher quality and relevant programming. In 2014, we are set to launch a new proprietary urban digital channel, drawing on One Village’s programming and presenting provocative and compelling original content, including films, documentaries and specials. In 2013, One Village Entertainment’s highest revenues were generated from Winnie Mandela and The Last Fall. All of the revenues generated by the One Village Entertainment brand are included in the Wholesale segment.

Other Brands

Acacia

Acacia is a healthy-living brand that encompasses original programming on DVD, a direct-to-consumer catalog and a recently launched digital channel called Acacia TV. Acacia provides distinctive, nature-oriented products to enhance customers’ enjoyment of their surroundings, and to improve their appearance and well-being. We cater to customers seeking quality products that focus on physical and spiritual well-being, fitness and natural decor.

Athena

Athena is a branded line of home-video products providing a rich and enjoyable learning experience to intellectually curious consumers. These in-depth, entertaining, long-form documentaries facilitate the pursuit of lifelong learning on a diverse range of subjects. Programs include 8- to 20-page booklets with title-specific content, DVD extras and exclusive web content to enhance the learning experience and provide viewers with valuable supplementary information. Our Athena products are available through the Acorn direct-to-consumer catalog.

Image Madacy Entertainment

The Image Madacy Entertainment library includes classic television, historical footage, horror and theatrical titles, as well as numerous special-interest projects. Some of the widely distributed titles include The Three Stooges, The Lucy Show, The John Wayne Collection, The Lone Ranger Collection, Bonanza and The Beverly Hillbillies, as well as documentaries about World War I and II, the Civil War, the Vietnam War, NASA, dream cars, trains and various travel collections.

Trademarks

We currently use several registered trademarks including: Acorn, Acorn Media, Acacia, Athena, Yoga to the Rescue, Healthy Joyful Living, Keeping Fit, Keeping Fit in Your 50s, Engage Your Mind Expand Your World, The Best British TV, The Best British Television, Acorn TV, Image, Image Entertainment, One Village Entertainment, Image Madacy Entertainment, and Midnight Madness Series.  We also currently use registered trademarks through our majority-owned subsidiary ACL including: Agatha Christie, Miss Marple and Poirot.  In March 2013, we filed a U.S. Federal trademark, “RLJ Entertainment.”

The above-referenced trademarks, among others, are registered with the U.S. Patent and Trademark Office and various international trademark authorities.  In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.  We believe our trademarks have value in the marketing of our products.  It is our policy to protect and defend our trademark rights.

Segments

RLJE’s management views the operations of the company based on three distinct reporting segments: (1) Intellectual Property Licensing (or IP Licensing); (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these operating segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own, produce and then exploit worldwide in various formats including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.  Our Wholesale and Direct-to-Consumer segments consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video and downloading but how the content is exploited is different.  The Wholesale segment distributes the content to third parties such as Walmart, Best Buy, Target and Costco while the Direct-to-Consumer segment distributes directly to the consumer through different exploitation channels.  The Direct-to-Consumer reporting segment distributes content through proprietary e-commerce websites, mail-order catalogs and digitally streaming channels (Acorn TV, Acacia TV and a new urban network to be launched in 2014) and also included in this segment are the sales of retail merchandise through our proprietary catalogs Acorn and Acacia.

For financial reporting purposes, the financial statements and financial information within this Form 10-K have been divided into:

▪	The Successor period (post-October 3, 2012) comprises the activities of RLJE and its subsidiaries, which includes Image Entertainment and Acorn Media.

▪	The Predecessor period (pre-October 3, 2012) comprises the activities of Acorn Media and its subsidiaries prior to the purchase of RLJE. The results for the Predecessor period are not indicative of, or comparable to, results for the Successor period because it excludes the financial activity of RLJE and its subsidiaries and Image Entertainment.

Net revenues by reporting segment for the periods presented are as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

IP Licensing	$8,019	$––	$––
Wholesale	115,397	41,507	36,356
Direct-to-Consumer	41,414	18,022	21,474
Total revenues	$164,830	$59,529	$57,830

Assets for each reporting segment and Corporate as of December 31, 2013 and 2012 are as follows:

	Successor
(In thousands)	December 31,
	2013	2012

IP Licensing	$36,127	$34,736
Wholesale	162,162	179,787
Direct-to-Consumer	15,964	24,897
Corporate	7,211	3,208
Total assets	$221,464	$242,628

IP Licensing

A summary of the IP Licensing segment’s revenues and expenses is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

Revenue	$8,019	$––	$––
Operating costs and expenses	(7,967)	(47)	(501)
Depreciation and amortization	(89)	(31)	(8)
Share in ACL earnings	3,296	695	983
IP Licensing segment contribution	$3,259	$617	$474

Our IP Licensing segment includes owned intellectual property that is either acquired or created by us and is licensed for exploitation worldwide.  The operating activities consist of our 100% interest in Foyle’s War Series 8 and Series 9, with anticipated release in late 2014 or early 2015. Our IP Licensing segment does not include revenues generated or costs incurred from the exploitation of Foyle’s War Series 8 by our Wholesale segment. Also included is our 64% majority interest in ACL, which holds the IP rights to approximately 80 novels and short story collections and 19 plays written by Agatha Christie and exploited globally through film, TV, stage, digital games and book publishing income streams.  ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors by the minority shareholder. We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements beginning February 29, 2012 when Acorn Media acquired its 64% ownership interest in ACL. Gross margin percentages generated from content that is owned is generally higher than margins realized from content that is not owned.

As part of our growth strategy, we plan to continue to produce and own more intellectual property with an emphasis in British mysteries and dramas and urban programming.

Wholesale

A summary of the Wholesale segment’s revenues and expenses is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

Revenue	$115,397	$41,507	$36,356
Operating costs and expenses	(124,710)	(37,100)	(28,534)
Depreciation and amortization	(3,115)	(1,508)	(383)
Wholesale Distribution segment contribution	$(12,428)	$2,899	$7,439

The Wholesale segment consists of acquisition of content, content enhancement and worldwide exploitation of exclusive content in various formats to third parties such as Walmart, Best Buy, Target and Costco.  We market and exploit our exclusive content through agreements that generally range from 5 to 25 years in duration.  The revenues generated in our Wholesale segment are historically our most consistent revenue stream.

While standard DVD comprise a majority of our revenues within this segment, Blu-ray titles and related revenues continue to increase given the format’s growing acceptance.  We believe that the affordability of larger screen high-definition television (or HDTV) and ease of use as an entertainment hub in consumer households will continue to accelerate the conversion from standard DVD to Blu-ray formats for all demographics.  We also believe there is a significant opportunity for us to realize increased revenues from customers of Acorn branded British mystery and drama product who will be converting their standard DVD collection to Blu-ray.  It is expected that future revenues generated from DVD and Blue-ray sales will decline and sale of content to consumers through digital, streaming video and downloading will increase in future years.

We engage in the exclusive wholesale of the digital rights to our library of audio and video content. The demand for the types of programming found in our library continues to increase as new digital retailers enter the online marketplace.  We seek to differentiate ourselves competitively by being a one-stop source for these retailers who desire a large and diverse collection of entertainment represented by our digital library.  We enter into non-exclusive arrangements with retail and consumer-direct entities whose business models include the digital delivery of content. We continue to add video and audio titles to our growing library of exclusive digital rights each month.  Our current digital video library contains approximately 3,200 individual video programs.  The near-term challenges faced by all digital retailers are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits.  Some of our digital retailers include Netflix, iTunes, Amazon.com, Hulu, Microsoft Xbox Live Marketplace, Sony Playstation, YouTube/Google, Vudu, Vevo, Intel, Roku and Samsung.

We further exploit our product in the ‘traditional’ VOD channels, wherein consumers pay a fee to watch programming via their cable or satellite operators.  This business model has expanded in recent years to include exclusive windows for VOD monetization prior to other channels of exploitation.  For example, a high-profile release may be released on VOD prior to theatrical exploitation.  In that instance, we would receive higher price points and better placement with our VOD providers.  We have accelerated our utilization of these windows in 2013, with favorable results.  Our partners in the VOD space include DirecTV, Dish, inDemand, AT&T Uverse, Vubiquity and Warner Digital Distribution. We also exploit our product to cable networks in the United States.  Traditionally, our Acorn product has been sold to PBS or its affiliated stations, while our feature-length product has been sold to a wide array of customers.  These cable networks include BET, Chiller, Fearnet, SyFy, CW, Disney, and Lifetime.

We hold international exploitation rights to approximately 750 video and audio programs currently exploited on all formats to countries outside of North America.  Outside North America, we sublicense distribution in the areas of home entertainment, television and digital through distribution partners such as Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia, each of which pays us a royalty for their distribution of our products.

Direct-to-Consumer

A summary of the Direct-to Consumer segment’s revenues and expenses is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

Revenue	$41,414	$18,022	$21,474
Operating costs and expenses	(44,762)	(17,613)	(23,529)
Depreciation and amortization	(2,931)	(23)	(6)
Direct-to-Consumer segment contribution	$(6,279)	$386	$(2,061)

The Direct-to-Consumer segment exploits the same content as the Wholesale segment but exploits the content directly to consumers through various channels.  The content is exploited through our proprietary e-commerce websites, mail-order catalogs (Acorn and Acacia), and digitally streaming channels in both the U.S. and U.K.  The revenues generated from our digital subscription channels are:  Acorn TV, Acacia TV beginning in January 2014, and a new urban network to be launched in 2014 and they are also reported within the Direct-to-Consumer segment.  We are continually rolling-out new content on our digital channels and attracting new subscribers.  As of December 31, 2013, Acorn TV had over 57,000 subscribers compared to 20,000 subscribers at December 31, 2012.  During 2013, we delivered 24.2 million in catalogs of which 23.3 million were delivered in the U.S. and 900,000 were delivered in the U.K.  We had approximately 5.6 million visitors in 2013 to our websites with 4.0% of the visitors purchasing our products.  The catalogs and online businesses have diverse product offerings.  Through our brands, Acorn and Acacia, our products offered include DVDs, lifestyle products for the discerning British mystery consumer, apparel, jewelry, and decorative household items.

In 2011, Acorn Media launched an online paid subscription model with the stated goal to be a distinctive point for consumers with interest in high-quality British TV programming.  Viewership continues to grow with free subscriptions offered over a 30 day period.  Acorn TV is currently available through the branded Acorn website and through applications currently with YouTube, Roku and Nook consumers.  New applications are in development for iPads and Samsung devices with additional marketing programs underway with various online platforms.  During 2014, we plan on investing in more exclusive content for our digital channels and additional IT infrastructure to support the expected growth.  In addition, we are establishing partnerships with device manufactures and other third-party digital platforms to assist with increasing viewership and subscribers during 2014.

In January 2014, we expanded our proprietary digital channels by launching Acacia TV in the U.S. and Europe.  Acacia TV is a fitness and lifestyle channel with the primary goal of assisting viewers in living healthy, joyful lives.  Subscribers to Acacia TV have access to the full catalog of Acacia fitness videos, customized fitness routines for adding variety, and video content produced exclusively for Acacia TV such as nutritional information and food preparation videos.

Outsourced Services

During the second quarter of 2013, we consolidated fulfillment partners within our Wholesale segment to better manage capital and reduce costs.  Under a five-year Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE), SPHE acts as our exclusive manufacturer in North America to meet our hard good manufacturing requirements (DVD and Blue-ray), and to provide related fulfillment and other logistics services in exchange for certain fees.  Our agreement with SPHE expires in August 2015. Under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and also the risk of inventory loss with respect to the inventory they manage on our behalf.

In addition to conventional manufacturing, we also utilize SPHE’s capability to manufacture-on-demand (or MOD).  MOD services are provided for replication of slower moving titles, which helps avoid replicating larger minimum quantities of certain titles and can be used for direct-to-consumer sales as needed.  Under our agreement, SPHE also provides certain operational services at our direction, including credit and collections, merchandising, returns processing and certain IT functions.

We believe the SPHE agreement provides us with several significant advantages, including:

▪	The ability to sell directly to key accounts such as Walmart, Best Buy and Costco, which eliminates other third-party distributor fees, provides incremental revenues, higher gross margin and the ability to better manage retail inventories;

▪	Access SPHE’s point of sale reporting systems to better manage replenishment of store inventories on a daily basis; and

▪	Access SPHE’s extensive Scan-Based Trading network that features product placement in over 20,000 drug and grocery outlets.

We also outsource certain post-production and creative services necessary to prepare a disc master and packaging/advertising materials for manufacturing and marketing of our products.  Such services include:

▪	Packaging design;
▪	DVD/Blu-ray authoring and compression;
▪	Menu design;
▪	Video master quality control;
▪	Music clearance; and
▪	For some titles, the addition of enhancements, such as:
➢	multiple audio tracks;
➢	commentaries;
➢	foreign language tracks;
➢	behind-the-scenes footage; and
➢	interviews.

In the U.K., we have a fulfillment and logistics services arrangement with Sony DADC UK Limited which is similar to the arrangement we have with SPHE in North America.

In the U.S., Netrada is our outsourced fulfillment partner that assists with managing our Direct-to-Consumer segment’s catalog business. They provide the following services:  customer service, order management and fulfillment, cash collection, credit card processing, merchandise return processing, and inventory management.

Marketing and Sales

Our in-house marketing department manages promotional efforts across a wide range of off-line and online platforms.  Our marketing efforts include:

▪	Point-of-sale advertising;
▪	Print advertising in trade and consumer publications;
▪	Television, outdoor, in-theater and radio advertising campaigns;
▪	Internet advertising, including viral and social network marketing campaigns;
▪	Direct response campaigns;
▪	Dealer incentive programs;
▪	Trade show exhibits;
▪	Bulletins featuring new releases and catalogue promotions; and
▪	Public relations outreach programs.

RLJE maintains its own sales force, and has a direct selling relationship with the majority of its broadcast and cable/satellite partners, and retail customers.  We sell our programs to broadcasters, cable and satellite providers, traditional, specialty and internet retailers, rental outlets, wholesale distributors and through alternative exploitation, including direct-to-consumer print catalogs, proprietary e-commerce websites, direct response campaigns, subscription service/club sales, proprietary SVOD subscription channels, home shopping television channels, other non-traditional sales channels, kiosks and sub-distributors.  Examples of our key broadcast/cable/satellite partners are DirectTV, Starz, BET and public television stations.  Examples of our key sell-thru customers are Amazon.com, Walmart, Best Buy Co., Target, Costco and HMV. Examples of our key distribution partners are Entertainment One Films Canada Inc., Video Products Distributors, Ingram Entertainment, ITV Global Enterprises and All3Media. Examples of key rental customers are Netflix and Redbox.

We also focus on special market sales channels, outside the traditional marketplace, to take advantage of our large and diverse catalog and specifically target niche sales opportunities.  Examples of our key customers within special markets are Midwest Tapes and Waxworks.  Another special market channel is scanned-based trading in conjunction with SPHE.  Through SPHE’s scanned-based trading system, our products are placed in grocery and drug stores and retail chains such as Albertsons, Stater Brothers, Hannaford, CVS, Shopko, Kroger and Safeway.

Additionally, in connection with our Distribution Services and License Agreement with SPHE, SPHE agreed to perform certain sales and inventory management functions at Walmart, Best Buy and Target.  By using SPHE, we benefit from having a major studio present RLJE’s product alongside its own releases, which include well known motion pictures.  SPHE is our primary vendor of record for shipments of physical product to North American retailers and wholesalers and, as the vendor of record, they are responsible for collecting these receivables and remitting these proceeds to us.  In the U.K., similar services are provided by Sony DADC UK Limited.

We allow our retailers to return unsold wholesale inventory.  We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Our inventory returns, as a percentage of our current wholesale revenues, average between 20%-35% on a quarterly basis and varies with seasonality, as well as timing and acceptance of new releases. We also allow consumers from our direct-to-consumer businesses to return video and non-video merchandise, and we reserve for estimated returns as we do in our wholesale business.  Return rates from direct-to-consumer sales range from 5%-15%.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

Customer Concentration

Amazon and Entertainment One Films Canada, Inc accounted for approximately 13.6% and 10.3% respectively, of our net revenues for the period ended December 31, 2013.  We do not have any other customers which accounted for more than 10.0% of our net revenues for the period ended December 31, 2013.  Our top five customers accounted for approximately 42.1% of our net revenues for the period ended December 31, 2013 which includes Amazon and Entertainment One Films of Canada.  At December 31, 2013, SPHE and Netflix accounted for approximately 43.8% and 17.3%, respectively, of our gross accounts receivables.

Competition

We face competition from other independent distribution companies, major motion picture studios and broadcast and internet outlets in securing exclusive content distribution rights.  We also face competition from online and direct-to-consumer retailers, as well as alternative forms of leisure entertainment, including video games, the internet and other computer-related activities.  The success of any of our products depends upon consumer acceptance of a given program in relation to current events as well as the other products released into the marketplace at or around the same time.  Consumers can choose from a large supply of competing entertainment content from other suppliers.  Many of these competitors are larger than us.  Our DVD and Blu-ray products compete for a finite amount of brick-and-mortar retail and rental shelf space. Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which can be supported by additional placement fees or previous sales success.  Programming is available online, delivered to smart phones, tablets, laptops personal computers, or direct to the consumers’ TV set through multiple internet ready devices and cable or satellite VOD.  Digital and VOD formats are growing as an influx of new delivery devices such as the Apple iPad and the Microsoft Xbox gain acceptance in the marketplace.  As of December 31, 2013, approximately 59 million tablets were owned in the U.S. and the number is rapidly growing.  We face increasing competition as these platforms continue to grow and programming providers enter into distribution agreements for a wider variety of formats.

Our ability to continue to successfully compete in our markets is largely dependent upon our ability develop and secure unique and appealing content, and to anticipate and respond to various competitive factors affecting the industry, including new or changing product formats, changes in consumer preferences, regional and local economic conditions, discount pricing strategies and competitors’ promotional activities.

Industry Trends

According to The Digital Entertainment Group (or DEG), consumer home entertainment spending in calendar 2013 exceeded $18.2 billion, or a 1% year-on-year growth.  This seemingly stable revenue base for the industry is the result of two opposing trends off-setting each other.  While revenues from physical formats (lead by the maturing of DVD’s) decreased year over year by 9%, revenues from digital formats increased year over year by 24%.

Digital content spending, including electronic sell-through (or EST) or Digital EST, VOD and subscription streaming, increased 23.9% to over $6.4 billion as reported in DEG’s January 2014 report.  Consumer spending on Digital EST alone grew 47.1% in 2013.

Blu-ray spending increased approximately 5.0% during calendar 2013 versus calendar 2012.   DEG reported that in 2013 the number of homes with Blu-ray playback devices, including set-top boxes, game consoles and home-theater-in-a-box systems, reached nearly 72 million.  DEG also reported that consumers purchased more than 38 million HDTV sets during 2013, bringing the number of HDTV households to more than 96 million.

According to PricewaterhouseCoopers LLP’s Global Entertainment and Media Outlook for 2013-2017 (issued June 2013), consumer spending for the overall physical home entertainment segment in the U.S. is projected to decline at a 6.8% compound annual rate over the 2013-2017 period to approximately $9.3 billion in 2017.  While the decline in consumer spending on physical home entertainment continues, although at a lower rate than in past years, it is substantially offset by the increase in consumer spending on electronic home video.  Consumer spending on electronic distribution, primarily from downloading and streaming, is projected to increase at a compounded annual rate of 17.0% over the 2013-2017 period as a result of growth in existing services (e.g. Netflix, Apple, Microsoft, etc.), augmented with new download service providers, growth in video-friendly hardware (e.g. tablets) and growing consumer acceptance of digital lockers.

Employees

As of February 14, 2014, we had 114 U.S.-based employees at our Maryland, California and Minnesota locations of whom, 109 are full-time and five of whom are part-time employees.  We had 36 employees at our U.K. and Australia locations of whom, 30 are full-time and six are part-time employees.

Available Information

Under the menu “Investors—SEC Filings” on our website at www.rljentertainment.com, we provide free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information contained on our website is not incorporated herein by reference and should not be considered part of this Annual Report.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Liquidity and Credit Facility

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions, which may or may not be successful, to satisfy our obligations under our indebtedness. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with certain lenders and SunTrust, N.A., as Administrative Agent (the Credit Facility) and senior secured notes. In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

▪	Our debt holders could declare all outstanding principal and interest to be due and payable; and
▪	We could be forced into bankruptcy or liquidation.

Our Credit Facility contains covenants that may limit the way we conduct business.  Our Credit Facility contains various covenants limiting our ability to:

▪	incur or guarantee additional indebtedness;
▪	pay dividends and make other distributions;
▪	pre-pay any subordinated indebtedness;
▪	make investments and other restricted payments;
▪	make capital expenditures;
▪	enter into merger or acquisition transactions; and
▪	sell assets.

These covenants may prevent us from raising additional debt or equity financing, competing effectively or taking advantage of new business opportunities.

Additionally, our Credit Facility includes covenants that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be certain we will satisfy those ratios.  Also, our Credit Facility includes language that states that a material adverse change in our business, assets or prospects would be considered an “event of default.”  If we are unable to comply with the foregoing or other covenants, satisfy the financial ratios, and comply with the required reporting and other requirements, or should an event of default occur, as determined and invoked by the Credit Facility, a default may occur under our Credit Facility.  In the event of default, unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations, and financial condition, depending upon our outstanding balance at the time.

We may not be able to generate the amount of cash needed to fund our future operations. Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and development efforts, will depend on our ability to generate cash in the future.  Our ability to generate cash is in part subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that we will be able to make future borrowings in amounts sufficient to enable us to pay the principal and interest on our current indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our liquidity substantially depends on our cash-on-hand, operating cash flows and ability to collect cash receipts.  At December 31, 2013, our cash and cash equivalents were approximately $7.7 million and we had no availability to borrow against our revolving credit facility. Therefore, we are reliant on our cash-on-hand, operating cash flows and ability to collect cash receipts to fund our operations and meet our financial obligations.  Delays or any failure to collect our trade accounts receivable would have a negative effect on our liquidity.  We may need to seek additional sources of financing, which may not be available on acceptable terms or at all.

We have pledged our intellectual property assets to secure our Credit Facility, and this represents a risk to our business, results of operations, and financial condition. In order to secure the financing necessary to operate our business, we pledged all of our intellectual property rights as collateral to our Credit Facility. If we were to default on our obligations to our senior lender under the existing credit facility, we could forfeit our intellectual property and, thereby, a primary source of revenue. This could have a material adverse effect on our business, results of operations, and financial condition.

Risks Relating to Our Business

We have limited working capital and limited access to financing.  Our cash requirements, at times, may exceed the level of cash generated by operations. Accordingly, we may have limited working capital.

Our ability to obtain adequate additional financing on satisfactory terms may be limited and our Credit Facility may prevent us from incurring additional indebtedness.  Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution.  If adequate financing is not available at all or it is unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

Our business requires a substantial investment of capital.  The production, acquisition and distribution of programming require a significant amount of capital. Capital available for these purposes will be reduced to the extent that we are required to use funds otherwise budgeted for capital investment to fund our operations and/or make scheduled payments on our debt obligations. Curtailed content investment over a sustained period could have a material adverse effect on future operating results and cash flows.  Further, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our television programs or motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our operating cash flow and from other financing sources. Although we intend to continue to mitigate the risks of our production exposure through pre-sales and financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of new television programs and motion pictures. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our inability to gauge and predict the commercial success of our programming could adversely affect our business, results of operations, and financial condition.  Operating in the entertainment industry involves a substantial degree of risk.  Each video program or feature film is an individual artistic work, and its commercial success is primarily determined by unpredictable audience reactions.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible external factors, all of which are subject to change and cannot be predicted.  Timing is also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g., an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).  Our success depends in part on the popularity of our content and our ability to gauge and predict it.  Even if a film achieves success during its initial release, the popularity of a particular program and its ratings may diminish over time.  Our inability to gauge and predict the commercial success of our programming could materially adversely affect our business, results of operations, and financial condition.

We may be unable to recoup advances paid to secure exclusive distribution rights.  Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Most agreements to acquire content require upfront advances against royalties or net profits expected to be earned from future distribution.  The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates.  If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of advances paid.  We recorded impairments of $6.4 million during 2013 related to our investments in content and $6.5 million related to inventory impairments during 2013.

Our inability to maintain relationships with our program suppliers and vendors may adversely affect our business.  We receive a significant amount of our revenue from the distribution of content for which we already have exclusive agreements with program suppliers.  However, titles which have been financed by us may not be timely delivered as agreed or may not be of expected quality.  Delays or inadequacies in delivery of titles, including rights clearances, could negatively affect the performance of any given quarter or year.  In addition, results of operations and financial condition may be materially adversely affected if:

▪	We are unable to renew our existing agreements as they expire;
▪	Our current program suppliers do not continue to support digital, DVD or other applicable format in accordance with our exclusive agreements;
▪	Our current content suppliers do not continue to license titles to us on terms favorable to us; or
▪	We are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive or high-profile titles in a timely and efficient manner.

Disputes over intellectual property rights could adversely affect our business, results of operations, and financial condition.  Our sales and net revenues depend heavily on the exploitation of intellectual property owned by us or third parties from whom we have licensed intellectual property. Should a dispute arise over, or a defect be found in, the chain of title in any of our key franchises, this could result in either a temporary suspension of distribution or an early termination of our distribution license. This could have a material adverse impact on our business, results of operations, and financial condition.

We, and third parties that manage portions of our secure data, are subject to cybersecurity risks and incidents. Our direct-to-consumer business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and our financial and strategic data. The protection of our customer, employee and company data is vitally important to us. While we have implemented measures to prevent security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist us in managing our secure data could materially adversely affect our business, financial condition and results of operations.

A high rate of product returns may adversely affect our business, results of operations, and financial condition.  As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.  We have experienced a high rate of product returns over the past three years.  We expect a relatively high rate of product returns to continue, which may materially adversely affect our business, results of operations, and financial condition.

We depend on third-party shipping and fulfillment companies for the delivery of our products.  If these companies experience operational difficulties or disruptions, our business could be adversely affected.  We rely on SPHE, our distribution facilitation and manufacturing partner in North America, Sony DADC UK Limited in the U.K, and Netrada, our fulfillment partner in the U.S. for a majority of our Direct-to-Consumer sales, to determine the best delivery method for our products.  These partners rely entirely on arrangements with third-party shipping companies, principally Federal Express and UPS, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between our partners and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from our partners to our customers, could disrupt our business, reduce net sales and harm our reputation.  Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

Economic weakness may continue to adversely affect our business, results of operations, and financial condition.  The global economic downturn had a significant negative effect on our revenues and may continue to do so. As consumers reduced spending and scaled back purchases of our products, we experienced higher product returns and lower sales, which adversely affected our revenues and results of operations in previous years.  Although consumer spending improved in 2013, weak consumer demand for our products may occur and may adversely affect our business, results of operations, and financial condition.

We have a high concentration of net revenues from relatively few customers, the loss of which may adversely affect our liquidity, business, results of operations, and financial condition. During 2013, our net revenues from Amazon and Entertainment One Films Canada Inc. and accounted for 13.6% and 10.3% of our net revenues, respectively. Our top five customers accounted for approximately 42.1% of our net revenues for the same period.

We may be unable to maintain favorable relationships with our retailers and distribution facilitators, such as, including SPHE and Sony DADC UK Limited (see below).  Further, our retailers and distribution facilitators may be adversely affected by economic conditions.  If we lose any of our top customers or if any of these customers reduces or cancels a significant order, it could have a material adverse effect on our liquidity, business, results of operations, and financial condition.

Our high concentration of sales to relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations, and financial condition.  SPHE and Netflix accounted for approximately 43.8% and 17.3%, respectively, of our gross accounts receivable, mirroring the overall concentration of revenues derived from these customers during 2013.

We face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties.  If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have a material adverse effect on our business, financial condition, results of operations, and liquidity.

A high concentration of our gross accounts receivables is attributable to SPHE and Sony DADC UK Limited, as they are our vendor of record for shipments of physical product to North American and U.K. retailers and wholesalers.  As part of our arrangement with our distribution facilitation partners, SPHE and Sony DADC UK Limited collects the receivables from our end customers, provides us with monthly advance payments on such receivables (less a reserve), then trues up the accounts receivables accounting quarterly.  While we remain responsible for the credit risk from the end customer, if SPHE or Sony DADC UK Limited should fail to adequately collect and pay us the accounts receivable they collect on our behalf, whether due to inadequate processes and procedures, inability to pay, bankruptcy or otherwise, our business financial condition, results of operations and liquidity would be materially adversely affected.

We are highly dependent on SPHE and Sony DADC UK Limited for order to cash services including replication, distribution, billing and cash collection.  SPHE and Sony DADC UK Limited provide such services under a contract that both expire in August 2015.  We may not be able to renew these contracts on favorable terms.  Our distribution partners provide us with access to significant customers that might not otherwise do business with us.

We do not control the timing of dividends paid by ACL, which could negatively impact our cash flow.  Although we hold a 64% interest in ACL, we do not control the board of directors of ACL. The members of the Agatha Christie family, who hold the remaining 36% interest in ACL, have the right to appoint the same number of directors as us and, in the event of deadlock on any decision of the board, also have a second or casting vote exercised by their appointee as chairman of ACL, which allows them to exercise control of ACL’s board of directors.

Under English law, the amount, timing and form of payment of any dividends or other distributions is a matter for ACL’s board of directors to determine, and, as a result, we cannot control when these distributions are made. If ACL’s board of directors decides not to authorize distributions, our revenue and cash flow may decrease, materially adversely affecting our business, results of operations, and financial condition.

Our business plan and future growth depend in part on our ability to commercialize the IP owned by ACL based on commissions for new programming from broadcasters, over whom we have no control.  If we are unable to successfully implement this strategy, the results of operations and financial condition could be materially adversely affected. Our financial condition and results of operation will depend, in part, on our ability to commercialize the IP owned by ACL. Whether we are able to successfully commercialize the IP owned by ACL, including the creation of new content, will depend, in part, on ACL obtaining commissions for new programming, films from broadcasters (such as ITV, BBC, and Sky in the UK and Fox, Disney and other studios in the U.S.) The ability to obtain commissions for new programming from broadcasters and studios will depend on many factors outside of our control, including audience preferences and demand, financial condition of the broadcasters and studios, the broadcasters’ and studios’ budgets and access to financing, competitive pressures, and the impact of actual and projected general economic conditions. We cannot guarantee that we will be able to obtain such commissions for new programming and films within our anticipated timeframe or at all. Without such commissions for new programming and films, we may not be able to successfully commercialize the IP of ACL in a timely or cost-effective manner, if at all. Failure to obtain commissions for new programming and films could adversely affect our market share, revenue, financial condition, results of operations, relationships with our distributors and retailers, and our ability to expand our market, all of which would materially adversely affect our business, revenues and financial results.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.  Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Moreover, we believe that our success greatly depends on the contributions of our Chairman, Robert L. Johnson, executive officers including Chief Executive Officer, Miguel Penella and Chief Financial Officer, Andrew S. Wilson, and other key executives such as Mark Stevens and Bill Bromiley. Although we have employment agreements with certain members of our executive management, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market's perception of us.  Competition for the caliber of talent required to acquire and exploit content continues to increase.If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations, and financial condition will suffer.

We face risks from doing business internationally.  We exploit and derive revenues from television programs and feature films outside the U.S., directly in the U.K. and in Australia, and through various third-party licensees elsewhere,. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

▪	Laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
▪	Changes in local regulatory requirements, including restrictions on content; differing cultural tastes and attitudes;
▪	Differing degrees of protection for intellectual property;
▪	Financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;
▪	The instability of foreign economies and governments;
▪	Fluctuating foreign exchange rates;
▪	The spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and
▪	War and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations. New accounting pronouncements or tax rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change in accounting pronouncements or interpretations or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules and pronouncements, future changes, if any, or the questioning of current practices or interpretations may materially adversely affect our reported financial results or the way we conduct our business.

Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates. We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

In addition, we may be subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from those reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have a material adverse effect on our business and operating results, which could cause the market price of our securities to decline.

Risks Relating to Our Industry

Revenues from the sale of DVD’s are declining.  During calendar 2013, the standard DVD marketplace experienced the seventh straight year-over-year decline for the category since the format debuted in 1997. We estimate that approximately 54.4% of our current net revenue base is generated from the sale of physical goods which include the revenues from the sale of DVDs.  The continued maturation of the standard DVD format may adversely affect our business, results of operations, and financial condition.

Decreasing retail prices for DVDs may negatively affect our revenues and gross profit margins.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we can.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to lower sales, decreased profit margins or decreased overall revenues.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely affect our business, results of operations, and financial condition.  We face increasing competition from major motion picture studios, and other independent content suppliers for limited retail shelf space, which space has been shrinking in absolute terms as “brick and mortar” retailers have fewer stores, and for retailer open-to-buy dollars.  Our exclusive content competes for a finite amount of shelf space against a large and diverse supply of entertainment content from other suppliers.  New releases generally exceed several hundred titles a week.  We believe this competition can be especially challenging for independent labels like us, because the new releases of major studios often have extremely high visibility, greater marketing supportand sales projections in the millions of units, and typically require much more shelf space to support.

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

We cannot accurately predict the overall effect shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on distributors.  In addition to uncertainty regarding the DVD market, there is uncertainty as to whether other developing distribution channels and formats, including VOD, Internet distribution of television and films and high-definition, will attain expected levels of public acceptance or, if such channels or formats are accepted by the public, whether we will be successful in exploiting the business opportunities they provide.  Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, the demand for delivery through DVDs may decrease.

Our revenues and results of operations may fluctuate significantly. Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the television programming, motion pictures related merchandise that we exploit, which cannot be predicted with certainty.  In particular, the underperformance of the VOD or SVOD window  of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

Our results of operations also fluctuate due to the timing, mix, number and availability of our broadcast, home entertainment and theatrical motion picture releases, as well as license periods for our content.   Our operating results may increase or decrease during a particular period or year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year.

Risks Relating to Our Stock

Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.  Our common stock currently trades on the Nasdaq Capital Market (NASDAQ).  There is limited public float, and trading volume historically has been low and sporadic.  As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value.  The price at which our common stock trades may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, fluctuations in the fair value of our common stock warrant liability and market conditions in our industry and the economy as a whole.

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

Additional authorized shares of common stock available for issuance may adversely affect the market.  We are authorized to issue 250,000,000 shares of our common stock. As of February 14, 2014, we had 13,706,500 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants. As of February 14, 2014, we had outstanding warrants to purchase 21,041,667 shares of our common stock at a price of $12.00 per share. To the extent the shares of common stock are issued or warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

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

If we are unable to conclude that our internal control over financial reporting is effective, our stock price may be negatively affected.  Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner we will be unable to assert that such internal control is effective.  While we currently believe our internal control over financial reporting is effective, our internal control in future periods may become inadequate as a result of  changes in conditions, and therefore the effectiveness of our internal control over financial reporting and the applicable policies and procedures may deteriorate.  If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

RLJE’s principal executive office is located in Silver Spring, Maryland.  We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates.  All locations are leased.  A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	April 30, 2015	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K., including ACL	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration for the Direct to Consumer	February 28, 2015	Wholesale

(1)	The segment descriptions above reflect the location’s primary activity.

We believe that our current offices are adequate to meet our business needs, and properties and equipment have been well maintained.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is traded on The NASDAQ Capital Market® under the symbol “RLJE” and our warrants are quoted on the Over-The-Counter Bulletin Board (or OTCBB) under the symbol “RLJEW.”  The table below presents the quarterly high and low closing sales prices of our common stock and warrants as reported by NASDAQ and the OTCBB, respectively.  Our common stock and warrants commenced trading on October 5, 2012 and October 8, 2012, respectively; therefore, there are not any common stock or warrant sales prices to report for the first, second or third quarters of 2012.

	Common Stock		Warrants
	High	Low	High	Low
2013
First quarter	$5.19	$3.55	$0.28	$0.15
Second quarter	$4.90	$3.66	$0.22	$0.17
Third quarter	$6.07	$4.50	$0.37	$0.22
Fourth quarter	$5.36	$4.06	$0.50	$0.21

2012
Fourth quarter	$8.90	$4.71	$0.45	$0.22

Stockholders

As of March 17, 2014, there were 13,640,256 shares of our common stock issued and outstanding, which were held by approximately 440 holders of record, and warrants to purchase approximately 21,041,667 shares of our common stock issued and outstanding, which were held by approximately 29 holders of record.  The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our Credit Facility restricts our ability to pay dividends on our common stock.  For more information on these restrictions, please refer to Note 11, Debt of our Consolidated Financial Statements and in the Capital and Liquidity sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (or MD&A).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

October 1, 2013 to October 31, 2013	24,080	$5.17	129,678	$1,300,618

November 1, 2013 to November 31, 2013	15,143	$5.04	144,821	$1,224,352

December 1, 2013 to December 31, 2013	87,710	$4.12	232,531	$863,241

	126,933	$4.43	507,030

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (2)
Equity compensation plans approved by security holders	1,244,153	$––	883,259
Equity compensation plans not approved by security holders:	––	––	––
Total	1,244,153	$––	883,259

Notes to Equity Compensation Plan Information Table:

(1)	The total number of shares approved to be granted from our 2012 Incentive Compensation Plan.
(2)	Reflects the remaining shares available to be awarded to directors and employees under our 2012
Incentive Compensation Plan.

Additional information with respect to the shares of our common stock that may be issued under our existing stock compensation plans is disclosed in our consolidated financial statements in Note 15, Stock-Based Compensation.

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

OVERVIEW

General

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or  Acorn), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

RLJ Entertainment is a global media company for distinct, passionate audiences.  We strive to be a preferred source and destination for entertainment for a variety of distinct audiences with particular and special interests.  We acquire, develop and exploit television, film and other media content in complementary products agnostically across all platforms of distribution.  We actively manage all windows of exploitation to optimize the reach of our promotional efforts, and maximize the value of our releases.

We acquire content rights in various categories, with particular focus on British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license a wide set of rights to third-party programs.  We also develop, produce, and own original programming through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  We have a total library of approximately 5,300 titles, segmented into genre based brands such as Acorn (British drama and mystery television), Image (action, thriller and horror feature films and stand-up comedy), One Village (urban), Acacia (fitness), Athena (life-long learning documentaries) and Madacy (uniquely packaged collections of historical footage and films).  Our owned content includes 25 Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL the vast majority of the works of Agatha Christie.  We exploit this content across multiple platforms, including broadcast/cable, digital distribution formats:  download-to-own, download-to-rental, subscription video on demand (or SVOD), free video on demand (or FVOD); DVD and Blu-ray retail and online ecommerce; and international licensing and sales.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast/cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3) direct relations with consumers via proprietary e-commerce, catalog, and subscription-based SVOD channels (Direct-to-Consumer segment).

APL manages our British drama co-productions, including Foyle’s War, one of our most successful Acorn television series, and the intellectual property rights owned by ACL including all the TV/film and publishing revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films. ACL has also recently commissioned a new writer to expand the Agatha Christie library content with a new book title.

Our wholesale partners are broadcast, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others, DirectTV, Showtime, BET, PBS, Netflix, Amazon, Hulu, Walmart, Target, Costco, Barnes & Noble, HMV and iTunes.   We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites, and catalogs and the continued roll-out of our proprietary subscription-based SVOD channels, such as Acorn TV.  As of December 31, 2013, Acorn TV had approximately 57,000 paying subscribers.  In response to the strategic opportunity brought by the convergence of television and the internet, in 2014, we plan to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infra-structure for Acorn TV.  We also plan to develop other audience based premium SVOD channels beginning with Acacia TV, which was launched in January 2014, and another SVOD channel focused on urban content that we plan to launch in 2014.

RLJE’s management views the operations of the company based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sub-license for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which encompasses cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), streaming video, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors such as DirectTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

Revenue Sources

Net revenues by operating segment as a percentage of total revenues for the periods presented are as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013 (1)	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

IP Licensing	4.9%	0.0%	0.0%
Wholesale	70.0%	69.7%	62.9%
Direct-to-Consumer	25.1%	30.3%	37.1%
Total revenues	100.0%	100.0%	100.0%

(1)	Including the gross unconsolidated revenues of ACL for 2013 of $37.0 million in the IP Licensing segment, the percentage of revenues would be 22.3%, 57.2% and 20.5% for IP Licensing, Wholesale and Direct-to-Consumer, respectively.

Wholesale Segment

DVD and Blu-ray

Our primary source of revenues within the Wholesale segment continues to be from the acquisition and exploitation of exclusive content on DVD and Blu-ray through third-party vendors such as Walmart, Best Buy, Target and Costco. During 2013 and 2012, revenues by geographical area as a percent of the segment’s total revenues were as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

United States	80.2%	88.6%	78.2%
United Kingdom	14.1%	10.0%	19.0%
Other	5.7%	1.4%	2.8%
Total net revenues	100.0%	100.0%	100.0%

Digital, VOD and Broadcast

Revenues derived from the digital distribution of our exclusive content rights, while relatively modest, continue to rapidly grow as a percentage of revenues.  Net revenues derived from digital, VOD and broadcast exploitation account for approximately 20% of the segment’s revenue base.

In general, we have seen strong growth in VOD and SVOD categories.  This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption on portable devices such as smartphones and tablets, we believe we are well-positioned to capture business in this growing distribution channel.  Broadcast sales include all forms of television distribution, including the sales of our content across broadcast television, and non-theatrical platforms.

We are a valued provider of digital content in several key content categories, including drama television, urban content, stand-up comedy, long-form music and feature films.  Many of our titles have consistently made top rental charts on key retail sites. We have also experienced increased revenue streams from advertising-supported models like Hulu and YouTube, which have been promising, especially for catalog content product.

Other Licensing

We continue our efforts to acquire more programming with international rights.  Our key sublicensing partners are with Universal Music Group International, BET International, Warner Music Australia, ITV Studios, British Broadcasting Corporation (or BBC) and Universal Pictures Australia.  To date, most of the feature films we have acquired do not include rights outside of North America.  However, given our presence in the United Kingdom and Australia, we are focusing our efforts to acquire more programming in all English-language markets.  When appropriate, we now seek the greatest variety of distribution rights regarding acquired content in the greatest variety of formats, including DVD, Blu-ray, broadcast, VOD and digital, for both domestic and international use.  We believe that this will allow us to further diversify revenue streams.

Direct-to-Consumer Segment

Our Direct-to-Consumer businesses are primarily in the U.S. and U.K. and comprise approximately 25% of our overall revenue base.  Non-video revenues include the sale of retail merchandise such as attire for women and men, home furnishings and decorator items and collectables.  Video revenues in our catalogs and website orders consist of the sale of owned and licensed video content in DVD, Blu-ray, and digital formats and is generally the same content that is also sold to third parties through the Wholesale segment.  A majority of the Direct-to-Consumer segment revenues are derived from our catalogs, including website orders.  The remaining revenues were derived from our online subscriber-based SVOD channel, Acorn TV.

IP Licensing Segment

Our television drama productions are generally financed by the pre-sale of the initial broadcast license.  Revenues reported in this segment include the sub-license of our owned content, and the broadcast licenses that support our new productions.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring or producing content for exclusive exploitation.  However, in 2013 we incurred significant impairment charges and in 2012, we incurred substantial legal, investment banking and other expenses related to the Business Combination.

In the feature film business, we acquire primarily North American and U.K. exploitation rights to completed motion pictures while maintaining our focus on acquiring exploitation rights to genres that have been successful in the past.  We continue to seek early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs.

We generally acquire programming through exclusive license or distribution agreements, under which we either pay royalties or receive distribution fees and pay net profits after recoupment of our upfront costs.  Upon entering into a typical license (royalty) agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which we collect the revenue associated with the sale of the title.  Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.

In addition to advances, upfront fees and production costs, the other significant costs we incur are:

▪	DVD/Blu-ray authoring and replication and digitalization of program masters;
▪	Packaging;
▪	Advertising, promotion, and marketing funds provided to wholesale partners;
▪	Domestic shipping costs from self-distribution of exclusive content; and
▪	Personnel.

We strive to achieve long-term, sustainable growth and profitability with a target ROI of 20% or more on new content acquisitions.  This financial target is based on all up-front expenses associated with the acquisition and release of a title, including advances and development costs, and is calculated on a fully-loaded basis.

We also seek to maximize our operational cash flow and profitability by closely managing our marketing and discretionary expenses, and by actively negotiating and managing collection and payment terms.

2013 FINANCIAL HIGHLIGHTS

The following information will discuss the significant activity that impacted the actual results of operations during 2013 compared to the periods presented for 2012.  Due to the business combination that occurred on October 2, 2012, as discussed above, the actual results in 2012 are not comparable to the 2013 results of operations.  The financial results for the year ended December 31, 2013 and for the period of October 3, 2012 through December 31, 2012, reflect the operating activities of RLJE and its subsidiaries (referred to as the “Successor” period).  The results for the period of January 1, 2012 through October 2, 2012, reflect the operations of only Acorn Media and its subsidiaries businesses (referred to as the “Predecessor” period).  The discussion below for these periods is based on accounting principles generally accepted in the United States (or U.S. GAAP) and results for the Predecessor period are not indicative of, or comparable to, results for the Successor period.

A pro forma presentation that combines the Image business with the Acorn Media business for the entire year of 2012 follows the U.S. GAAP discussion within the Management Discussion and Analysis of Financial Condition and Results of Operations (or MD&A).

Highlights and significant events for the year ended December 31, 2013 compared to the Successor period in 2012 and Predecessor period of 2012 are as follows:

▪	Revenues increased which is mostly attributable to the addition of Image’s revenues for the entire year of 2013 while the 2012 period only had three months of Image’s revenues;

▪	Our gross margins for the year ended December 31, 2013, the Successor period of October 3, 2012 through December 31, 2012 and the Predecessor period of January 1, 2012 through October 2, 2012 were 19.5%, 32.6% and 45.0%, respectively. This decrease is due to the addition of the Image business, which has generally lower gross margin than Acorn, and the impairments taken in 2013;

▪	During 2013, we took impairment charges on our inventory and investments in content of $12.9 million compared to $143,000 during the Successor period of October 3, 3012 through December 31, 2012 and $2.6 million during the Predecessor period of January 1, 2012 through October 2, 2012. These impairment charges resulted from our refined investment strategy and adjustments to our ultimate revenue forecast for every title. In addition, we entered into an early termination of a multi-year content output arrangement with a content supplier that was originally scheduled to expire in 2017, but was terminated effective December 31, 2013 with an exclusive of a 90-day sell off period through March 2014. The impact of this management decision resulted in an accelerated amortization and an impairment of the remaining content rights and inventories write-offs totaling $4.6 million;

▪
On November 6, 2013, we entered into a second Amendment and Waiver (the Second Amendment) with respect to our Credit Facility.  As of June 30, 2013 and September 30, 2013, we triggered a technical default of our financial covenants resulting from the negative impact on our Adjusted EBITDA and we incurred significant impairment and severance charges that totaling $10.5 million recognized during the second quarter of 2013.  The Second Amendment provides for (a) a full waiver of the second and third quarter financial covenant technical defaults, (b) modifies the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014, and (c) incremental principal payments of $25.0 million through 2015.  Based on our projected operating results, we believe that we will meet the revised covenants and payment terms.  We are in compliance with all other aspects of the Credit Facility, including having made all debt service payments on time since inception; and

▪	Selling, General and Administrative (or SG&A) expenses increased to $55.8 million for the year ended December 31, 2013 compared to $16.6 million and $31.3 million for the Successor period of October 3, 2012 through December 31, 2012 and the Predecessor period of January 1, 2012 through October 2, 2012, respectively. The increase in SG&A is mostly attributed to the combined expenses of Image and Acorn Media for the full year of 2013 versus three months for the 2012 Successor period offset by the transaction costs incurred in 2012 of $10.2 million related to the completion of the merger of the two companies.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during 2013, and should be read in conjunction with our consolidated financial statements and related discussions within this Annual Report.

RESULTS OF OPERATIONS

A summary of the U.S. GAAP results of operations for the year ended December 31, 2013 and for the Successor period of October 3, 2012 to December 31, 2012, and Predecessor period of January 1 to October 2, 2012, as disclosed in our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, herein referred to as our “consolidated financial statements” is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012

Revenues	$164,830	$59,529	$57,830
Costs of sales	132,631	40,096	31,819
Gross profit	32,199	19,433	26,011
Selling, general and administrative expenses	55,814	16,576	31,325
Income (loss) from operations	(23,615)	2,857	(5,314)
Equity earnings of affiliates	3,296	695	983
Interest expense, net	(8,279)	(2,002)	(847)
Other income (expense)	(278)	852	118
Provision for income taxes	(2,201)	(659)	(203)
Less net income attributable to noncontrolling interests	—	—	(43)
Net income (loss)	$(31,077)	$1,743	$(5,306)

Revenues

Revenue for the year ended December 31, 2013 was $164.8 million compared to the Successor period of October 3, 2012 through December 31, 2012 of $59.5 million and the Predecessor period of January 1, 2012 through October 2, 2012 of $57.8 million.  The increase in revenues is mostly due to Image revenues being included in the 2013 Successor’s results for the full year of 2013 versus only for three months in 2012.  For the year ended December 31, 2013, Image revenues were $69.9 million and for the period of October 3, 2012 through December 31, 2012, Image’s revenues were $27.0 million.  The increase in revenues of $42.9 million for Image is due to the increased Successor period in 2013 of approximately nine months versus a three months of revenues in 2012.  Acorn Media’s revenue was $94.9 million for the year ended December 31, 2013, $32.5 million for the Successor period of October 3, 2012 through December 31, 2012, and $57.8 million for the Predecessor period of January 1, 2012 through October 2, 2012.  When comparing Acorn’s revenues the year ended December 31, 2013 to the 2012 Successor and Predecessor periods, Acorn’s revenues increased by $4.6 million, or 5.1%.  The increase in revenues for Acorn was the result of the release and performance of Set 7 (Series 8) of our franchise series “Foyle’s War,” which contributed $8.0 million of revenues and increased revenues in our Direct-to-Consumer segment of $1.9 million when comparing 2013 to the 2012 Successor period and Predecessor period.

We also experienced growth in our proprietary network, Acorn TV during 2013.  As of December 31, 2013, the pay subscribers for Acorn TV have grown by 100% to over 57,000 compared to 20,000 at December 31, 2012.  However, subscription revenues were largely unchanged as the growth in subscriptions was towards the end of the year with an increase in long-term subscriptions for which revenue recognition was deferred.

Segment Revenues

Net revenues by operating segment for the periods presented are as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

IP Licensing	$8,019	$––	$––
Wholesale	115,397	41,507	36,356
Direct-to-Consumer	41,414	18,022	21,474
Total revenues	$164,830	$59,529	$57,830

Our IP Licensing segment generated revenues for the year ended December 31, 2013 of $8.0 million compared to no revenues in the 2012 Successor period or 2012 Predecessor period.  Our IP Licensing segment revenues comprise the initial broadcast licensing and sublicensing of our owned intellectual property and is licensed for exploitation worldwide.  The operating activities consist of our 100% interest in Foyle’s War Set 7 (Series 8).  Foyle’s War Set 8 (Series 9) is in the process of being produced with anticipated delivery in late 2014 or early 2015.  Also included within the IP Licensing segment is our 64% majority interest in ACL.  As ACL is not a consolidated entity, we do not report any revenues from ACL, but instead include our share of ACL’s earnings within “equity earnings in affiliate” within our consolidated financial statements.

The Wholesale segment was the largest contributor of revenues in 2013 and in the 2012 Successor and Predecessor periods.  In 2013, the Wholesale segment’s revenues were $115.4 million, an increase $37.5 million when comparing the year ended December 31, 2013, to the Wholesale segment’s revenues in the Successor period of 2012 of $41.5 million and the Predecessor’s revenues of $36.4 million.  This increase is mostly attributed to the purchase of Image which occurred on October 3, 2012.  Image’s Wholesale segment revenue was $69.9 million for the year ended December 31, 2013 and $27.0 million of revenues during the Successor period of October 3, 2012 through December 31, 2012.  Acorn’s Wholesale segment revenue for the year ended December 31, 2013 was $45.5 million compared to the Successor period of October 3, 2012 through December 31, 2012 of $14.5 million and the Predecessor period of January 1, 2012 through October 2, 2012 of $36.4 million.

The Direct-to-Consumer segment revenues continue to grow.  Our revenues increased to $41.4 million for the year ended December 31, 2013, an increase of $1.9 million or 4.9% when compared to the Successor period of October 2, 2012 through December 31, 2012 and the Predecessor period of January 1, 2012 through October 2, 2012. The Direct-to-Consumer segment consists of proprietary e-commerce websites, mail-order catalogs and digitally streaming channels in both the U.S. and U.K.  We continually are rolling-out new content on our digital channels and attracting new subscribers on Acorn TV, Acacia TV (beginning in January 2014) and a new urban network to be launched in the second quarter of 2014.

Within the Direct-to-Consumer segment, the catalogs and online businesses have diverse product offerings.  Through our brands, Acorn and Acacia, $40.9 million of revenues were generated during 2013, compared to the revenues of $17.8 million and $21.5 million for the Successor period of October 2, 2012 through December 31, 2012 and the Predecessor period of January 1, 2012 through October 2, 2012, respectively.  The increase in revenues when comparing the year ended December 31, 2013 to the 2012 Successor period and 2012 Predecessor period was $1.9 million or 4.9%.  Our Direct-to-Consumer catalog and online products include DVDs, lifestyle products for the discerning British mystery consumer, apparel, jewelry, and decorative household items.

Costs of Goods Sold (“COGS”)

COGS was $132.6 million for the year ended December 31, 2013 compared to the Successor period of October 3, 2012 of $40.1 million and the Predecessor period of January 1, 2012 through October 2, 2012 of $31.8 million.  The increase in COGS is primarily related to the inclusion of Image’s costs for a full year in 2013 compared to only three months in 2012.  Image’s COGS were $70.9 million and $21.4 million for the year ended December 31, 2013 and for the Successor period in 2012, respectively. In 2012, Image’s costs were only included after the Business Combination which took place on October 3, 2012.  We recorded within COGS $12.9 million, $143,000 and $2.6 million of impairment charges for the year ended December 31, 2013, for the period of October 3, 2012 through December 31, 2012 (the Successor periods) and for the period of January 1, 2012 through October 2, 2012 (the Predecessor period), respectively.  These impairments include impairment of content rights and write-downs of inventories from shrinkage and obsolescence. We do not believe these impairments and inventory write-downs are indicative of future performance of ongoing business impairment and write-down charges. Of those impairments recognized, $4.0 million is related to the early termination of a content output arrangement effective December 31, 2013, which was previously scheduled to expire in 2017.  We terminated this arrangement because our return on investment was lower than our targeted threshold of 20% of return on investment (or ROI).  Our gross margins for the year ended December 31, 2013, the Successor period of October 3, 2012 through December 31, 2012 and the Predecessor period of January 1, 2012 through October 2, 2012 were 19.5%, 32.6% and 45.0%, respectively.  The decrease in our gross margins primarily relate to the increased impairment and write-down charges recognized during 2013 and the inclusion of Image in the 2012 Successor period, which had lower profit margins than Acorn.

Acorn’s COGS was $61.7 million for the year ended December 31, 2013, $18.7 million for the Successor period of October 3, 2012 through December 31, 2012 and $31.8 for the Predecessor period of January 1, 2012 through October 2, 2012.  COGS increased by $11.2 million for the year ended December 31, 2013 when compared to the 2012 Successor and Predecessor periods. Acorn’s increase in COGS was driven by increased content amortization resulting from a step-up in recorded basis due to the Business Combination, increased COGS on higher volume of sales generally at lower margins, and non-cash impairment charges on certain content rights and related inventories as management refines its investment strategy.

COGS by Segment

COGS by Segment is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	Period from October 3, 2012 to December 31, 2012	Period from January 1, 2012 to October 2, 2012

IP Licensing	$7,768	$––	$––
Wholesale	99,480	28,381	21,555
Direct-to-Consumer	25,383	11,715	10,264
COGS by segment	$132,631	$40,096	$31,819

The Wholesale segment is the largest contributor of revenues as well as COGS for the company in 2013 with a majority of the expenses coming from the sales of the Image-branded content, which comprises the majority of the sales within the Wholesale segment. Therefore, the increase in COGS is attributed to the inclusion of Image for the entire year of 2013 versus only three months during 2012 (the Successor periods).  The Direct-to-Consumer segment increase in COGS is due to increased net revenues in 2013 at lower margins, while the IP Licensing segment did not have COGS in 2012 since Foyle’s War Series 8 was in production and not released until 2013.

Selling, General and Administrative Expenses (“SG&A”)

The following table includes a summary of the components of SG&A:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012

Selling expenses	$26,830	$9,096	$11,149
General and administrative expenses	22,810	5,909	19,776
Depreciation and amortization	6,174	1,571	400
Total selling, general and administrative expenses	$55,814	$16,576	$31,325

SG&A for the year ended December 31, 2013 was $55.8 million compared to the 2012 Successor period of October 3, 2012 through December 31, 2012 of $16.6 million and the 2012 Predecessor period of January 1, 2012 through October 2, 2012 of $31.3 million.  The increase in SG&A is primarily related to the inclusion of Image’s expenses for twelve months in 2013 compared to three months in 2012 Successor period.  Image’s SG&A totaled $17.7 million and $4.0 million for the year ended December 31, 2013 and the Successor period of 2012, respectively.  Excluding Image’s SG&A expenses, SG&A decreased by $5.8 million for the twelve-month period ended December 31, 2013 when compared to the 2012 Successor and Predecessor periods, mostly due to transaction costs incurred in 2012 Predecessor period of January 1, 2012 through October 2, 2012 of $10.2 million related to the Business Combination and the acquisition of ACL, which did not repeat in 2013 offset by increased amortization of $3.7 million related to intangible assets recognized in the Business Combination and other increases in expenses such as severance charges of $2.0 million.

As of December 31, 2013, we have completed synergistic operating changes that on an annualized basis will result in approximately $8.0 million in cash saving from reductions in operating expenses.  The majority (approximately $6.2 million) of the savings come from staffing reductions primarily in our Wholesale segment (from changes made largely in our Image legacy operations) as we consolidated operations post-merger.  The remaining savings comes from operational efficiencies including, but not limited to, consolidation of distributors. These synergistic savings were only partially realized in 2013, as many of the changes made were executed throughout 2013.

Income (Loss) from Operations

Loss from operations was $23.6 million for the year ended December 31, 2013 compared to $2.9 million income from operations during the Successor period of October 3, 2012 through December 31, 2012 and $5.3 million loss from operations for the Predecessor period of January 1, 2012 through October 2, 2012.  The increase in loss from operations relates primarily to the inclusion of Image operating losses for the twelve months in 2013 compared to only three months in 2012 in the Successor results.  The Image losses were driven by (i) increased COGS from significant non-cash content impairment and inventory charges, (ii) increased content amortization due to a step-up in recorded basis that resulted from the Business Combination, (iii) an increase in amortization of intangible assets and (iv) severance charges of $2.4 million.  The details of these charges are discussed in the pro forma discussion that follows and in the related footnotes to the consolidated financial statements.  A majority of the operating losses came from the Wholesale segment.

Equity Earnings of Affiliates

Our earnings from affiliates in 2013 were $3.3 million compared to $695,000 for the Successor period of October 3, 2012 through December 31, 2012 and $983,000 during the Predecessor period of January 1, 2012 through October 2, 2012.  The increase in earnings from affiliates in 2013 when compared to the Successor and Predecessor periods of 2012 is attributable to ACL’s earnings increasing due to ACL releasing 8 new made-for-TV episodes during 2013 with no similar releases in 2012.  The increase is also attributable to ACL being included for the entire year of 2013 versus only 10 months in 2012 as ACL was acquired on February 28, 2012.

Interest Expense

Interest expense for the twelve month period ended December 31, 2013, was $8.3 million compared to interest expense of $2.0 million and $847,000 for the Successor period of October 3, 2012 through December 31, 2012 and Predecessor period of January 1, 2012 through October 2, 2012, respectively.  The increase in interest expense is the result of the expanded debt structure we entered into during the Business Combination (Successor periods).  We had principal debt outstanding of $77.6 million as of December 31, 2013, compared to $31.2 million at October 2, 2012.

Other Income (Expense)

Total other income (expense) for the year ended December 31, 2013 was an expense of $5.3 million as compared to expense of $455,000 for the 2012 Successor period of October 3, 2012 through December 31, 2012 and income of $254,000 for the Predecessor period of January 1, 2012 through October 2, 2012.  The increase in other expense during 2013 was primarily due to an increase in interest expense due to the increased balance of our debt, partially offset by increased equity earnings from affiliates million resulting from improved profits from our 64% ownership interest in ACL and increased foreign currency exchange losses on intercompany balances.

Income Taxes

We have fully reserved our net U.S. deferred tax assets, and such tax assets may be available to reduce future income taxes payable should we have U.S. taxable income in the future. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership. As of December 31, 2013 and 2012, we had NOL carryforwards for federal and state income tax purposes of approximately $48.5 million and approximately $23.5 million, respectively.

We recorded income tax expense of $2.2 million, $659,000 and $203,000 for the twelve month period ended December 31, 2013, the Successor period of October 3, 2012 through December 31, 2012 and the Predecessor period of January 1, 2012 through October 2, 2012, respectively.  Our tax provision consists primarily of a deferred tax provision for certain deferred tax liabilities and a current tax provision for our U.K. operations.  We are amortizing for tax purposes a portion of our goodwill. This tax amortization creates a deferred tax provision and deferred tax liability. We are also recording a deferred tax provision and liability on our equity earnings of affiliates (ACL).  These earnings will be taxable in the U.K., when and if we dispose of our investment.  We provide current income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 24%.  We are not providing a tax provision (benefit) on our U.S. operations, other than the deferred provision related to our goodwill amortization, as we have had and continue to provide a full valuation allowance on the U.S. net operating losses.

PRO FORMA INCOME STATEMENT

The following unaudited pro forma financial information for the year ended December 31, 2012, reflects the operating results of RLJE as if Image and Acorn Media were acquired as of January 1, 2012. The unaudited pro forma financial information does not include adjustments for transaction costs and severance charges incurred and other one-time expenses, nor does it include adjustments for synergies. The pro forma results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such historical dates or periods, or of RLJE’s future operating results.

	Year Ended December 31,
(In thousands)	2013 Actual	2012 Pro Forma (1), (2)
		(unaudited)
Revenues	$164,830	$181,044
Costs of sales	132,631	127,038
Gross profit	32,199	54,006
Selling, general and administrative expenses	55,814	68,449
Loss from operations	(23,615)	(14,443)
Equity earnings of affiliates	3,296	2,013
Interest expense, net	(8,279)	(7,752)
Other income (expense)	(278)	208
Provision for income taxes	(2,201)	(705)
Net loss	$(31,077)	$(20,679)

Adjusted EBITDA(3)	$13,656	$9,140

Notes to the Pro Forma Income Statement Table:

(1)	An adjustment for interest expense has been made to the prior year ended December 31, 2012 as if the existing debt was in place throughout the period.

(2)
An adjustment has been made to the 2012 pro forma for amortization expense related to increases in the recorded amounts of other intangible assets and investments in content as if purchase accounting had been applied throughout the period.

(3)	The components and reconciliation of Adjusted EBITDA to our net loss is on page .

Pro Forma Revenue

A summary of revenues by segment is as follows:

	For the year ended December 31,
(In thousands)	2013 Actual	2012 Pro Forma
		(unaudited)
IP Licensing	$8,019	$––
Wholesale	115,397	141,548
Direct-to-Consumer	41,414	39,496
Net revenues by segment	$164,830	$181,044

            Revenue decreased by $16.2 million to $164.8 million for the year ended December 31, 2013 when compared to the 2012 pro forma revenues of $181.0 million.  The decrease was driven by a decrease in our Wholesale segment, primarily within the U.S. market, as follows:  (i) a significant reduction in rebates and sales return reserves in 2012, that did not repeat in the current year, (ii) higher than expected sales returns from a former distributors and from our Canadian distributor, and (iii) lower than expected license fees, combined with a lower number of titles licensed/renewed, by a key digital customer, and (iv) lower than expected customer sales at a key retail partner.  These declines were partially offset by $8.0 million in revenue growth from the production and subsequent release of Foyle’s War Series 8, solid growth in our Direct-to-Consumer segment, which increased 4.9%, or $1.9 million, for 2013 versus the prior year, and growth in our U.K. wholesale distribution business, which grew 6.7% or $770,000 for 2013 versus the pro forma prior year.

Pro Forma Cost of Goods Sold (“COGS”)

COGS increased by $5.6 million to $132.6 million from $127.0 million for the year ended December 31, 2013, versus the same period in 2012.  The increase in COGS resulted from the impairment charges of certain content rights and related inventories.  During the year ended December 31, 2013, we recorded impairment charges on our inventories and investments in content of $12.9 million compared to charges of $5.6 million during the same period in 2012.  These impairments and inventory write-downs were across a range of branded content. These increased impairments resulted from our refined investment strategy, including the early termination of a content output arrangement and adjustments to our ultimate revenue forecasts.  Moreover, in 2013, we recorded amortization of $9.8 related to the Business Combination’s fair value adjustments to investments in content, an increase of $2.4 million when comparing to the 2012 pro forma COGS.  These charges were partially offset by a decrease in COGS which resulted from the year-over-year decrease in revenue during the twelve month period.  Our gross margin for the year ended December 31, 2013 was 19.5% compared to 29.8% in 2012.  Excluding the increased 2013 impairments, additional amortization, and write-down charges, the gross margin was 25.5% for the year ended December 31, 2013.

COGS by segment is as follows:

	For the year ended December 31,
(In thousands)	2013 Actual	2012 Pro Forma
		(unaudited)
IP Licensing	$7,768	$––
Wholesale	99,480	105,059
Direct-to-Consumer	25,383	21,979
COGS by segment	$132,631	$127,038

Pro Forma Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased by $12.6 million to $55.8 million from $68.4 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease relates to expense reductions from merger transactions cost recorded in 2012 totaling $12.8 million, of which $10.2 million was incurred by Acorn, and cost benefits from staff reductions and operational efficiencies of approximately $5.4 million offset by increased depreciation and amortization of $935,000 and an increase in other SG&A expenses such as severance charges of $1.9 million.

Pro Forma Loss from Operations

Operating loss for the year ended December 31, 2013 and 2012 was $23.6 million and $14.4 million, respectively, an increase in our operating loss of $9.2 million.  The increase in operating loss is due to a $16.2 million decrease in revenue, an increase in COGS of $5.6 million offset by a decline in SG&A of $12.6 million as discussed above.

Pro Forma Adjusted EBITDA

Unaudited pro forma financial information reflects the operating results of RLJE as if Image and Acorn Media were acquired as of the periods indicated. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of our future operating results.

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

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2013 Actual	2012 Pro Forma (1)
		(unaudited)
Net (loss)	$(31,077)	$(20,679)

Amortization of content	75,345	64,380
Cash investment in content	(50,239)	(63,184)
Depreciation and amortization	6,174	5,689
Interest expense	8,279	7,752
Provision for income tax	2,201	705
Transactions costs and severance	2,369	13,560
Warrant liability fair value adjustment	(201)	(622)
Stock-based compensation	805	1,539
Adjusted EBITDA	$13,656	$9,140

(1)	The above 2012 Adjusted EBITDA pro forma presentation has been changed to conform to the current year presentation of Adjusted EBITDA.

The covenants related to total debt and senior debt is predicated on the actual amounts of obligations calculated against an Adjusted EBITDA base.

BALANCE SHEET ANALYSIS

Assets

Total assets at December 31, 2013 and 2012, were $221.5 million and $242.6 million, respectively.  The decline of $21.2 million in assets is mostly attributed to the impairments in investments in content and write-downs of inventories totaling $12.9 million, an increase in the amortization of intangible assets of $5.3 million and additional amortization of $9.8 million related to the Business Combination’s fair value adjustments to investments in content.

A summary of assets by segment is as follows:

	Successor
(In thousands)	December 31,
	2013	2012

IP Licensing	$36,127	$34,736
Wholesale	162,162	179,787
Direct-to-Consumer	15,964	24,897
Corporate	7,211	3,208
Total assets	$221,464	$242,628

Liabilities and Equity

The decline of liabilities and equity of $21.1 million is mostly attributed to the net loss of $31.1 million for the year ended December 31, 2013 and a decline in our debt of $4.8 million from repayments of principal offset by net borrowings on our credit facility and an increased accrued royalties and distribution fees of $10.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 31, 2013, our cash and cash equivalents were approximately $7.7 million with no availability to borrow under our revolving credit facility. As of December 31, 2012, our cash and cash equivalents were approximately $4.7 million and $7.4 million was available under our revolving credit facility.  During 2013, liquidity tightened by $4.4 million for the following reasons:

▪	We incurred higher than expected transaction costs associated with the closing of the Business Combination.

▪	The legacy Image business has significant short-term vendor debts that were past due, which resulted in increased payments and modified business relationships in the short term.

▪	We made net principal payments on our term debt of $13.3 million, partially offset by net borrowings on our credit facility of $7.4 million.

For the year ended December 31, 2013, we generated a net increase in cash of $6.6 million resulting from our operating activities. Despite incurring a net loss of $31.1 million during 2013, we generated a net increase in cash of $2.9 million in 2013. We also realized favorable cash flow from a reduction in our trade receivables (re-paid advance of $9.0 million at December 31, 2012, Note 6, Accounts Receivable) and inventories ($7.4 million, Note 7, Inventories) offset by payments to our vendors. During 2013, cash flow generated from operations was used to make principal payments on our term debt.

We believe our reduced liquidity will be positively impacted by:

▪	The full realization of approximately $8.0 million in synergy changes that will be realized in 2014;

▪	Improving gross margin by re-investing $15.0 million of capital into higher yielding content beginning in 2014 and continuing in 2015; and

▪	Revenue expansion and continued positive Adjusted EBITDA results from operating improvements.

In our Second Amendment to our Credit Facility dated November 6, 2013 (or Second Amendment) we have agreed to use a portion of our projected 2014 cash flow to make accelerated principal payments to our lenders to reduce our leverage. As a result of this agreement, $12.25 million of additional incremental payments are due during 2014. We are forecasting that the incremental principal reduction will be paid from our 2014 free cash flows. We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments. Additionally, we expect to curtail our spending on new content investments in 2014 and in 2015, to make principal payments. This curtailment is not expected to have an immediate effect on our results of operations. However, curtailing content investment over a sustained period could have a material adverse effect on future operating results and cash flows.

During 2013, our cash and cash equivalent balances increased by $2.9 million.  Our increase in cash was attributable to cash provided from our operating results ($6.6 million) and cash provided from investing activities ($3.0 million), offset by cash used in financing activities ($5.9 million) and the effect of exchange rates on our cash ($671,000).  The significant factors affecting cash provided by in investing activities and used in financing activities were:

▪	Dividends received from ACL ($4.0 million);

▪	Net borrowing under our revolving credit facility ($7.4 million); and

▪	Net repayment of long-term debt ($13.3 million).

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligations were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.

Capital Resources

Cash

As of December 31, 2013, we had cash of $7.7 million, as compared to $4.7 million as of December 31, 2012.

Borrowing Availability

At December 31, 2013, there was no borrowing capacity under the revolving line of credit compared to $7.4 million of borrowing capacity at December 31, 2012.

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

On December 6, 2013, we entered into a third Amendment and Waiver with respect to the Credit Facility (the Third Amendment).  The Third Amendment to the Credit Facility removed the requirement to pay-down the $15.0 million revolving credit facility, at least one business day each calendar year beginning with the 2015 calendar year to $7.5 million or less.  This clause had been added in the first amendment to the Credit Facility.

On November 6, 2013, we entered into a second Amendment and Waiver with respect to the Credit Facility (the Second Amendment). As of June 30, 2013 and September 30, 2013, we triggered a technical default of our financial covenants resulting from the negative impact on our Adjusted EBITDA of certain significant impairment and severance charges totaling $10.5 million recognized during the second quarter of 2013. The covenants impacted include: (1) senior debt-to-Adjusted EBITDA, (2) total debt-to-Adjusted EBITDA and (3) our interest coverage ratio.  Each covenant is calculated on a trailing twelve month (or TTM) basis.  The significant second quarter impairment and severance charges were not contemplated in the covenant threshold determination when setting the covenant requirements in the first amendment (see below). The Second Amendment provides for (a) a full waiver of the second and third quarter financial covenant technical defaults and (b) modifies the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014, which is intended to cover on a TTM basis all future periods impacted by the charges recognized during the second quarter.  Based on our projected operating results, we believe that we will meet the revised covenants.  We incurred $47,500 in fees plus legal fees for the Second Amendment to the Credit Facility.  We did not incur any default interest as a result of these technical defaults or waivers.  At December 31, 2013, we are in compliance with all other aspects of the Credit Facility, including having made all debt service payments on time since inception.

The modified Leverage Ratios, as amended, are presented below:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.58 to 1.00	4.02 to 1.00	2.00 to 1.00	2.00 to 1.00	1.50 to 1.00
Total debt-to Adjusted EBITDA	7.54 to 1.00	6.90 to 1.00	3.40 to 1.00	2.50 to 1.00	2.05 to 1.00
Interest coverage ratio	1.31 to 1.00	1.44 to 1.00	2.84 to 1.00	3.00 to 1.00	3.00 to 1.00

At December 31, 2013, we were in compliance with the debt covenant leverage ratios.  Our senior debt-to-Adjusted EBITDA, total debt-to-Adjusted EBITDA and interest coverage ratios were 3.21 to 1.00, 5.28 to 1.00, and 2.01 to 1.00, respectively.

The leverage ratios for the quarters following December 31, 2014 generally are:  senior debt-to Adjusted EBITDA of 1.25 to 1.00, total debt-to-Adjusted EBITDA of 1.75 to 1.00 and interest coverage ratio of 3.00 to 1.00.

The covenants related to total debt and senior debt is predicated on the actual amounts of obligations calculated against an Adjusted EBITDA base.

In addition to the above, the Second Amendment included a commitment by the company to make incremental principal payments on the Credit Facility totaling $1.75 million in the fourth quarter of 2013, $12.25 million in 2014 and $11.0 million in 2015.  The amendment removes the requirement for us to make accelerated principal payments of $7.5 million that was previously committed in the first amendment (see below). Based on our projected operating results and cash flows, we believe that we will be able to make all required principal payments.  The cash is expected to be generated from operating cash flows from normal business operations.

As of June 28, 2013, the Borrowers and the lenders entered into an Amendment and Waiver (the First Amendment) with respect to the Credit Facility. The First Amendment has been superseded by the Second Amendment as discussed above for the maximum permitted leverage ratios and the requirement to make incremental principal payments of $7.5 million by December 31, 2015. The First Amendment modified the Credit Facility (a) the covenant ratios, which were later  modified in the Second Amendment, (b) to permit the Borrowers to retain (and not apply to debt service) dividends received from ACL and its subsidiaries between June 25, 2013 and December 31, 2013 and (c) to exclude aged trade payables from the Leverage Ratios until 2015. In addition, the Amendment required that the Borrowers, for at least one business day of each calendar year, beginning with calendar year 2015, cause the principal amount of the revolving loans outstanding to be $7.5 million or less. After any repayment required by this provision, the Borrowers may re-borrow all or any part of the revolving loans to the extent they are otherwise permitted to do so under the terms of the Credit Facility.  This clause was subsequently removed with the Third Amendment.

Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of December 31, 2013, we had borrowings outstanding of $14.9 million under the revolving facility of $15.0 million.  In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn.  As of December 31, 2013, there was no borrowing capacity.

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

Future minimum principal payments under the Credit Facility as of December 31, 2013 are as follows:

	Successor
(In thousands)	Senior Notes	Revolving Credit Facility	Total

2014	$16,250	$—	$16,250
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
2018	15,517	—	15,517
	$48,280	$14,949	$63,229

Subordinated Notes Payable and Other Debt

Upon consummation of the Image Merger, we issued to the selling preferred stockholders of Image unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million. The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or nine months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  In May 2013, $439,000 interest was due on the promissory notes, of which $198,000 was paid in cash and the balance was added to principal. At December 31, 2013, our principal balance due pursuant to these notes was $15.0 million.

On July 3, 2012, Foyle’s War 8 Productions Ltd, a wholly-owned subsidiary of APL, entered into a cash advance facility with U.K. based Coutts and Co. for purposes of producing three ninety-minute television programs entitled “Foyle’s War 8.” The facility carried an interest rate of LIBOR plus 2.25%.  As of December 31, 2012, amounts owed under the facility were $8.7 million.  This facility was fully repaid in October 2013.

In October 2013, we began pre-production of the next franchise series of Foyle’s War.  Acorn Productions (UK) Ltd, and Acorn Global Enterprises Ltd, both wholly-owned subsidiaries of APL, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  The facility is secured by (i) executed license agreements providing advances totaling approximately £5.9 million for the programs being produced that are in place with ITV Networks and, to a lesser extent, Acorn Global Enterprises Ltd., a wholly-owned subsidiary of Acorn Media; and (ii) U.K. tax credits of approximately £1.4 million based on anticipated qualifying production expenditures. The assets and intellectual property being produced will become secured collateral of the company’s Credit Facility once the Coutts loan is fully paid and settled.  At December 31, 2013, a balance of $1.3 million was outstanding.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily our equity method investee and entities owned and controlled by the Chairman of our Board of Directors. Information regarding transactions and amounts with related parties is discussed in Note 22, Related Party Transactions of our consolidated financial statements.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU No. 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements.  Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider the following accounting policies to be critical in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue Recognition

Revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films (or ASC 926) and ASC 605, Revenue Recognition.  We generate our revenue primarily from the exploitation of acquired or produced content rights through multiplatform distribution channels. The content is monetized in DVD format to wholesale, licensed to broadcast and cable, video-on-demand, direct-to-consumer, catalogs, subscription streaming video and licensed to digital platforms like Amazon and Netflix. Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserve, sales discounts and market development funds.

Revenues from home video exploitation are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other ASC 605 recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from international home video sub licensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for sales returns and uncollectible accounts receivable are provided at the time of sale.

Allowances for Sales Returns and Doubtful Accounts Receivable

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors that could negatively impact actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

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

Investments in Content

Investments in content include the unamortized costs of completed films and television programs that were acquired or produced.  Within the carrying balance of investments in content are development and production costs for films and television programs which are acquired or produced.

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

Original Production Costs – For films and television programs produced by RLJE, capitalized costs include all direct production and financing costs, and production overhead. Capitalized costs also include financing costs incurred while in production, if any.

Unamortized content investments are charged to cost of sales as revenues are earned.  These un-recouped investments are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release, or for episodic television series a period not to exceed 10 years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later.

Investments in content are stated at the lower of amortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Content programs in progress include the accumulated costs of productions, which have not yet been completed, and advances on content not yet received from program suppliers. We begin to amortize these investments once the content has been released.

Production Development Costs

The costs to produce licensed content for domestic and international exploitation include the cost of converting film prints or tapes into the optical disc format.  Depending on the platform for which the content is being exploited, costs may include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments. These costs are exploited as incurred. A percentage of the capitalized production costs are amortized to expense based upon:  (i) a projected revenue stream resulting from distribution of new and previously released content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Inventories

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Inventories consist primarily of packaged goods for sale, which are stated at the lower-of-cost or market as well as componentry.  In 2013, we consolidated the inventory methodologies to an average-cost basis.  Up until January 1, 2013, Acorn Media determined inventory costs on a first-in first-out basis and Image determined inventory costs on an average cost basis.  The effect of this change was not material.

Goodwill and Other Intangible Assets

The Business Combination was accounted for in accordance with ASC 805, Business Combinations (or ASC 805) and accordingly, the acquisition method of accounting was applied whereby the purchase consideration paid to acquire a business is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets acquired is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a period not to exceed one year from the date of acquisition. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates are materially accurate.  In accordance with ASC 805, we had one year to finalize the valuations and accounting for the Business Combination that took place in 2012.  Our valuation of the Business Combination was completed as of September 30, 2013.  When finalizing our purchase price allocation we adjusted goodwill by $316,000 (see Note 10, Goodwill and Other Intangible Assets).

Goodwill

Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition.  Goodwill is recorded at our reporting units, which are consolidated into our reporting segments.  Goodwill is not amortized but is reviewed for impairment annually or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.  The impairment test follows a two-step approach.  The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary.  Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill.  Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated.  Determining the fair value requires various assumptions and estimates, which include consideration of the future projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in future periods.

Other Intangible Assets

Other intangible assets are reported at their estimated fair value when acquired less accumulated amortization.  The majority of our intangible assets were recognized as a result of the Business Combination.  As such, the fair values of our intangibles were recorded in 2012 when applying purchase accounting.  Additions since the 2012 Business Combination are limited to website expenditures. Similar to how we account for internal-use software development, costs incurred to develop and implement our websites are capitalized in accordance with ASC 350-50, Website Development Costs.  Website operating costs are expensed as incurred.  Costs incurred for upgrades and enhancements that provide additional functionality are capitalized.

Amortization expense on our other intangible assets is generally computed by applying the straight-line method over the estimated useful lives of trade names (15 years), website (three years), supplier contracts (seven years), customer relationships (five years), options on future content (seven years) and leases (two years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years (through 2014), 20% during the third year and the balance ratably over the remaining useful life.  The recorded value of our options on future content is amortized based on forecasted future revenues, whereby approximately 50% is being amortized over the first two years, 25% during the third year and the balance in decreasing amounts over the remaining four years.

Additional amortization expense is provided on an accelerated basis when the useful life of an intangible asset is determined to be less than originally expected.  Other intangible assets are reviewed for impairment when an event or circumstance indicates the value is lower than the current carrying value.

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets at December 31, 2013 and 2012 (see Note 12, Stock Warrants).  All of the warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  Because of this provision, all warrants are being accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.  The changes in the fair value of the warrants are recorded as component of other income.

Income Taxes

We account for income taxes pursuant to the provisions of ASC 740, Income Taxes (or ASC 740), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at December 31, 2013 and 2012.

ASC 740, requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expense.

For a discussion of each of all our significant accounting policies, including information and analysis of estimates and assumptions involved in their application, see Note 2, Significant Accounting Policies of our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

A table with our contractual commitments is not required for smaller reporting companies within our MD&A.  For information regarding our contractual commitments refer to Note 11, Debt and Note 21, Commitment and Contingencies of our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A., Quantitative and Qualitative Disclosures about Market Risk is not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Reports of Independent Registered Public Accounting Firms	57

Consolidated Balance Sheets as of December 31, 2013 and 2012	59

Consolidated Statements of Operations for the year ended December 31, 2013, and the periods ended December 31, 2012, and October 2, 2012	60

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013, and the periods ended December 31, 2012, and October 2, 2012	61

Consolidated Statements of Equity for the year ended December 31, 2013, and the periods ended December 31, 2012, and October 2, 2012	62

Consolidated Statements of Cash Flows for the year ended December 31, 2013, and the periods ended December 31, 2012, and October 2, 2012	64

Notes to Consolidated Financial Statements	66

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RLJ Entertainment, Inc.
Silver Spring, Maryland

We have audited the accompanying consolidated balance sheets of RLJ Entertainment, Inc. (“Successor” or the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013, and the period from October 3, 2012 to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLJ Entertainment, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period from October 3, 2012 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

March 19, 2014

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RLJ Entertainment, Inc.
Silver Spring, Maryland

We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the period from January 1, 2012 to October 2, 2012 for Acorn Media Group, Inc. (“Predecessor” or the “Company”).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of Acorn Media Group, Inc. for the period from January 1, 2012 to October 2, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

April 10, 2013

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

	Successor
(In thousands, except share data)	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$7,674	$4,739
Accounts receivable, net	20,324	24,611
Inventories, net	15,589	23,029
Investments in content, net	81,641	89,797
Prepaid expenses and other assets	2,527	1,938
Property, equipment and improvements, net	1,759	1,800
Equity investment in affiliates	25,233	25,449
Other intangible assets	19,651	23,883
Goodwill	47,066	47,382
Total assets	$221,464	$242,628
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$32,331	$30,590
Accrued royalties and distribution fees	43,309	32,658
Deferred revenue	4,402	4,339
Debt, less debt discount	77,558	82,323
Deferred tax liability	1,814	350
Stock warrant liability	4,123	4,324
Total liabilities	163,537	154,584
Equity:
Common stock, $0.001 par value, 250 million shares authorized, 13,700,862 and 13,377,546 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	13	13
Additional paid-in capital	86,938	86,133
Retained earnings (deficit)	(29,334)	1,743
Accumulated other comprehensive gain	310	155
Total equity	57,927	88,044
Total liabilities and equity	$221,464	$242,628

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2013 and For the Periods Ended December 31, 2012 and October 2, 2012

	Successor		Predecessor
(In thousands, except per share data)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012

Revenue	$164,830	$59,529	$57,830
Cost of sales	132,631	40,096	31,819
Gross profit	32,199	19,433	26,011

Selling expenses	26,830	9,096	11,149
General and administrative expenses	22,810	5,909	19,776
Depreciation and amortization	6,174	1,571	400
Total selling, general and administrative expenses	55,814	16,576	31,325
INCOME (LOSS) FROM OPERATIONS	(23,615)	2,857	(5,314)

Equity earnings of affiliates	3,296	695	983
Interest expense, net	(8,279)	(2,002)	(847)
Other income (expense)	(278)	852	118
Total other income (expense)	(5,261)	(455)	254
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(28,876)	2,402	(5,060)
Provision (benefit) for income taxes	2,201	659	203
NET INCOME (LOSS)	(31,077)	1,743	(5,263)
Less net income attributable to noncontrolling interests	—	—	(43)
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(31,077)	$1,743	$(5,306)
Net income (loss) per common share:

Unrestricted common stock:
Basic and diluted	$(2.30)	$0.13	$(5.19)
Restricted common stock:
Basic and diluted	$(2.30)	$0.13	$—

Unrestricted weighted average shares outstanding:
Basic and diluted	13,346	13,340	1,023
Restricted weighted average shares outstanding:
Basic and diluted	180	25	—

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2013 and For the Periods Ended December 31, 2012 and October 2, 2012

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012

NET INCOME (LOSS):
Net income (loss)	$(31,077)	$1,743	$(5,263)
Other comprehensive income:
Foreign currency translation gain	155	155	308
Total comprehensive income (loss)	(30,922)	1,898	(4,955)
Less: comprehensive income attributable to noncontrolling interests:
Share of net income	—	—	(43)
Share of foreign currency translation gain	—	—	(37)
Comprehensive income attributable to noncontrolling interest	—	—	(80)
Comprehensive income (loss) attributable to common shareholders	$(30,922)	$1,898	$(5,035)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2013 and For the Periods Ended December 31, 2012 and October 2, 2012

Successor:

	Common Stock					Accumulated
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Stockholder Notes Receivable	Retained Earnings (Deficit)	Other Comprehensive Gain	Total Equity

Balance at: October 3, 2012	9,994	$10	$50,113	$—	$—	$—	$50,123
Purchase consideration:
Image common stock	2,714	3	21,220	—	—	—	21,223
Acorn Media common stock	1,575	1	11,879	—	—	—	11,880
Sponsor common stock cancelled	(1,268)	(1)	1	—	—	—	—
Sponsor Warrants cancelled	—	—	713	—	—	—	713
Issuance of unregistered common stock for services	325	—	2,158	—	—	—	2,158
Issuance of restricted common stock for services	38	—	—	—	—	—	—
Stock-based compensation	—	—	49	—	—	—	49
Foreign Currency Translation	—	—	—	—	—	155	155
Net income	—	—	—	—	1,743	—	1,743
Balance at January 1, 2013	13,378	13	86,133	—	1,743	155	88,044
Issuance of restricted common stock for services	323	—	—	—	—	—	—
Stock-based compensation	—	—	805	—	—	—	805
Foreign currency translation	—	—	—	—	—	155	155
Net loss	—	—	—	—	(31,077)	—	(31,077)
Balance at December 31, 2013	13,701	$13	$86,938	$—	$(29,334)	$310	$57,927

(Continued on next page)

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Continued from previous page)

Year Ended December 31, 2013 and For the Periods Ended December 31, 2012 and October 2, 2012

Predecessor:

	Common Stock					Accumulated
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Stockholder Notes Receivable	Retained Earnings	Other Comprehensive Gain (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2012	1,023	$10	$4,451	$(684)	$26,295	$(421)	$(583)	$759	$29,827
Options Exercised	23	—	1,285	(1,285)	—	—	—	—	—
Stock-based compensation	—	—	499	—	—	—	—	—	499
Net income (loss)	—	—	—	—	(5,306)	—	—	43	(5,263)
Foreign Currency Translation	—	—	—	—	—	271	—	37	308
Stockholders’ Distributions	—	—	—	—	(4,879)	—	—	(265)	(5,144)
Balance at October 2, 2012	1,046	$10	$6,235	$(1,969)	$16,110	$(150)	$(583)	$574	$20,227

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2013 and For the Periods Ended December 31, 2012 and October 2, 2012

	Successor		Predecessor
(In thousands)	Year ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,077)	$1,743	$(5,263)
Adjustments to reconcile net Income (loss) to net cash:
Equity earnings in affiliates	(3,296)	(695)	(983)
Amortization of content, including impairments	75,345	21,008	14,239
Depreciation and amortization	6,174	1,571	400
Deferred tax provision	1,464	174	177
Foreign currency exchange loss (gain)	484	(201)	(310)
Fair value adjustment of stock warrant liability	(201)	(622)	—
Noncash interest expense	1,526	260	—
Stock-based compensation expense	805	49	499
Changes in assets and liabilities:
Accounts receivable, net	4,854	(7,495)	3,104
Inventories, net	7,462	(1,124)	(151)
Investments in content, net	(50,239)	(15,814)	(19,979)
Prepaid expenses and other assets	(258)	505	(1,137)
Accounts payable and accrued liabilities	(6,526)	(10,368)	4,148
Deferred revenue	33	1,127	—
Net cash provided by (used in) operating activities	6,550	(9,882)	(5,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,005)	(759)	(505)
Acquisition of affiliate	—	—	(21,871)
Dividends received from affiliate	4,005	—	2,682
Acquisition of Image and Acorn Media, net of cash acquired of $3,569	—	(95,347)	—
Net cash provided by (used in) investing activities	3,000	(96,106)	(19,694)

(continued on next page)

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued from previous page)

Year Ended December 31, 2013 and For the Periods Ended December 31, 2012 and October 2, 2012

	Successor		Predecessor
(In thousands)	Year ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Investment by RLJA	—	63,825	—
Borrowings under revolving credit facility	10,398	26,051	3,340
Repayments of borrowings under revolving credit facility	(3,000)	(32,304)	—
Proceeds from debt	1,414	53,944	18,000
Repayment of debt	(14,756)	(1,000)	(675)
Proceeds from issuance of subordinated debt	—	—	9,511
Distributions to stockholders	—	—	(5,144)
Net cash provided by (used in) financing activities	(5,944)	110,516	25,032
Effect of exchange rate changes on cash	(671)	211	(198)
NET INCREASE (DECREASE) IN CASH:	2,935	4,739	(116)
Cash at beginning of period	4,739	—	1,625
Cash at end of period	$7,674	$4,739	$1,509
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,765	$925	$659
Income taxes	$2,565	$16	$727

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Successor:

For the period ended December 31, 2013:

In connection with the acquisition of Image and Acorn Media, the Company adjusted its purchase price allocation and reduced its goodwill by $316,000.  (see Note 10, Goodwill and Other Intangible Assets)

For the period ended December 31, 2012:

(In thousands)
In connection with the acquisition of Image and Acorn Media:
Issued subordinated notes payable to certain selling shareholders of Image	$14,800
Assumed subordinated debt and obligations under Image’s and Acorn Media’s existing credit lines	$20,813
Issued shares of our common stock and warrants as purchase consideration	$33,377
Issued shares of our common stock and warrants as consideration to consultants and lenders	$2,298
Warrants were cancelled by RLJA’s Sponsor	$713
Shares of common stock were cancelled by RLJA’s Sponsor	$—

Predecessor:

For the period ended October 2, 2012:

(In thousands)
Stock options were exercised in exchange for a shareholder note receivable	$1,285

See accompanying notes to consolidated financial statements.

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business and Basis of Presentation

RLJ Entertainment, Inc. (or Successor).  RLJ Entertainment, Inc. (or RLJE) is a company with a direct presence in North America, the United Kingdom and Australia and sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries Acorn Media UK Limited (or Acorn UK), Acorn Media Australia Pty Ltd. (or RLJE Australia) and Acorn Productions Limited (or APL).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries for periods following the Business Combination (as described below) and Acorn Media and its subsidiaries for periods prior to the Business Combination, unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We acquire content rights in various categories including, British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license rights to third-party programs.  We also develop, produce, and own original programming through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  Our owned content includes Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL the works of Agatha Christie.  We exploit this content across multiple platforms.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, APL, and our majority-owned subsidiary, ACL (IP Licensing segment), as well as our fitness offerings; (2) wholesale exploitation through partners covering broadcast/cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3)  direct relations with consumers via proprietary e-commerce, catalog, and subscription-based SVOD channels (Direct-to-Consumer segment).

Our wholesale partners are broadcast, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others, DirectTV, Showtime, BET, PBS, Netflix, Amazon, Hulu, Walmart, Target, Costco, Barnes & Noble, HMV and iTunes.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites, and catalogs and the continued roll-out of our proprietary subscription-based SVOD channels, such as Acorn TV.  We also plan to develop other audience based premium SVOD channels beginning with Acacia TV, which was launched in January 2014, and another SVOD channel focused on urban content that we plan to launch in 2014.

RLJE’s management views the operations of the company based on these three distinctive reporting segments: (1) Intellectual Property (or IP) Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (including cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third party vendors such as DirectTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

Acorn Media Group, Inc. (or Predecessor).  Acorn Media was formed as a corporation in the District of Columbia in 1984 and elected in 1989 to be treated as an S corporation.  Acorn Media is a marketer and distributor of niche content, through physical, digital and broadcast platforms, and complementary products, selling through both third-party  (wholesale) and proprietary direct-to-consumer channels. Acorn Media acquires exclusive home video, digital and broadcast rights from third parties, usually for a period of seven years, for a diverse array of British television and other specialty programming.  In February 2012, Acorn Media acquired a 64% ownership in ACL.

Basis of Presentation

The accompanying audited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for the Form 10-K.  The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts within our consolidated financial statements.  Although we believe that these estimates to be reasonably accurate, actual amounts may differ.  Certain amounts reported previously in our consolidated financial statements have been reclassified to be comparable with the classifications used for our 2013 consolidated financial statements.

We are presenting an unclassified balance sheet as allowed by U.S. GAAP for the entertainment industry at December 31, 2013, and as presented in our 2012 Form 10-K.  We believe that an unclassified balance sheet presentation is preferable due to the U.S. GAAP requirement to disclose certain investments in content as noncurrent even though these noncurrent, classified investments will be largely realized within in the next 12 months as they will generate a significant portion of their revenues during this time period.  Due to this requirement, we believe presenting a classified balance sheet would be misleading to the readers of our financial statements as it would in our opinion overstate our working capital deficit.

Business Combination

On October 3, 2012, the Business Combination of RLJE, Image and Acorn Media was completed.  Prior to the closing of the Business Combination, RLJE was a wholly-owned subsidiary of RLJ Acquisition, Inc. (or RLJA), a special acquisition company.  As such, RLJE and RLJA had no meaningful operating activities prior to the closing of the Business Combination.

For financial reporting purposes, RLJE is the acquirer of Image and Acorn Media.  Acorn Media was determined to be the Predecessor based primarily on its significantly higher purchase price relative to Image. The Business Combination was accounted for in accordance with U.S. GAAP and accordingly, the assets and liabilities were recorded using fair value at October 3, 2012. The financial statements for the year ended 2012 are presented for two periods, the period prior to the Business Combination (“Predecessor”) and the period subsequent to the Business Combination (“Successor”). The Predecessor financial statements for the period ended October 2, 2012, are not comparable with the Successor periods as a result of the acquisition accounting.

The “Predecessor” period (pre-October 3, 2012) comprises the activities of Acorn Media.  The “Successor” period (post-October 3, 2012) comprises the activities of RLJE, Image and Acorn Media.

Principles of Consolidation

The operations of ACL are entirely managed by RLJE, subject to oversight by ACL’s Board of Directors. The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors by the minority shareholder. We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements beginning from when Acorn Media acquired its 64% ownership interest in ACL (February 29, 2012).

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL. Investment in ACL is carried as a separate asset on the Consolidated Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings of ACL are included in “Other income (expense)” in the Consolidated Statements of Operations. All intercompany transactions and balances have been eliminated.

Liquidity

For the year ended December 31, 2013, we generated a net increase in cash of $6.6 million resulting from our operating activities. Despite incurring a net loss of $31.1 million during 2013, we generated a net increase in cash of $2.9 million in 2013. We also realized favorable cash flow from a reduction in our trade receivables (re-paid advance of $9.0 million at December 31, 2012, Note 6, Accounts Receivable) and inventories ($7.4 million, Note 7, Inventories) offset by payments to our vendors. During 2013, cash flow generated from operations was used to make principal payments on our term debt.

We believe our reduced liquidity will be positively impacted by:

▪	The full realization of approximately $8.0 million in synergy changes that will be realized in 2014 (unaudited);

▪	Improving gross margin by re-investing $15.0 million of capital into higher yielding content beginning in 2014 and continuing in 2015 (unaudited); and

▪	Revenue expansion and continued positive Adjusted EBITDA results from operating improvements (unaudited).

In our second amendment to our Credit Facility dated November 6, 2013, have agreed to use a portion of our projected 2014 cash flow to make accelerated principal payments to our lenders to reduce our leverage. As a result of this agreement, $12.25 million of additional incremental payments are due during 2014. We are forecasting that the incremental principal reduction will be paid from our 2014 free cash flows. We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments. Additionally, we expect to curtail our spending on new content investments in 2014 and in 2015, to make principal payments. This curtailment is not expected to have an immediate adverse effect on the results of operations. However, curtailing content investment over a sustained period could have a material adverse effect on future operating results and cash flows.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write-downs, accounts receivable allowances and provision for doubtful accounts and sales returns reserves, valuation of deferred taxes, valuation of warrants, and ultimate projected revenues of our film library, which impact amortization of investments in content and related impairment assessments.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Revenues and Receivables

Revenue Recognition

Revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films (or ASC 926) and ASC 605, Revenue Recognition.  We generate our revenue primarily from the exploitation of acquired or produced content rights through multiplatform distribution channels. The content is monetized in DVD format to wholesale, licensed to broadcast and cable, video-on-demand, direct-to-consumer, catalogs, subscription streaming video and licensed to digital platforms like Amazon and Netflix. Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserve, sales discounts and market development funds.

Revenues from home video exploitation are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other ASC 605 recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from international home video sub-licensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for sales returns and uncollectible accounts receivable are provided at the time of sale.

Allowances for Sales Returns and Doubtful Accounts Receivable

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors that could negatively impact actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

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

Allowances Received From Vendors

In accordance with ASC 605-50, Revenue Recognition—Customer Payments and Incentives, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

Shipping Income and Expenses

In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying consolidated statements of operations.

Market Development Funds

In accordance with ASC 605-50, Revenue Recognition—Customer Payment and Incentives, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues.

Investments in Content

Investments in content include the unamortized costs of completed films and television programs that were acquired or produced. Within the carrying balance of investments in content are development and production costs for films and television programs which are acquired or produced.

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

Original Production Costs – For films and television programs produced by RLJE, capitalized costs include all direct production and financing costs, and production overhead. Capitalized costs also include financing costs incurred while in production, if any.

Unamortized content investments are charged to cost of sales as revenues are earned.  These un-recouped investments are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release, or for episodic television series a period not to exceed 10 years from the date of delivery of the first episode or, if still in production, five years from the date of delivery of the most recent episode, if later.

Investments in content are stated at the lower of amortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Content programs in progress include the accumulated costs of productions, which have not yet been completed, and advances on content not yet received from program suppliers. We begin to amortize these investments once the content has been released.

Production Development Costs

The costs to produce licensed content for domestic and international exploitation include the cost of converting film prints or tapes into the optical disc format.  Depending on the platform for which the content is being exploited, costs may include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments.  These costs are capitalized as incurred. A percentage of the capitalized production costs are amortized to expense based upon:  (i) a projected revenue stream resulting from distribution of new and previously released content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Inventories

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Inventories consist primarily of packaged goods for sale, which are stated at the lower-of-cost or market, as well as componentry.  In 2013, we consolidated the inventory methodologies to an average-cost basis.  Up until January 1, 2013, Acorn Media determined inventory costs on a first-in first-out basis and Image determined inventory costs on an average cost basis. The effect of this change was not material.

Goodwill and Other Intangible Assets

The Business Combination was accounted for in accordance with ASC 805, Business Combinations (or ASC 805) and accordingly, the acquisition method of accounting was applied, whereby, the purchase consideration paid to acquire a business is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets acquired is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a period not to exceed one year from the date of acquisition. In accordance with ASC 805, we had up to one year to finalize the valuations and accounting for the Business Combination that took place in 2012.  Our valuation of the Business Combination was completed as of September 30, 2013. When finalizing our purchase price allocation we adjusted goodwill by $316,000 (see Note 10, Goodwill and Other Intangible Assets).

Goodwill

Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition.  Goodwill is recorded at our reporting units, which are consolidated into our reporting segments.  Goodwill is not amortized but is reviewed for impairment annually on October 1st of each year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.  The impairment test follows a two-step approach.  The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary.  Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill.  Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated.  Determining the fair value requires various assumptions and estimates, which include consideration of the future projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in future periods.

Goodwill was tested for impairment for the periods presented and no impairments were recognized.

Other Intangible Assets

Other intangible assets are reported at their estimated fair value when acquired less accumulated amortization.  The majority of our intangible assets were recognized as a result of the Business Combination.  As such, the fair values of our intangibles were recorded in 2012 when applying purchase accounting.  Additions since the 2012 Business Combination are limited to website expenditures. Similar to how we account for internal-use software development, costs incurred to develop and implement our websites are capitalized in accordance with ASC 350-50, Website Development Costs.  Website operating costs are expensed as incurred.  Costs incurred for upgrades and enhancements that provide additional functionality are capitalized.

Amortization expense on our other intangible assets is generally computed by applying the straight-line method over the estimated useful lives of trade names (15 years), website (3 years), supplier contracts (7 years), customer relationships (five years), options on future content (7 years) and leases (2 years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years (through 2014), 20% during the third year and the balance ratably over the remaining useful life.  The recorded value of our options on future content is amortized based on forecasted future revenues, whereby approximately 50% is being amortized over the first two years, 25% during the third year and the balance in decreasing amounts over the remaining four years.

Additional amortization expense is provided on an accelerated basis when the useful life of an intangible asset is determined to be less than originally expected.  Other intangible assets are reviewed for impairment when an event or circumstance indicates the fair value is lower than the current carrying value.

For all periods presented, we did not recognize any impairments on our other intangible assets.

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets at December 31, 2013 and 2012 (see Note 12, Stock Warrants).  All of the warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  Because of this provision, all warrants are being accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.  The changes in the fair value of the warrants are recorded as a component of other income (expense).

Income Taxes

We account for income taxes pursuant to the provisions of ASC 740, Income Taxes (or ASC 740), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at December 31, 2013 and 2012.

ASC 740, requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expense.

Acorn UK, APL, and RLJE Australia are subject to income taxes in their respective countries.  We include our foreign subsidiaries in our U.S. Federal or state income tax returns. The income tax payments they make give rise to foreign tax credits that we may use to offset taxable income in the United States.

The Predecessor had elected to be a Subchapter S Corporation (“S corporation”) under the Internal Revenue Code.  In lieu of corporate income taxes, the stockholders of the S corporation were taxed on their proportionate share of the Predecessor’s taxable income.  Therefore, no provision for U.S. federal or state income taxes was included for period ended as of or prior to October 2, 2012.

Foreign Currency Translation

The consolidated financial statements are presented in our company’s functional and reporting currency, which is the U.S. dollar. For the foreign subsidiaries whose functional currency is other than the U.S. dollar (the British Pound for Acorn UK and APL; and Australian Dollar for RLJE Australia), balance sheet accounts, other than equity accounts, are translated into U.S. dollars at exchange rates in effect at the end of the period and income statement accounts are translated at average monthly exchange rates. Equity accounts are translated at historical rates. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency denominated transactions are included in the statement of operations as a component of other income (expense).

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our debt and notes payable approximates fair value as the debt bears market interest rates of interest.  Our estimate of fair value is based on the quoted interest rates or similar issuances or on the current rates offered to us for debt of the same remaining maturities.  We consider this assessment of fair value to be a Level 3 assessment.

ASC 820, Fair Value Measurements and Disclosures (or ASC 820), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Our recurring fair value measurements of financial assets and liabilities and our nonrecurring fair value measurements of assets and liabilities are disclosed in Note 13, Fair Value Measurements.

Concentrations of Credit Risk

Financial instruments which potentially subject RLJE to concentrations of credit risk consist primarily of deposit accounts and trade accounts receivable. RLJE maintains bank accounts at financial institutions, which at times may exceed amounts insured by the Federal Deposit Insurance Corporation (or FDIC) and Securities Investor Protection Corporation (or SIPC). We place our cash with several financial institutions which are reputable and therefore bear minimal credit risk. RLJE has never experienced any losses related to these balances.

With respect to trade receivables, we perform ongoing credit evaluations of our customers’ financial conditions and limit the amount of credit extended when deemed necessary but generally require no collateral.

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost less accumulated depreciation and amortization.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.   Internal-use software development costs are capitalized if the costs were incurred while in the application development stage, or they were for upgrades and enhancements that provide additional functionality.  Training and data-conversion costs are expensed as incurred.  We cease capitalizing software costs and start depreciating the software once the project is substantially complete and ready for its intended use.

Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the furniture, fixtures and equipment (3-7 years), and software (3 years).  Leasehold improvements are amortized over the shorter of the useful life (10 years) of the improvement or the life of the related leases.

Impairment of Long-Lived Assets

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

Equity Method Investments

We use the equity method of accounting for investments in companies in which we do not have voting control but where we do have the ability to exert significant influence over operating decisions of the companies.  Our equity method investees are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.

Debt Discounts

The difference between the principal amount of our debt and the amount recorded as the liability represents a debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected life of the debt.

Advertising Costs

Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  Advertising and promotion expense are included as a component of selling expenses.  For the periods ended December 31, 2013 and 2012 (Successor), advertising expense was $3.4 million and $890,000, respectively.  For the period of January 1, 2012 through October 2, 2012 (Predecessor), advertising expense was $464,000.

Stock Options and Restricted Stock Awards

ASC 718, Compensation—Stock Compensation (or ASC 718), establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  Expense recognized is reduced by estimated forfeitures.

Earnings/Loss per Share

Basic earnings/loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period.  For the periods reporting a net loss, diluted loss per share is equivalent to basic loss per share, as inclusion of common share equivalents would be anti-dilutive.  We present our earnings/loss per share separately for our restricted and unrestricted common stock using the two-class method per ASC 260, Earnings Per Share.  Our unvested restricted shares of common stock are presented separately as they participate in nonforfeitable dividends prior to vesting.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. ASU No. 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.     SEGMENT INFORMATION

In accordance with the requirements of the Accounting Standards Codification (the ASC) 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Intellectual Property (or IP) Licensing, Wholesale, and Direct-to-Consumer, are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment includes our investment in ACL. Our Wholesale segment consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channels.

Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL. Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and transaction costs incurred in connection with the Business Combination and ACL.  Interest expense, other income (expense) and provision for income tax are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

The following tables summarize the segment contribution for the year ended December 31, 2013 and for the period of October 3, 2012 to December 31, 2012:

	Successor
(In thousands)	Year Ended December 31, 2013
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenue	$8,019	$115,397	$41,414	$—	$164,830
Operating costs and expenses	(7,967)	(124,710)	(44,762)	(4,832)	(182,271)
Depreciation and amortization	(89)	(3,115)	(2,931)	(39)	(6,174)
Share in ACL earnings	3,296	—	—	—	3,296
Segment contribution	$3,259	$(12,428)	$(6,279)	$(4,871)	$(20,319)

	Successor
(In thousands)	October 3, 2012 to December 31, 2012
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenue	$—	$41,507	$18,022	$—	$59,529
Operating costs and expenses	(47)	(37,100)	(17,613)	(340)	(55,101)
Depreciation and amortization	(31)	(1,508)	(23)	(10)	(1,571)
Share in ACL earnings	695	—	—	—	695
Segment contribution	$617	$2,899	$386	$(350)	$3,552

Operating costs and expenses exclude costs related to the depreciation and amortization which is separately presented in the tables above. During the year ended December 31, 2013, the Wholesale segment’s operating cost and expenses include non-cash impairments related to investments in content and inventories totaling $12.9 million.  These impairment charges are explained in Note 7, Inventories and Note 9, Investments in Content.

The following table summarizes the segment contribution for the period of January 1, 2012 to October 2, 2012:

	Predecessor
(In thousands)	January 1, 2012 to October 2, 2012
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenue	$—	$36,356	$21,474	$—	$57,830
Operating costs and expenses	(501)	(28,534)	(23,529)	(10,180)	(62,743)
Depreciation and amortization	(8)	(383)	(6)	(3)	(401)
Share in ACL earnings	983	—	—	—	983
Segment contribution	$474	$7,439	$(2,061)	$(10,183)	$(4,331)

A reconciliation of total segment contribution to income (loss) before provision for income taxes is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31,	October 3, to December 31,	January 1, to October 2,
	2013	2012	2012

Total segment contribution	$(20,319)	$3,552	$(4,331)
Interest expense	(8,279)	(2,002)	(847)
Other income (expenses)	(278)	852	118
Income (loss) before provision for income taxes	$(28,876)	$2,402	$(5,060)

Total net revenues by geographical location are as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31,	October 3, to December 31,	January 1, to October 2,
	2013	2012	2012

United States	$131,546	$52,725	$45,214
United Kingdom	26,733	5,960	10,989
Other	6,551	844	1,627
Total net revenues	$164,830	$59,529	$57,830

Net revenues are attributed to geographical locations based on where our customers reside.

Total assets for each segment primarily include accounts receivable, inventory, and investments in content. The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

	Successor
(In thousands)	December 31,
	2013	2012

IP Licensing	$36,127	$34,736
Wholesale	162,162	179,787
Direct-to-Consumer	15,964	24,897
Corporate	7,211	3,208
Total assets	$221,464	$242,628

Long-lived assets by geographical location are as follows:

	Successor
(In thousands)	December 31,
	2013	2012

United States	$128,454	$144,153
United Kingdom	45,310	41,900
Other	1,586	2,258
Total long-lived assets	$175,350	$188,311

Long-lived assets include goodwill; other intangibles assets; equity investment in ACL; property, equipment and improvements; and investments in content.

Major Customers

Amazon and Entertainment One Films Canada Inc. accounted for approximately 13.6% and 10.3%, respectively, of our net revenues for the period ended December 31, 2013. We do not have any other customers which accounted for more than 10.0% of our net revenues for the period ended December 31, 2013.  Our top five customers accounted for approximately 42.1% of our net revenues for the period ended December 31, 2013 which includes Amazon and Entertainment One Films of Canada.  At December 31, 2013, SPHE and Netflix accounted for approximately 43.8% and 17.3%, respectively, of our gross accounts receivables.

NOTE 4.     BUSINESS COMBINATION

On October 3, 2012, pursuant to an agreement and plan of merger and a preferred stock purchase agreement, as amended, RLJE acquired all of the outstanding common and preferred stock of Image.  RLJE’s acquisition of Image is referred to as the “Image Merger.”  The aggregate purchase price paid by RLJE to consummate the Image Merger was as follows:

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

We used the closing market price of our common stock as of October 3, 2012, to determine the fair value of our common stock.  The fair value of our unregistered shares of common stock was determined by taking the fair value of a registered share and discounting that value by 22.0%.  This discount is due to the required holding period for unregistered shares, determined using the estimated fair value of a protective put relative to the fair value of our common stock.

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

Of the cash paid to the selling shareholders of Acorn Media, $8 million was placed into escrow, $3 million for potential working capital adjustments and $5 million for potential indemnity claims.  The working capital adjustment resulted in approximately $2.6 million reverting to the selling shareholders of Acorn and $400,000 being remitted in 2013 to RLJE.  The escrow amount related to potential indemnity claims will be held for 18 months following the closing date of the Acorn Merger before being released.  Amounts held in escrow are not recorded on our balance sheet.

The cash needed to consummate the above mergers was provided from cash reserves and bank borrowings as disclosed in Note 11, Debt.  A summary of RLJE sources of cash for the purchase of Image and Acorn is as follows:

(In thousands)
Sources of cash:
RLJA beginning cash	$143,249
RLJA redemptions	(79,424)
Adjusted beginning cash	63,825
Senior term loan borrowings, net of loan origination fees and costs of $2,665	52,335
Credit facility borrowings	4,473
Total sources of cash	$120,633

Uses of cash:
Purchase consideration paid (before considering cash acquired)	$98,916
Payoff of lines of credit assumed	13,804
Transaction costs incurred	7,913
Total uses of cash	$120,633

A summary of the transaction costs incurred and paid for by RLJE is as follows:

(In thousands)
	RLJE/RLJA	Image	Total
Investment banker fees	$4,548	$400	$4,948
Legal fees	900	1,236	2,136
Other	582	247	829
	$6,030	$1,883	$7,913

Of the transaction costs incurred, investment banking fees of $3.6 million were accrued by RLJA prior to 2012.  The other transaction costs of $829,000 primarily consist of diligence costs, insurance expenses, and travel and lodging costs incurred in connection with the Business Combination.  These transaction costs, totaling $7.9 million, were excluded from the financial results as only costs incurred by Acorn Media (or Predecessor) are included in the 2012 Predecessor period.  The RLJE/RLJA financial statements for the periods prior to October 3, 2012, are not presented as there was minimal activity in those periods, except for transaction-related and start-up costs, which amounted to approximately $1.0 million in addition to the costs disclosed above.

RLJE also incurred certain transaction costs that were settled in shares of our common stock and warrants to acquire shares of our common stock.  For further discussion regarding the warrants and common stock issued refer to Note 12, Stock Warrants and Note 15, Stock Based Compensation.

Acorn Media expensed $10.2 million in transaction costs in the 2012 Predecessor period, consisting primarily of investment banking fees ($2.7 million), retention (stay) bonuses paid to Acorn Media’s employees ($4.7 million), and legal costs incurred in connection with the Business Combination and the purchase of the 64% interest in ACL.

The Image and Acorn Mergers have been accounted for as business acquisitions in accordance with ASC 805.  The purchase price allocation was based upon a valuation using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired, based on their estimated fair values.

The total purchase consideration was allocated as follows:

(In thousands)	Image	Acorn	Total

Cash	$2,060	$1,509	$3,569
Accounts receivable and inventories	18,694	20,346	39,040
Investments in content	37,604	52,638	90,242
Investment in ACL	—	24,571	24,571
Deferred tax assets, net	10,746	835	11,581
Deferred tax valuation allowance	(10,746)	(1,012)	(11,758)
Identifiable intangible assets	4,930	20,819	25,749
Goodwill	26,854	20,212	47,066
Other assets	2,060	2,974	5,034
Total assets acquired	92,202	142,892	235,094
Liabilities assumed, excluding lines of credit and other debt assumed	(45,813)	(21,375)	(67,188)
Net assets acquired	$46,389	$121,517	$167,906

Goodwill represents the excess of the purchase consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired.  Our allocation of the purchase consideration was finalized as of September 30, 2013.  A summary of the final purchase price allocation and adjustments to goodwill is as follows:

(In thousands)

Goodwill as reported at October 3, 2012 and December 31, 2012	$47,382

Adjustments:
Cash received from escrow	(389)
Increase in the fair value of investments in content and options to acquire future content	(226)
Valuation adjustment for tax liabilities	259
Valuation of registration right obligation	40
Total adjustments	(316)
Goodwill at September 30, 2013	$47,066

Of the goodwill recognized, approximately $19.3 million will be amortized over 15 years for tax purposes giving rise to a future tax deduction.

Identifiable intangible assets from the Business Combination consist of the following:

(In thousands)	Image	Acorn	Total	Useful Life (Years)		Amortization Method

Trade names	$3,140	$7,810	$10,950	15		Straight-line
Options for future content	—	900	900	7		Accelerated basis
Customer relationships	—	9,290	9,290	5		Accelerated basis
Websites	—	2,489	2,489	3		Straight-line
Supplier contracts	1,390	330	1,720	7	(1)	Straight-line
Leases	400	—	400	2		Straight-line
	$4,930	$20,819	$25,749

(1)	A weighted average number of years is being disclosed

When arriving at the above amortization methods and useful lives, we considered the pattern of economic benefit to be derived from the acquired intangible assets.  A summary of the Successor’s amortization for the periods presented for each type of intangible asset is provided in Note 10, Goodwill and Other Intangible Assets.

For tax purposes, we and the selling shareholders of Acorn Media have elected to treat the Acorn Merger as an asset acquisition, and therefore the acquired intangible assets of Acorn Media will be amortized for tax purposes generally over 15 years, except for the website costs which are amortized for tax purposes generally over three years.

The following unaudited pro forma financial information reflects the operating results of RLJE as if Image and Acorn Media were acquired as of January 1, 2012.  The unaudited pro forma financial information does not include adjustments for transaction costs incurred and other one-time expenses, nor does it include adjustments for synergies.  These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of January 1, 2012, or of RLJE’s future operating results.

(In thousands, except per share data)
Year Ended December 31, 2012
Net revenues	$181,044
Net loss	$(20,679)
Net loss per share:
Unrestricted common stock – basic and diluted	$(1.55)
Restricted common stock – basic and diluted	$(1.55)
Weighted average common shares outstanding:
Unrestricted common stock – basic and diluted	13,340
Restricted common stock – basic and diluted	38

NOTE 5.     EQUITY EARNINGS IN AFFILIATE

In February 2012, the Predecessor acquired a 64% interest in ACL for total purchase consideration of £13.7 million or approximately $21.9 million excluding direct transaction costs.   The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including more than 80 novels and short story collections, 19 plays, a film library of nearly 40 made-for-television films.  The acquisition was funded by a combination of cash on hand, a three-year, $18.0 million term loan from a bank and $2.7 million in subordinated debt from certain Acorn Media stockholders, which were all paid off at the closing of the Business Combination described above in Note 4, Business Combination.

Acorn Media is accounting for its investment in ACL using the equity method of accounting because (1) Acorn Media is only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

As of October 3, 2012, the basis difference between the above fair value assessment and the amount of underlying equity in ACL’s net assets is approximately $18.7 million.  The basis-difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046, and is being amortized through 2046 using the straight-line method.  Basis-difference amortization was recorded against our share of ACL’s net income in the consolidated statements of operations. Prior to October 3, 2012, the basis difference was approximately $14.6 million, which was being amortized using the straight-line method through 2046.

A summary of the ACL investment account is as follows:

(In thousands)
Successor Period

Fair value of ACL investment	$24,571
Share of income through December 31, 2012	838
Basis-difference amortization	(143)
Translation adjustment	183
Investment balance at December 31, 2012	25,449
Share of income through December 31, 2013	3,834
Dividends received	(4,005)
Basis-difference amortization	(538)
Translation adjustment	493
Investment balance at December 31, 2013	$25,233

Predecessor Period

Purchase consideration – February 2012	$21,871
Share of income through October 2, 2012	1,242
Basis-difference amortization	(259)
Dividends received	(2,682)
Translation adjustment	340
Investment balance at October 2, 2012	$20,512

The following summarized financial information is derived from financial statements of ACL as of December 31, 2013 and 2012 (balance sheets), and for the year ended December 31, 2013 and for periods of October 3, 2012 through December 31, 2012, and February 29, 2012 through October 2, 2012 (income statements):

	Successor
(In thousands)	December 31,
	2013	2012

Cash	$3,683	$7,814
Film costs	9,835	16,181
Other assets	8,294	5,935
Production obligation payable	—	(8,017)
Deferred revenues	(8,895)	(9,949)
Other liabilities	(2,396)	(1,392)
Equity	$10,521	$10,572

	Successor		Predecessor
	Year Ended	October 3, to	February 29, to
(In thousands)	December 31,	December 31,	October 2,
	2013	2012	2012

Revenues	$36,976	$3,194	$5,410
Film cost amortization	(25,558)	(605)	(1,461)
General, administrative and other expenses	(3,307)	(880)	(1,405)
Income from operations	8,111	1,709	2,544
Net income	$5,985	$1,301	$1,940

Balance sheet amounts have been translated from British Pound to U.S. Dollar using the December 31, 2012 and 2013 exchange rates.  Income statement amounts have been translated from British Pound to U.S. Dollar using the average exchange rate for each of the periods presented.

NOTE 6.     ACCOUNTS RECEIVABLE

Accounts receivable are primarily derived from:  (1) the sale of physical content (DVDs) to retailers and wholesale distributors who ship to mass retail, (2) direct-to-consumer, e-commerce, catalog and download-to-own sales and (3) video content we license to broadcast, cable/satellite providers and digital subscription platforms like Netflix and Amazon.  Our accounts receivable typically trends with retail seasonality.

	Successor
(In thousands)	December 31,	December 31,
	2013	2012

Wholesale Distribution	$30,266	$42,037
IP Licensing	—	—
Direct-to-Consumer	67	3,032
Less: Receivables (advances) from distributor	700	(9,023)
Accounts receivable before allowances and reserves	31,033	36,046
Less: reserve for returns	(10,690)	(11,297)
Less: allowance for doubtful accounts	(19)	(138)
Accounts receivable, net	$20,324	$24,611

Wholesale receivables are primarily billed and collected by our U.S. distribution facilitation partner, Sony Pictures Home Entertainment (or SPHE).  At December 31, 2013, Sony Pictures Home Entertainment (or SPHE) and Netflix accounted for approximately 43.8% and 17.3%, respectively, of our gross accounts receivables.

At December 31, 2012, SPHE had advanced us $9.0 million, against future collection of our receivables, which they manage on our behalf.  Because our distribution partner has the right to offset our obligation to repay these advances against the receivables that are collected by SPHE, these advances are netted against the receivables collected by SPHE.  At December 31, 2013, we had a receivable from SPHE of $700,000; the $9.0 million advance had been fully repaid.

Allowances for Sales Returns and Doubtful Accounts Receivable

Successor

As disclosed in Note 2, Summary of Significant Accounting Policies, for each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our sales return reserve as of December 31, 2013 and 2012 was $10.7 million and $11.3 million, respectively.  For the year ended December 31, 2013 there was no bad debt expense charge and for the period ended December 31, 2012, we charged $391,000 to bad debt expense.  Included in bad debt expense during the period ended December 31, 2012, was a bad debt charge of $311,000 related to HMV (a significant customer for our Wholesale segment), which filed for bankruptcy protection on January 15, 2013.  Our allowance for uncollectible accounts was $19,000 and $138,000 as of December 31, 2013 and 2012, respectively.

Predecessor

The Predecessor’s sales return reserve as of October 2, 2012 $1.5 million.  Similarly, we evaluate accounts receivable to determine if they will ultimately be collected.  The Predecessor had charged to bad debt expense for the period ended October 2, 2012, $304,000.  As of October 2, 2012, the Predecessor did not record an allowance for uncollectible accounts.

NOTE 7.     INVENTORIES

Inventories are summarized as follows:

	Successor
(In thousands)	December 31,	December 31,
	2013	2012

Packaged discs	$12,819	$17,248
Packaging materials	394	2,144
Other merchandise (1)	2,376	3,637
Inventories, net	$15,589	$23,029

(1)	Other merchandise consists of third-party products, primarily gifts, jewelry, and home accents.

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Our obsolescence reserve was $6.5 million and $699,000 as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Successor period of October 3, 2012 to December 31, 2012 and the Predecessor period in 2012, we incurred impairment charges associated with our inventories due to adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  A summary of the impairment charges by quarter is as follows:

(In thousands)
	Successor		Predecessor
Three Months Ended	Year Ended December 31, 2013	For the period of October 3, to December 31, 2012	For the period of January 1, to October 2, 2012

March 31st	$189	$—	$149
June 30th	4,772	—	143
September 30th	1,234	—	275
December 31st	328	70	—
	$6,523	$70	$567

During the second quarter of 2013, we recorded an inventory impairment charge of $3.3 million resulting from the early termination arrangement with a content supplier. The impairment charge reflected the shortened sell-off period ending March 2014.

NOTE 8.     PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements at December 31, 2013 and 2012, are summarized as follows:

	Successor
	December 31,
(In thousands)	2013	2012

Furniture, fixtures and equipment	$1,226	$885
Software	1,174	993
Leasehold improvements	533	227
Property, equipment and improvements	2,933	2,105
Less: accumulated depreciation and amortization	(1,174)	(305)
Property, equipment and improvements, net	$1,759	$1,800

Successor

During the fourth quarter of 2013, we reduced the useful life of property, equipment and improvements that were located in our Chatsworth, California location since we signed a lease to move to a new location in Woodland Hills, California.  We moved to the location in February 2014.  The reduction in the useful life increased depreciation expense by approximately $68,000 in the fourth quarter of 2013.  During the periods ended December 31, 2013 and 2012, there was no impairment to property, equipment and improvements.

Depreciation expense for the year ended December 31, 2013, and the period of October 3, 2012 through December 31, 2012 was $869,000, and $305,000, respectively.

We capitalized $181,000 and $67,000 of internal-use software development costs for the year ended December 31, 2013 and for the period of October 3, 2012 through December 31, 2012, respectively.

Predecessor

During the period ended October 2, 2012, there was no impairment to property, equipment and improvements.  Depreciation expense for the period of January 1, 2012 through October 2, 2012 was $111,000.  For the period of January 1, 2012 through October 2, 2012, we capitalized internal-use software development costs of $219,000

NOTE 9.     INVESTMENTS IN CONTENT

Investments in content are as follows:

	Successor
	December 31,	December 31,
(In thousands)	2013	2012

Released	$66,527	$74,287
Completed, not released	10,387	6,398
In-production	4,727	9,112
Investments in content, net	$81,641	$89,797

For all of the periods presented, we incurred financing costs which were capitalized. The amounts capitalized were immaterial.

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.

A summary of impairment charges by quarter during the year ended December 31, 2013, period of October 3, 2012 through December 31, 2012 (Successor) and the period of January 1, 2012 through October 2, 2012 (Predecessor) is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	For the period of October 3, to December 31, 2012	For the period of January 1, to October 2, 2012
Three Months Ended

March 31st	$607	$—	$430
June 30th	2,620	—	430
September 30th	1,932	—	1,175
December 31st	1,260	73	—
	$6,419	$73	$2,035

As a result of the early termination with a content supplier during the quarter ended June 30, 2013, we incurred accelerated amortization and an impairment charge totaling $1.5 million reflecting the shortened content distribution arrangement.  In determining the fair value of content (Note 13, Fair Value Measurements), we employ a discounted cash flows (or DCF) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular content.

Unamortized Film Costs

Our estimated future amortization for investments in content is as follows:

(In thousands)	Successor
Period	Estimated Amortization	Percentage

1 Year	$21,348	32.1%
2 - 3 Years	29,680	44.6%
4 - 5 Years	13,819	20.8%
Thereafter	1,680	2.5%
	$66,527	100%

NOTE 10.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired.  Our allocation of the purchase consideration from the Business Combination of Image and Acorn Media was finalized as of September 30, 2013.  The details regarding the reduction of goodwill by $316,000 between December 31, 2012 and September 30, 2013 are disclosed in Note 4, Business Combination.

Goodwill by segment is as follows:

	Successor
(In thousands)	December 31,	December 31,
	2013	2012

Wholesalet	$44,230	$37,966
Direct-to-Consumer	2,836	9,416
IP Licensing	—	—
	$47,066	$47,382

Our segment allocation of goodwill as of December 31, 2012, was based on preliminary estimates.  We finalized our allocation of goodwill as of September 30, 2013, and reallocated amounts between our Wholesale and Direct-to-Consumer segments.

Intangibles

A summary of our intangibles and amortization for the year ended December 31, 2013, and for the period ended December 31, 2012, is as follows:

	Successor
	December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$10,950	$(913)	$10,037
Customer relationships	9,290	(3,484)	5,806
Websites	2,962	(1,386)	1,576
Supplier contracts	1,720	(338)	1,382
Option for future content(1)	900	(78)	822
Leases	400	(372)	28
	$26,222	$(6,571)	$19,651

(1)	Options for future content were recognized in 2013 when finalizing the allocation of the purchase consideration from the Business Combination.

	Successor
	December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$10,950	$(182)	$10,768
Customer relationships	9,290	(696)	8,594
Websites	2,789	(280)	2,509
Supplier contracts	1,720	(68)	1,652
Leases	400	(40)	360
	$25,149	$(1,266)	$23,883

Costs incurred to develop, upgrade or enhance functionality of websites are capitalized while website operating costs are expensed as incurred.  During the periods ended December 31, 2013 and 2012 (Successor), we capitalized $173,000 and $300,000 of costs related to our websites.

As of December 31, 2013, the remaining amortization by year for intangible assets is as follows:

(In thousands)
Successor
Year Ended December 31,	Amount

2014	$4,845
2015	3,450
2016	2,001
2017	1,740
2018	1,013
Thereafter	6,602
$19,651

Predecessor Period

During the period ended October 2, 2012 (Predecessor) Acorn Media recognized $289,000 of amortization expense related to its capitalized website costs. During the period of January 1, 2012 and October 2, 2012 (Predecessor), we capitalized $176,000 of costs related to our websites.

NOTE 11.     DEBT

Debt consists of the following:

			Successor
(In thousands)	Maturity	Interest	December 31,
	Date	Rate	2013	2012

Revolving credit facility	October 3, 2017	Prime + 5% or LIBOR + 6%	$14,949	$7,551

Senior term notes:
Term loan – A	October 3, 2017	Prime or LIBOR + 4.5% - 5.5%	20,476	24,375

Term loan – B	April 3, 2018	Prime or LIBOR + 6.25% - 7.25%	12,287	14,625

Term loan – C	April 3, 2018	Prime or LIBOR + 9.25% - 10.25%	15,517	15,089
Principal balance outstanding			48,280	54,089
Less: debt discount			(2,007)	(2,864)
Total senior term notes			46,273	51,225

Subordinated notes payable prior Image shareholders	October 3, 2018	12%	15,042	14,800

Subordinated production loan - Foyle's War	November 8, 2014	LIBOR + 2.15%	1,294	8,747
Debt, less debt discount			$77,558	$82,323

As of December 31, 2013, we are required to repay $17.5 million of principal over the next 12 months, which includes the increased incremental payments of $12.3 million related to an acceleration of principal repayments from the Second Amendment and Waiver entered into on November 6, 2013, as discussed below and the repayment of the Foyle’s War loan of $1.3 million.

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

On December 6, 2013, we entered into a third Amendment and Waiver with respect to the Credit Facility (the Third Amendment).  The Third Amendment to the Credit Facility removed the requirement to pay-down the $15.0 million revolving credit facility, at least one business day each calendar year beginning with the 2015 calendar year to $7.5 million or less.  This clause had been added in the first amendment to the Credit Facility.

On November 6, 2013, we entered into a second Amendment and Waiver (the Second Amendment) with respect to the Credit Facility. As of June 30, 2013 and September 30, 2013, we triggered a technical default of our financial covenants resulting from the negative impact on our Adjusted EBITDA of certain significant impairment and severance charges, totaling $10.5 million, recognized during the second quarter of 2013. The covenants impacted include: (1) senior debt-to-Adjusted EBITDA, (2) total debt-to-Adjusted EBITDA and (3) our interest coverage ratio. Each covenant is calculated on a trailing twelve month (or TTM) basis.  The significant second quarter impairment and severance charges were not contemplated in the covenant threshold determination when setting the covenant requirements in the first amendment (see below). The Second Amendment provides for (a) a full waiver of the second and third quarter financial covenant technical defaults and (b) modifies the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014, which is intended to cover on a TTM basis all future periods impacted by the charges recognized during the second quarter.  Based on our projected operating results, we believe that we will meet the revised covenants.  We incurred $47,500 in fees plus legal fees which were capitalized as deferred debt costs and included in the debt discount amount which are being amortized over the life of the loan based on the estimated weighted average balance of each loan.  We did not incur any default interest as a result of these technical defaults and waivers. At December 31, 2013, we were compliance with all aspects of the amended Credit Facility including having made all debt service payments on time since inception.

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

At December 31, 2013, we were in compliance with the debt covenant leverage ratios.  Our senior debt-to-Adjusted EBITDA, total debt-to-Adjusted EBITDA and interest coverage ratios were 3.21 to 1.00, 5.28 to 1.00, and 2.01 to 1.00, respectively.

The leverage ratios for the quarters following December 31, 2014 generally are:  senior debt-to Adjusted EBITDA of 1.25 to 1.00, total debt-to-Adjusted EBITDA of 1.75 to 1.00 and interest coverage ratio of 3.00 to 1.00.

The covenants related to total debt and senior debt is predicated on the actual amounts of obligations calculated against an Adjusted EBITDA base.

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

As of June 28, 2013, we entered into an Amendment and Waiver (the First Amendment) with respect to the Credit Facility. The First Amendment has been superseded by the Second Amendment as discussed above for the maximum permitted leverage ratios and the requirement to make incremental principal payments of $7.5 million by December 31, 2015. The First Amendment modified (a) the covenant ratios, which were later modified again in the Second Amendment, (b) to permit the Borrowers to retain (and not apply to debt service) dividends received from ACL and its subsidiaries between June 25, 2013 and December 31, 2013, and (c) to exclude aged trade payables from the Leverage Ratios until 2015. In addition, the Amendment required that the Borrowers, for at least one business day of each calendar year, beginning with calendar year 2015, cause the principal amount of the revolving loans outstanding to be $7.5 million or less. After any repayment required by this provision, the Borrowers may re-borrow all or any part of the revolving loans to the extent they are otherwise permitted to do so under the terms of the Credit Facility.  This requirement was subsequently removed with the Third Amendment to the Credit Facility.

Advances under the revolving facility bear interest at prime rate plus 5% or LIBOR plus 6% per annum and is payable quarterly.  As of December 31, 2013, we had borrowings outstanding of approximately $14.9 million under the revolving facility.  In addition to interest, the revolving facility also bears a fee of 0.5% applied to the unused portion of the line that was available but not drawn.  As of December 31, 2013, there was no availability for borrowing.

The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with SPHE and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise). The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility.

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

Future minimum principal payments under the Credit Facility as of December 31, 2013 are as follows:

	Successor
(In thousands)		Revolving
	Senior Notes	Credit Facility	Total

2014	$16,250	$ —.	$16,250
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
2018	15,517	—	15,517
	$48,280	$14,949	$63,229

Subordinated Notes Payable and Other Debt

Upon consummation of the Image Merger, we issued to the selling preferred stockholders of Image unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million. The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or nine months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  In May 2013, $439,000 interest was due on the promissory notes, of which $198,000 was paid in cash and the balance was added to principal. At December 31, 2013, our principal balance due pursuant to these notes was $15.0 million.

On July 3, 2012, Foyle’s War 8 Productions Ltd, a wholly-owned subsidiary of APL, entered into a cash advance facility with U.K. based Coutts and Co. for purposes of producing three ninety-minute television programs entitled “Foyle’s War 8.” The facility carried an interest rate of LIBOR plus 2.25%.  As of December 31, 2012, amounts owed under the facility were $8.7 million.  This facility was fully repaid in October 2013.

In October 2013, we began pre-production of the next franchise series of Foyle’s War.  Acorn Productions (UK) Ltd, and Acorn Global Enterprises Ltd, both wholly-owned subsidiaries of APL, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  The facility is secured by (i) executed license agreements providing advances totaling approximately £5.9 million for the programs being produced that are in place with ITV Networks and, to a lesser extent, Acorn Global Enterprises Ltd., a wholly-owned subsidiary of Acorn Media; and (ii) U.K. tax credits of approximately £1.4 million based on anticipated qualifying production expenditures. The assets and intellectual property being produced will become secured collateral of the company’s Credit Facility once the Coutts loan is fully paid and settled.  At December 31, 2013, a balance of $1.3 million was outstanding.

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

NOTE 12.      STOCK WARRANTS

RLJE had the following warrants outstanding:

	Successor
	December 31, 2013
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor Warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	3.75 years

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets.

The registered warrants have a term of five years beginning October 3, 2012, and provide the warrant holder the right to acquire a share of our common stock for $12.00 per share. The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

Certain warrants are held by RLJ SPAC Acquisition LLC (or the Sponsor), these warrants are referred to as “Sponsor Warrants.”  The Sponsor Warrants contain the same provisions as the registered warrants.  However, RLJE has agreed with the Sponsor that we would not redeem the Sponsor Warrants if our stock price was $17.50 or higher as long as the Sponsor continues to hold the Sponsor Warrants.

The unregistered warrants contain the same provisions as the registered warrants except neither they nor the shares of our common stock that would be acquired upon exercise have been registered.  The unregistered warranted were issued as compensation to certain lenders and consultants as discussed further in Note 15, Stock-Based Compensation.

All of the warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  The reduction in exercise price depends upon the amount of other consideration, if any, received by the warrant holders in the reorganization and how many years after the Business Combination reorganization is consummated.  Generally, the reduction in exercise price would be between $6.00 and $9.00 assuming no additional consideration was received.  Because of this provision, all warrants are being accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The fair value of the warrants as of December 31, 2013 and 2012, was $4.1 million and $4.3 million, respectively.  The valuation of the registered warrants is a Level 1 measurement as the warrants are traded on the over-the-counter market.  Because RLJE has agreed not to exercise its redemption right pertaining to the Sponsor Warrants and because the unregistered warrants have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The decrease in the fair value of the warrants for the year ended December 31, 2013 was $201,000.  For the period of October 3, 2013 through December 31, 2012 the fair value of the warrants decreased by $622,000.  The change in the fair value of the warrants is included as a component of other income (expense).

Predecessor

For the period ended October 2, 2012, the Predecessor did not have any warrants issued or outstanding.

NOTE 13.     FAIR VALUE MEASUREMENTS

Successor

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets.  Of these warrants, 12,525,000 are warrant shares that are registered and traded on the over-the-counter market.  However, trading did not begin until October 8, 2012, three business days after RLJE acquired Image and Acorn Media.  We determined the fair value of our registered warrants on October 3, 2012 (the first day of the Successor period), using a Monte Carlo simulation model.  Inputs to the model were the closing stock price of RLJA’s common stock as of October 3, 2012; the risk-free interest rate of a five-year U.S. government security; derived market volatility computed as of October 8, 2012, based on warrants that traded on that day; and contractual warrant provisions of five years, the redemption feature, and the contingent reduction in exercise price.  Once trading began on October 8, 2012, we reassessed the fair value hierarchy related to these warrants.  As of December 31, 2013 and 2012, we used the closing market price of our market-traded warrants to determine the fair value of these registered warrants and therefore the warrant liability for these warrants are classified as Level 1 within the fair value hierarchy.

The remaining warrants consist of Sponsor Warrants of 6,666,667 and 1,850,000 of unregistered warrants classified as Level 3 within the fair value hierarchy.  Sponsor Warrants differ from the registered warrants as we have agreed not to exercise our redemption provision as long as the Sponsor continues to hold the warrants.  We determined the fair value of these warrants using a Monte Carlo simulation model and using the same assumptions used for the registered warrants, except we did not include the redemption feature.

Unregistered warrants differ from the registered warrants in that they have not been registered and they are classified as Level 3 within the fair value hierarchy.  We determined the fair value of these warrants using a Monte Carlo simulation model and the same assumptions used above for the registered warrants except we applied a discount within the model that took into consideration the required holding periods related to unregistered shares.  This discount ranged between 27.0% and 29.0% during 2013, and 19.0% and 22.0% during the Successor period of 2012.  The discount rate used is largely dependent upon whether the warrant was held by an affiliate or a non-affiliate and was determined using the estimated fair value of a protective put relative to the fair value of a registered share of common stock.

The following tables represent the valuation of our warrant liability within the fair value hierarchy:

	Successor
(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability	$2,630	$—	$1,493	$4,123

	Successor
(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total

Warrant liability	$2,755	$—	$1,569	$4,324

The following tables include a roll-forward of the warrant liability activity classified within Level 1 and Level 3 of the fair value hierarchy:

	Successor
(In thousands)	Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324
Change in fair value of warrant liability	(125)	—	(76)	(201)
Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123

	Successor
(In thousands)	For the period of October 3, 2012 through December 31, 2012
	Level 1	Level 2	Level 3	Total

Warrant liability at October 3, 2012	$—	$—	$4,946	$4,946
Change in fair-value hierarchy once trading began	4,760	—	(4,760)	—
Change in fair value of warrant liability	(2,005)	—	1,383	(622)
Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement information of assets and liabilities is classified in the table below:

	Successor
(In thousands)	December 31, 2013
	Fair Value Assessment of Asset
	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$5,693	$5,693	$6,419

	Successor
	December 31, 2012
(In thousands)	Fair Value Assessment of Asset
	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$48	$48	$73

During year ended December 31, 2013 and the period ended December 31, 2012, the investments in content were written down by $6.4 million and $73,000, respectively, as a result of a change in fair value.  In determining the fair value, we employ a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Predecessor

The following table represents Predecessor’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2012, and for the period of January 1, 2012 through October 2, 2012:

	Predecessor
(In thousands)	For the period of January 1, 2012 through October 2, 2012
	Level 1	Level 2	Level 3	Total

Interest rate derivative at December 31, 2011	$—	$(36)	$—	$(36)
Change in fair value of interest rate derivative	—	5	—	5
Interest rate derivative at October 2, 2012	$—	$(31)	$—	$(31)

Effective March 24, 2009, Acorn Media entered into an interest rate swap agreement that fixed the rate of interest on certain borrowings at 2.65%. The interest rate swap had an initial notional amount of $5.0 million and had a maturity date of December 1, 2012.  Acorn Media recorded the estimated fair value of its interest rate swap agreement as a liability. Changes in the estimated fair value of the interest rate swap were recorded as gains or losses through other income in the period in which they occurred. Net payments on the interest rate swap were settled on a quarterly basis.

During the period ended October 2, 2012, our investments in content were written down to their fair value of $1.3 million and an impairment of $2.0 million was recognized.  Our nonrecurring fair value measurement information at October 2, 2012, is summarized in the table below:

	Predecessor
(In thousands)	For the period of January 1, 2012 through October 2, 2012
	Fair Value Assessment of Asset
	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$1,270	$1,270	$2,035

NOTE 14.     STOCKHOLDERS’ EQUITY

Successor

Our articles of incorporation authorize us to issue up to 250 million shares of common stock and one million shares of preferred stock, par value $0.001 per share at December 31, 2013 and 2012.  As of December 31, 2013 and 2012, there were 13,700,862 and 13,377,546 shares of common stock issued and outstanding, respectively.  There were no shares of preferred stock issued or outstanding at December 31, 2013 and 2012.  As of December 31, 2013, the rights and preferences of the preferred stock have not yet been designated.

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

In connection with the Business Combination, RLJE issued 3,139,443 registered shares and 1,150,000 unregistered shares of our common stock to the selling shareholders of Acorn Media and Image.  RLJE also issued 325,000 unregistered shares of our common stock on October 3, 2012 for consulting services received refer to “Note 15, Stock-Based Compensation, for further discussion.  In addition, with the consummation of the Business Combination, the Sponsor agreed to cancel 1,267,739 registered shares of our common stock.  We have accounted for the cancellation of these shares as an equity contribution to RLJE on October 3, 2012.

On October 3, 2012, in connection with the consummation of the Business Combination described in Note 4, Business Combination, RLJE and certain Image and Acorn Media selling shareholders entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), in which RLJE agreed to use its best efforts to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the “Securities Act”). Such stockholders are entitled to make up to three demands, excluding short form registration demands, that RLJE register certain of its securities held by them for sale under the Securities Act. In addition, such stockholders have the right to include their securities in other registration statements filed by RLJE. However, the Registration Rights Agreement provides that no stockholder (other than the Sponsor) may make a demand (i) with respect to a registration statement on Form S-1 until October 3, 2013 or (ii) with respect to a registration statement on Form S-3 until July 3, 2013.  At December 31, 2013, no demand had been received.

Included in our common shares outstanding are 898,438 shares held by the Sponsor as part of the initial public offering of RLJE. These shares will be returned back to the Company over a two-year period if certain stock price targets are not achieved. As of December 31, 2013, all of the 898,438 common shares were outstanding.  We expect that 449,219 common shares will be forfeited by March 31, 2014 and the remainder of these common shares will be assessed for forfeiture in October 2013.

Predecessor

Acorn Media had authorized the issuance of up to 10 million shares of a single class of common stock.  As of December 31, 2011, 1,023,466 shares were issued and outstanding.  All outstanding shares of Acorn Media’s stock were acquired by RLJE in the 2012 Business Combination.

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

The maturity of the Stockholders’ Notes were subject to acceleration in the event of certain circumstances, including default on the payment of amounts due, termination of the employment of an employee stockholder, a merger or sale of Acorn Media in which there was a change of control or the sale of substantially all of the Predecessor’s assets, among other circumstances.  These Stockholders’ Notes were settled in connection with the Business Combination described above in Note 4, Business Combination.

NOTE 15.     STOCK-BASED COMPENSATION

Successor

Equity Compensation Plan

As of December 31, 2013, we had one equity compensation plan. The 2012 Incentive Compensation Plan of RLJ Entertainment, Inc. (the “Incentive Plan”) was approved by the shareholders of RLJA, Image and Acorn Media on September 20, 2012. The Incentive Plan is administered by the compensation committee of our Board of Directors, and allows the compensation committee to award up to a maximum of 1,244,153 shares under the Incentive Plan. The compensation committee may award Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Bonus Stock and Awards in Lieu of Obligations, Dividend Equivalents, Performance Awards, and Other Stock-Based Awards (as those terms are defined in the Incentive Plan). No person may be granted (i) Options or Stock Appreciation Rights with respect to more than 750,000 shares or (ii) Restricted Stock, Restricted Stock Units, Performance Shares, and/or Other Stock Based Awards with respect to more than 750,000 shares. In addition, no person may be granted awards worth more than $1,000,000 of grant date fair value with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) under the Incentive Plan, or $2,000,000 with respect to any Performance Period that is more than 12 months.  The maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

At December 31, 2013 and 2012, there were 883,259 and 1,206,575 shares, respectively available for future grants under the Incentive Plan.

Restricted Stock-Based Compensation Grants

During the year ended December 31, 2013, 323,316 shares of restricted common stock were granted.  Of the 323,316 shares granted, 233,707 shares were granted to executive officers and directors and 89,609 shares were granted to other members of management. The shares were fair valued on the date of grant with a range of $3.72 - $5.97 per share, for a total value of approximately $1.7 million. These restricted shares will vest and be expensed over a three-year period for executive management and other management while restricted shares granted to directors vest and are expensed over a one-year period as a component of general and administrative expenses.  The vesting of restricted shares is subject to the achievement of certain service criteria, qualitative performance criteria, or both.  We estimate that all of the restricted stock will vest and therefore we have not incorporated a forfeiture rate for the purposes of determining the stock-based compensation expense, however the restricted stock may be subject to forfeiture if the employee or director terminates his or her service during the vesting period or certain performance measures are not achieved.

On November 1, 2012, we granted 37,578 restricted stock awards under the Incentive Plan to six independent members of our Board of Directors.  The restricted shares were issued on the date of grant, but will not be transferrable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the five-day trailing average closing market price of our common stock on that day, which was $7.98 per share, for a total value of $300,000.  These restricted shares vested and were expensed over a one-year period from the date of grant as a component of general and administrative expenses.

All restricted stock amounts will participate in dividends, if declared, prior to their vesting date.

Restricted stock award activity under the Incentive Plan for the period ended December 31, 2013, and changes during the period then ended are presented below:

Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value

Nonvested shares at October 3, 2012	—	$—
Granted	38	7.98
Vested	—	—
Forfeited	—	—
Nonvested shares at December 31, 2012	38	7.98
Granted	323	4.14
Vested	(38)	7.98
Forfeited	—	—
Nonvested shares at December 31, 2013	323	$4.14

Compensation expense relating to the restricted stock awards for the periods ended December 31, 2013 and 2012, was $805,000 and $49,000, respectively. Unrecognized stock-based compensation expense relating to these restricted stock awards of approximately $1.2 million at December 31, 2013 is expected to be expensed ratably over the remaining vesting period through September 2016. The weighted average remaining vesting period for nonvested shares is 1.2 years.

Other Stock-Based Compensation

On October 3, 2012, we issued unregistered warrants to acquire 550,000 unregistered shares of our common stock to a consultant to the Business Combination.  On October 3, 2012, we also issued unregistered warrants to acquire 1,000,000 unregistered shares of our common stock to a lender who lent money to RLJE on October 3, 2012.  These unregistered warrants are included in the warrants disclosed in Note 12, Stock Warrants, above.  The warrants issued to the consultant were accounted for as additional transaction costs, which were accrued as of October 2, 2012 by RLJE, and had a fair value on the date of grant of $50,000.  The warrants issued to the lender were accounted for as additional debt discount and had a fair value on the date of grant of $90,000.

On October 3, 2012, we also issued 325,000 unregistered shares of our common stock to the same consultant who received the above warrants.  These shares of common stock had a fair value on the date of grant of $2.2 million (or $6.64 per share) and were accounted for by RLJE as additional transaction costs as of October 2, 2012.

The fair value of these unregistered shares of common stock issued was determined by taking the fair value of a registered share of common stock of RLJA, which was based upon the publicly-traded closing stock price as of October 3, 2012 and discounting that value by approximately 19.0%.  This discount takes into consideration the required holding period for unregistered shares and was determined using the estimated fair value of a protective put relative to the fair value of a registered share of common stock.

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

In connection with the Business Combination, the stock options to acquire approximately 45,000 shares of common stock of Acorn Media, which were outstanding as of October 2, 2012, were forfeited.  The stock options that were held by the two employees of Acorn UK were cancelled in exchange for cash consideration paid by Acorn Media’s selling shareholders.

NOTE 16.     NET INCOME (LOSS) PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share for the Successor periods ended December 31, 2013 and 2012, the predecessor period ended October 2, 2012:

	Successor		Predecessor
(In thousands, except per share data)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012
Numerator – basic and diluted:
Net income (loss)	$(31,077)	$1,743	$(5,263)
Less net income attributable to noncontrolling interest	—	—	(43)
Net income (loss) applicable to common shareholders	(31,077)	1,743	(5,306)
Less net loss (gain) applicable to restricted common shareholders	414	(3)	—
Net income (loss) applicable to unrestricted common shareholders	$(30,663)	$1,740	$(5,306)
Unrestricted common shareholders - net income (loss) per share:
Net income (loss) – numerator	$(30,663)	$1,740	$(5,306)
Weighted-average common shares outstanding – basic denominator	13,346	13,340	1,023
Effect of dilutive securities	—	—	—
Weighted-average common shares outstanding – diluted denominator	13,346	13,340	1,023
Net income (loss) per common share – unrestricted:
Basic and diluted	$(2.30)	$0.13	$(5.19)
Restricted common shareholders - net income (loss) per share:
Net gain (loss) – numerator	$(414)	$3	$—
Weighted-average common shares outstanding –basic and diluted denominator	180	25	—
Net gain (loss) per common share – restricted:
Basic and diluted	$(2.30)	$0.13	$—

Successor

We have outstanding warrants to acquire 21,041,667 shares of common stock are not included in the computation of diluted net income per common share as their effect would be anti-dilutive because their exercise price of $12 per share exceeds the fair value of our common stock.

Predecessor

For the period ended October 2, 2012, we had outstanding options, including those options granted by Acorn UK, to acquire 52,760 shares of common stock of Acorn Media are not included in the computation of diluted net loss as their effect would be anti-dilutive.

NOTE 17.     CUSTOMER RELATIONSHIP

During the year ended December 31, 2013, we terminated our business relationship with an inventory fulfillment partner and recorded a sales return of approximately $2.9 million, which negatively impacted our gross margin by approximately $1.3 million. Additionally, we agreed terms to early terminate a content output agreement with a content supplier effective December 31, 2013, exclusive of a 90-day sell off period. The result of the termination was a non-cash charge of approximately $4.6 million, which includes $603,000 of accumulated amortization, recorded in the second quarter of 2013, related to its unamortized content assets and inventories on the Company’s balance sheet. We did not have any comparable events in the prior periods.

NOTE 18.     TRANSACTION COSTS AND SEVERANCE

Severance

During the year ended December 31, 2013 and the period of October 3, 2012 through December 31, 2012 (Successor), we incurred severance charges of $2.4 million and $427,000, respectively, as part of the implemented reorganization from the formation of RLJE with former employees.  The severance charge was recorded as a component of general and administrative expense.  During the period of January 1, 2012 through October 2, 2012, (Predecessor) there were no severance charges.

Transaction Costs

During the period of January 1, 2012 through October 2, 2012, the Predecessor incurred transaction costs of $10.2 million, related to the Acorn Merger (Note 4, Business Combination) as well as the acquisition of ACL (Note 5, Equity Earnings in Affiliate). These costs are included in general and administrative expenses.  There were no similar transaction costs during 2013.

NOTE 19.     INCOME TAXES

RLJE files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Our subsidiaries in the United Kingdom and Australia continue to file income tax returns in their foreign jurisdictions.

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

We have a valuation allowance against 100% of our deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards that were either acquired in the Business Combination or generated in 2013.  Even though we have reserved all of these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future taxable earnings.  To the extent our deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of December 31, 2013, we had NOL carryforwards for Federal and state tax purposes of approximately $48.5 million and approximately $44.7 million, respectively, which are available to offset taxable income through 2033.  Our NOL carryfowards begin to expire in 2017.  NOL carryforwards that were acquired in the Business Combination reflect our assessment of an annual limitation on the utilization of these carryforwards due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

Income tax expense for each of the periods ended December 31, 2013 and 2012 (Successor periods) and for October 2, 2012 (Predecessor period), is summarized, below:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012
Current
Federal	$—	$—	$—
State	72	9	9
Foreign	665	476	17
	737	485	26
Deferred
Federal	580	—	—
State	94	—	—
Foreign	790	174	177
	1,464	174	177

Total Tax Expense	$2,201	$659	$203

Income before provision for income taxes for each of the periods ended December 31, 2013 and 2012 (Successor) and for October 2, 2012 (Predecessor), is as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012

Domestic	$(33,778)	$(310)	$(5,489)
Foreign	4,902	2,712	429
	(28,876)	2,402	(5,060)

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets and liabilities at December 31, 2013 and 2012, are presented below:

	Successor
	December 31,
(In thousands)	2013		2012
	U.S. Federal and State	Foreign	U.S. Federal and State	Foreign
Deferred tax assets:
Provision for lower of cost or market inventory write-downs	$5,174	$—	$2,799	$—
Net operating loss carryforwards	18,359	—	9,568	36
Allowance for sales returns	1,166	—	2,382	—
Allowance for doubtful accounts Receivable	—	—	52	—
Marketing discounts and price protection reserves	1,559	—	—	—
Accrued compensation and Benefits	298	—	327	—
Tax credits carryforwards	1,980	—	748	—
Other	353	—	48	—
Deferred tax assets	28,889	—	15,924	36
Less valuation allowance	(27,047)	—	(13,641)	—
Deferred tax assets	1,842	—	2,283	36

Deferred tax liabilities:
Intangible assets	(1,409)	—	(1,503)	—
Warrant liability	(308)	—	(233)	—
Goodwill amortization	(674)	—	(150)	—
Equity income in ACL	—	(1,140)	—	(386)
Other	(125)	—	(397)	—
Deferred tax liabilities	(2,516)	(1,140)	(2,283)	(386)
Net deferred tax assets and liabilities	$(674)	$(1,140)	$—	$(350)

Expected income tax expense (benefit) based on the Federal statutory rate of 34% for the periods ended December 31, 2013 and 2012 (Successor) and October 2, 2012 (Predecessor), differed from actual income tax expense as follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2013	October 3, to December 31, 2012	January 1, to October 2, 2012

Expected income tax expense (benefit) - 34%	$(9,818)	$817	$(1,720)
Income not subject to income tax	(1,499)	—	1,823
State income taxes, net of Federal benefit	73	2	9
Non-deductible expenses	85	61	109
Change in valuation allowance	13,406	94	65
Foreign sourced income tax at a lower rate	—	(282)	(83)
Other	(46)	(33)	—
Total tax expense	$2,201	$659	$203

Our significant tax returns are filed in the following jurisdictions:  United States, United Kingdom and in the following states:  Maryland, California and Illinois.  The tax years of 2008 through 2013, remain open to examination.  We are not currently under examination by any of the jurisdictions that we file significant tax returns with.  We believe that our tax filing positions and deductions will be sustained if audited and we do not anticipate any adjustments that would result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain tax positions have been recorded.

Predecessor

Since the Predecessor had elected to be taxed as an S corporation, its pre-tax income generated in the United States was not subject to Federal or State income taxation.  Had the Predecessor been subject to federal and state income taxation for the period ended October 2, 2012, the Predecessor would have recognized additional tax benefit of approximately $1.8 million (unaudited) and $300,000 (unaudited) for Federal and State taxation, respectively.  The tax benefit assumes that the Predecessor would recognize its deferred tax assets for book purposes as they are generated.

NOTE 20.     EMPLOYEE BENEFITS

Effective October 3, 2012, we established the RLJ Entertainment 401(k) Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  RLJE matched a portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code.  Our UK and Australia subsidiaries sponsor plans that contributes seven and nine percent, respectively, to employees beginning one year after the date of hire.  Prior to October 3, 2012, the Predecessor provided similar employee benefits as those disclosed above.

During the year ended December 31, 2013 and the period of October 3, 2012 through December 31, 2012 (Successor), we incurred compensation expenses of $560,000 and $163,000, respectively, related to these plans.  During the period of January 1, 2012 through October 2, 2012, the Predecessor incurred $286,000 related to its employee benefit plans.

NOTE 21.     COMMITMENTS AND CONTINGENCIES

Operating Leases

RLJE’s principal executive office is located in Silver Spring, Maryland.  We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates.  All locations are leased.  A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	April 30, 2015	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K., including ACL	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration for the Direct to Consumer	February 28, 2015	Wholesale

(1)  The segment descriptions above reflect the location’s primary activity.

Future minimum annual rental payments by year under operating leases at December 31, 2013, are approximately as follows:

(In thousands)

Year Ended December 31,	Lease Commitment

2014	$1,302
2015	1,164
2016	1,166
2017	1,191
2018	1,056
Thereafter	2,059
$7,938

Rent expense was $1.4 million, $350,000 and $548,000 for the periods ended December 31, 2013 and 2012 (Successor) and October 2, 2012 (Predecessor), respectively.

Employment Agreements

At December 31, 2013, our future contractual obligations under eight employment agreements are summarized below.  Included in the amounts below are any minimum bonus or agreed upon amounts to be paid within the employment contracts over the next five years as long as the employee continues to be an employee in good standing and meets the performance criteria within the individual employment agreements.  One of the eight employment agreements does not have an expiration date and is disclosed for the five years presented.

Year Ended December 31,	Employment Contracts

2014	$2,718
2015	1,760
2016	1,256
2017	750
2018	750
$7,234

Future Royalty Obligations

At December 31, 2013, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements were as follows:

(In thousands)

Year Ended December 31,	Future Royalty Obligations

2014	$4,564
2015	2,622
$7,186

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

NOTE 22.     RELATED PARTY TRANSACTIONS

Equity Investments in Affiliates

All of ACL’s staff is employed by APL. ACL was charged overhead and personnel costs for the year ended December 31, 2013 and for the period of October 3, 2012 through December 31, 2012 (Successor), of approximately $2.1 million and $560,000, respectively. ACL was charged overhead and personnel costs for the period ended October 2, 2012 (Predecessor) of approximately $920,000. Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to APL of $4.0 million during the year ended December 31, 2013 (Successor) and $2.7 million during the period of January 1, 2012 through October 2, 2012 (Predecessor). There were no dividends received during the Successor period of October 3, 2012 through December 31, 2012.  Dividends received were recorded as a reduction to the ACL investment account.

On February 29, 2012, certain shareholders of the Predecessor lent $2.7 million to the Predecessor in connection with the purchase of a 64% ownership interest in ACL as discussed in Note 11, Debt.

Foreign Currency

We recognized foreign currency gains and losses as a component of other income (expense) on amounts Acorn Media lent to APL and Acorn Australia. Amounts lent will be repaid based on available cash. During the year ended December 31, 2013 and for the period of October 3, 2012 through December 31, 2012 (Successor), we recognized a loss of $484,000 and a gain of $201,000, respectively.  For the Predecessor period of January 1, 2012 through October 2, 2012, a gain of $310,000 was recognized.

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.  These purchased liabilities are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets.

RLJ SPAC Acquisition, LLC

Mr. Robert L. Johnson through his company, RLJ SPAC Acquisition, LLC has entered into a plan to purchase up to $2.0 million of our outstanding common stock from time to time over a 24 month period beginning June 19, 2013. Any purchases under the plan will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations

All $2.0 million of Common Stock may not be purchased during a twenty-four month period.  The Plan may be terminated by Mr. Johnson at any time.

During 2013, RLJ SPAC Acquisition LLC repurchased 232,531 shares.

NOTE 23.     SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the date we issued these financial statements and had the following subsequent events since December 31, 2013 through our filing date.

Dividends from ACL

In January 2014, a dividend was declared and paid of £1,000,000 by ACL.  Based on our 64% ownership and translation to U.S. dollars, a dividend of approximately $1.1 million was received by RLJE.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2013 (or Annual Report), we evaluated, under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that:

▪	Concern the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

▪	Provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2013.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework– 1992.  Based on that evaluation under those criteria, management concluded that, at December 31, 2013, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Management determined that, as of December 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The additional information required by this Item will be included in our company’s proxy statement for its 2014 Annual Meeting of Stockholders.

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

The information required by this Item will be included in our company’s proxy statement for its 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our company’s proxy statement for its 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our company’s proxy statement for its 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our company’s proxy statement for its 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(b)	Exhibits.

2.1
Agreement and Plan of Merger, dated as of April 1, 2012, by and between RLJ Acquisition, Inc. and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

2.2
Stock Purchase Agreement, dated as of April 2, 2012, by and among RLJ Acquisition, Inc., Acorn Media Group, Inc., the Shareholders of Acorn Media Group, Inc. and Peter Edwards, as the Shareholder Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

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

3.1
Amended and Restated Articles of Incorporation of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

3.2	Form of Bylaws of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.2	Specimen Warrant certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

10.1
Preferred Stock Purchase Agreement, dated as of April 1, 2012, by and between RLJ Acquisition, Inc. and the holders of the Series B Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

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

10.3
Joinder Agreement, dated as of April 10, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., Image Entertainment, Inc., Acorn Media Group, Inc., and Peter Edwards as the Shareholder Representative (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

10.4
RLE Entertainment, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

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

10.6
First Amendment to and Waiver Under Credit Agreement, dated as of June 28, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc., Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.7*
Second Amendment to and Waiver Under Credit Agreement, dated as of November 6, 2013, by and among RLJ Entertainment, Inc. RLJ Acquisition, Inc. for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc. Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent.

10.8*
Third Amendment to and Waiver Under Credit Agreement, dated as of December 6, 2013, by and among RLJ Entertainment, Inc. RLJ Acquisition, Inc. for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc. Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent.

10.9
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

10.11
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 27, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ SPAC Acquisition, LLC, JH Partners, LLC, JH Partners Evergreen Fund, L.P., JH Investment Partners III, L.P., JH Investment Partners GP Fund III, LLC, and Wexford Spectrum Investors, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.12
Form of Indemnity Agreement, by and between RLJ Entertainment and each Indemnitee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.13
Assignment, Assumption and Amendment Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.14	Form of Unsecured Subordinated Promissory Note (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.15
Consulting Agreement, dated as of September 18, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., and Wexford Spectrum Investors LLC (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.16†
Separation Agreement, dated as of February 22, 2013, by and between Ted Green, Image Entertainment, Inc. and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on May 15, 2013).

10.17†
Separation Agreement, dated as of May 24, 2013, by and between John Avagliano, Image Entertainment, Inc. and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.18†
Employment Agreement, dated as of June 10, 2013, by and between Drew Wilson and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.19†
Employment Agreement, dated as of July 18, 2013, by and between Miguel Penella and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on November 7, 2013).

10.20†
Separation Agreement, dated as of April 23, 2013, by and between John Hyde, Image Entertainment, Inc. and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Acorn Financial Information (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

99.2	Unaudited Pro Forma Condensed Combined Financial Information (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

99.3
Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2012 (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-35675) filed on April 10, 2013).

99.4*	Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2013 and 2012.

99.5	RLJ Entertainment, Inc. Investor Presentation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on September 24, 2013).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: March 19, 2014	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: March 19, 2014	/s/ ANDREW S. WILSON
ANDREW S. WILSON
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2014	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 19, 2014	/s/ ANDREW S. WILSON
ANDREW S. WILSON
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 19, 2014	/s/ ROBERT L. JOHNSON
ROBERT L. JOHNSON
Chairman of the Board

Dated: March 19, 2014	/s/ PETER EDWARDS
PETER EDWARDS
Non-Executive Vice Chairman

Dated: March 19, 2014	/s/ H. VAN SINCLAIR
H. VAN SINCLAIR
Director

Dated: March 19, 2014	/s/ TYRONE BROWN
TYRONE BROWN
Director

Dated: March 19, 2014	/s/ MORRIS GOLDFARB
MORRIS GOLDFARB
Director

Dated: March 19, 2014	/s/ ANDOR M. LASZLO
ANDOR M. LASZLO
Director

Dated: March 19, 2014	/s/ LISA W. WARDELL
LISA W. WARDELL
Director

Dated: March 19, 2014	/s/ SCOTT R. ROYSTER
SCOTT R. ROYSTER
Director