Form 10-K/A
period 2013-12-31
RLJ ENTERTAINMENT, INC.
filed 2014-04-25
CIK 1546381

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

8515 Georgia Avenue, Suite 650, Silver Spring, Maryland, 20910
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

The number of shares outstanding of the registrant’s common stock as of March 31, 2014:  13,724,756

DOCUMENTS INCORPORATED BY REFERENCE

None.

RLJ ENTERTAINMENT, INC.
Form 10-K/A Annual Report (Amendment No. 1)

For The Fiscal Year Ended December 31, 2013

Explanatory Note

RLJ Entertainment, Inc. (or RLJE, the Company, we, us, or our) is filing this Amendment No. 1 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (or SEC) on March 19, 2014 (or the 2013 Form 10-K), for purposes of including the information required by Part III that was to be incorporated by reference to its definitive proxy statement relating to its 2014 Annual Meeting of Stockholders.

Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from a definitive proxy statement if such statement is filed no later than 120 days after our last fiscal year end.  We do not expect to file a definitive proxy statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2013 Form 10-K.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 2013 Form 10-K, nor does it modify or update the disclosure contained in the 2013 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the 2013 Form 10-K and RLJE’s other filings made with the SEC on or subsequent to March 19, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

As of March 31, 2014, our board of directors (or Board) was comprised of nine members as set forth in the table below.  Each director elected holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Robert L. Johnson	2012	68
Mr. Johnson was appointed as the Company’s chairman in October 2012. From November 2010 to October 2012, Mr. Johnson served as the chairman of the board of RLJ Acquisition, Inc., a special purpose acquisition company that created the Company. Mr. Johnson founded The RLJ Companies, an innovative business network that owns or holds interests in a diverse portfolio of companies in businesses operating in hotel real estate investment; private equity; financial services; asset management; automobile dealerships; sports and entertainment; and video lottery terminal (VLT) gaming, and has served as its chairman since February 2003. Prior to forming The RLJ Companies, Mr. Johnson was founder and chief executive officer of Black Entertainment Television (BET), which was acquired by Viacom Inc. in 2001. He continued to serve as chief executive officer of BET until February 2006. In July 2007, Mr. Johnson was named by USA Today as one of the “25 most influential business leaders of the past 25 years.” Mr. Johnson currently serves on the boards of directors of RLJ Lodging Trust, KB Home, Lowe’s Companies, Inc., Rollover Systems, Inc., and Strayer Education, Inc. He previously served as a director of Hilton Hotels Corporation, US Airways Group, Inc., General Mills, Inc. and IMG Worldwide, Inc, and a member of the board of trustees at The Johns Hopkins University. We believe that Mr. Johnson’s professional background, his prior executive leadership positions at various companies, and current and past board positions, make him well qualified as a Chairman of the Company’s board of directors.

Miguel Penella	2012	45
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

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Peter Edwards	2012	61
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

H. Van Sinclair	2012	61
Mr. Sinclair has served as a member of the Company’s board of directors since April 2012 and was the Chief Executive Officer and President of RLJ Acquisition, Inc. from April 2012 until immediately prior to the consummation of the RLJ Entertainment, Inc. business combination in October 2012.  Mr. Sinclair was also a member of RLJ Acquisition, Inc.’s board of directors from November 2010 until immediately prior to the consummation of the business combination.  Since February 2003, Mr. Sinclair has served as president and chief executive officer of The RLJ Companies. From January 2006 to May 2011, Mr. Sinclair also served as Vice President of Legal and Business Affairs for RLJ Urban Lodging Funds, a private equity fund concentrating on limited and focused service hotels in the United States and for RLJ Development, The RLJ Companies’ hotel and hospitality company.  Prior to joining The RLJ Companies, Mr. Sinclair spent 28 years, from October 1978 to February 2003, with the law firm of Arent Fox, LLP. Mr. Sinclair remains of counsel to Arent Fox. Mr. Sinclair is a member of the Board of Directors of Vringo, Inc. (NASDAQ: VRNG) where he is chairman of the Audit Committee.  We believe that Mr. Sinclair’s professional background, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of the Company’s board of directors.

Tyrone Brown	2012	71
Mr. Brown has served as a member of the Company’s board of directors since October 2012. Mr. Brown was the co-founder of District Cablevision, the DC cable television system, where he was president and a director from 1986 to February 1992. Mr. Brown was an initial investor and director in the successful re-launch after bankruptcy of IRIDIUM, the global mobile satellite system, serving as IRIDIUM’s vice chairman from January 2002 until a successful public offering in October 2009. Mr. Brown also served as a director and principal outside counsel of Black Entertainment Television (or BET) until its successful public offering in 1991, and vice president and general counsel of Post-Newsweek Stations, the broadcast station subsidiary of the Washington Post Company, from 1971 to 1974. In addition to his entrepreneurial and business activities, Mr. Brown has practiced communications law at a number of major DC law firms and served as a law clerk for the late Chief Justice of the Supreme Court Earl Warren, as an aide to Senator Edmund Muskie and as an FCC Commissioner under the Carter Administration. We believe that Mr. Brown’s professional background in the media sector, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of the Company’s board of directors.

Morris Goldfarb	2012	63
Mr. Goldfarb has served as a member of the Company’s board of directors since April 2012. Mr. Goldfarb previously served as a director of RLJ Acquisition, Inc., from February 2011 until October 2012. He serves as Chairman of the Board, Chief Executive Officer and President of G-III Apparel Group, Ltd., a designer, manufacturer, importer and marketer of apparel, handbags and luggage. Mr. Goldfarb has served as an executive officer and director of G-III and its predecessors since its formation in 1974.  Mr. Goldfarb serves as director of Oppenheimer Holdings Inc.  Mr. Goldfarb served as a director of Lakes Entertainment, Inc. from June 1998 until March 2010. We believe that Mr. Goldfarb’s professional background, his senior leadership position at G-III Apparel Group, Ltd., and current and past board positions, make him well qualified as a member of our board of directors.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Andor (Andy) M. Laszlo	2012	47
Mr. Laszlo has served as a member of the Company’s board of directors since October 2012. Mr. Laszlo joined Sun Trust Robinson Humphrey in January 2014 where he serves as Managing Director and Head of Technology, Media & Communications Equity Origination. Mr. Laszlo served as a Managing Director at Lazard Capital Markets LLC (or LCM) from June 2010 to December 2013, where he served as Head of Corporate Underwriting and Head of Business Development.  Prior to joining LCM, Mr. Laszlo served as a Senior Advisor to Sports Properties Acquisition Corp., a special purpose acquisition company focused on the sports, leisure and entertainment sectors, from November 2007 to April 2010. Between 1997 and 2007, Mr. Laszlo held various senior equity capital markets positions at both Lehman Brothers and Bank of America Securities.  Mr. Laszlo was the Head of Media & Telecom equity capital markets for Bank of America Securities based in New York, NY.  Prior to that, Mr. Laszlo was Head of Equity Syndicate and Head of Media & Telecom Equity Capital Markets at Lehman Brothers International (Europe), during which time he was based in London, England.  In between his tenure at Lehman Brothers and Bank of America, Mr. Laszlo spent approximately one year as the Chief Operating Officer and Head of Business Development at Eagle Rock Capital Management, LLC, a New York-based multi-strategy hedge fund.  Mr. Laszlo has been involved in transactions totaling more than $20 billion of equity issuance over the course of his career. Mr. Laszlo serves on the Advisory Board of Falconhead Capital Management, a private equity firm based in New York City.  He also serves on the board of directors of Rita’s Franchise Company, a leading franchise company focused on frozen treats.  Previously, Mr. Laszlo served on the board of directors of Radar Detection Holdings Corp. (or Escort Radar), a leading designer, manufacturer and distributor of highway radar and laser detectors.  Mr. Laszlo began his career as an attorney with Philadelphia, Pennsylvania-based Rawle & Henderson, the nation's oldest law firm.  We believe that Mr. Laszlo’s professional background, including his extensive financial advisory and financing experience, make him well qualified to serve as a member of the Company’s board of directors.

Lisa Wardell	2012	44
Ms. Wardell has served as a member of the Company’s board of directors since October 2012. Ms. Wardell has served as executive vice president and chief operating officer of The RLJ Companies since August 2004. Ms. Wardell also previously served as the chief financial officer and secretary of RLJ Acquisition, Inc., from December 2010 until October 2012. Prior to joining The RLJ Companies, Ms. Wardell was a senior associate at Katalyst Venture Partners, a private equity firm, from September 2000 to January 2003. She serves as a member of the board of directors and the audit committee chair of DeVry, Inc. (NYSE: DV), a provider of educational services since November 2008, and a member of the Christopher & Banks Corporation (NYSE: CBK) board and the audit committee chair since 2011. Ms. Wardell currently also serves on the board of directors of Rollover Systems, Inc., and the RLJ McLarty Landers Automotive Group.  We believe that Ms. Wardell’s professional background, her leadership position at The RLJ Companies and her current and past board positions, make her well qualified to serve as a member of the Company’s board of directors.

Scott Royster	2014	49
Mr. Royster has served as a member of the Company’s board of directors since January 2014. Since September 2009, Mr. Royster has served as Co-Founder and Chief Executive Officer of Latimer Education and Latimer International (or Latimer), a global education company targeting the African-American market in the US and the African market in Africa.  From November 2008 until the formation of Latimer, Mr. Royster was engaged in planning for the formation of Latimer and acted as a consultant to several companies.  Mr. Royster served as Executive Vice President of Business Development and Chief Financial Officer of DigitalBridge Communications, an early-stage wireless technology company, from January 2008 to November 2008. From 2006 to 2008, Mr. Royster was a member of the board of directors for HRH, Inc. (NYSE: HRH), an insurance brokerage firm.  Between June 1996 to December 2007, Mr. Royster served as Executive Vice President and Chief Financial Officer of Radio One, Inc. (NASDAQ: ROIA and ROIAK), an owner/operator of major market radio stations and other media assets. We believe that Mr. Royster’s media background, including his financial experience, make him well qualified to serve as a member of the Company’s board of directors.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 31, 2014.

Name	Age	Position
Executive Officers
Miguel Penella	45	Chief Executive Officer
Andrew Wilson	45	Chief Financial Officer

Biographical information for Mr. Penella is set forth above under “Board Composition.”

Mr. Wilson was appointed as the Company’s Chief Financial Officer in May 2013.  Mr. Wilson was a private investor from January 2013 to May 2013. He served in executive positions with Discovery Communications, LLC, a media company with cable and free to air networks, from 2002 to December 2012.  He was CFO - Digital Distribution, Digital Media, Commerce & Education from March 2009 to December 2012 while also holding the role of SVP, Global Corporate Controller for the entire company from October 2009 to December 2012.  Mr. Wilson’s prior roles included Senior Vice President and CFO - Commerce & Education from October 2007 to February 2009, Vice President and Controller - International Networks Division from December 2003 to October 2007 and was Vice President and Divisional Controller - Consumer Products Division from March 2002 to December 2003. Prior to joining Discovery Communications, he was Director, Corporate Accounting and Reporting for Host Marriott Corporation (now called Host Hotels) from 1997 to 2002. Previously Mr. Wilson held management positions with Crown Books, a bookstore retailer, and Price Waterhouse LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires RLJE’s directors, executive officers and the beneficial holders of more than 10% of a registered class of RLJE’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of RLJE with the Securities and Exchange Commission (or SEC).  Based solely on a review of copies of reports filed with the SEC and written representations by certain officers and directors, we believe that all of our officers, directors and stockholders subject to the reporting requirements of Section 16(a) filed all of their reports related to non-exempt transactions on a timely basis during the fiscal year ended December 31, 2013, except for one Form 4 filed on behalf of H. Van Sinclair, which included a single transaction, the open-market purchase of 100 shares on June 20, 2013, reported one day late.  We also believe these persons filed all of their reports related to exempt transactions on a timely basis during the fiscal year ended December 31, 2013.

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

Committees of the Board

Audit Committee. The Company has an Audit Committee. Effective as of October 23, 2012, our Audit Committee was comprised of Messrs. Edwards, Goldfarb and Laszlo (Chairman) with Mr. Sinclair as an observer. Effective January 22, 2014, Mr. Royster was added to the Audit Committee and effective February 25, 2014, Mr. Goldfarb was removed from the Audit Committee.  Messers. Edwards, Royster, Goldfarb and Laszlo are independent as that term is used in NASDAQ Marketplace Rule 5605 and in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.  Mr. Royster is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The Company has a Compensation Committee.  Our Compensation Committee is comprised of Messrs. Brown (Chairman), Goldfarb and Sinclair. Messrs. Brown, Goldfarb and Sinclair are independent as that term is used in NASDAQ Marketplace Rule 5605.

Nominations and Governance Committee.  The Company has a Nominations and Governance Committee.  Effective as of October 3, 2012, our Nominations and Governance Committee was comprised of Messrs. Edwards, Sinclair and Ms. Wardell (Chairman).  Effective February 25, 2014, Mr. Goldfarb was appointed to the Nominations and Governance Committee in lieu of Mr. Sinclair.  Messrs. Edwards, Goldfarb, and Sinclair and Ms. Wardell are independent as that term is used in NASDAQ Marketplace Rule 5605.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2013

The following table sets forth the compensation of those persons who served as our principal executive officer, principal financial officer and our other executive officers (collectively, the Named Executive Officers) for fiscal year 2013, which ended on December 31, 2013. The business combination of RLJ Entertainment, Inc., Image Entertainment, Inc. and Acorn Media Group, Inc. was completed on October 3, 2012 (the Business Combination). The 2012 compensation included in this table includes both amounts prior to the closing of the Business Combination and amounts after the closing.  Amounts prior to the closing were attributable to the applicable predecessor and amounts after the closing were attributable to RLJE.

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)

Miguel Penella,	2013	472,756	––	691,420	––	10,200	1,174,376
Chief Executive Officer	2012	450,000	1,100,000	––	––	1,129,089	2,679,089

Andrew Wilson,	2013	215,538	––	195,787	––	5,400	416,725
Chief Financial Officer	2012	––	––	––	––	––	––

Former Officers
Theodore S. Green,	2013	80,078	––	––	––	478,203	558,281
Former Chief Executive Officer	2012	358,077	––	––	––	3,000	361,077
and Chairman(4)

John P. Avagliano,	2013	208,411	––	––	––	309,072	517,484
Chief Financial Officer(5)	2012	343,462	––	––	––	103,900	447,362

John W. Hyde,	2013	––	––	––	––	407,292	407,292
Vice Chairman(6)	2012	––	––	––	––	327,885	327,885

(1)	Fiscal year 2012 includes for Mr. Penella, retention bonus in connection with the Business Combination of $600,000.

(2)	Fiscal year 2013 includes restricted stock grants for Mr. Penella and Mr. Wilson, each vesting over three years with 50% of the shares subject to certain performance criteria. The amounts shown represent the total grant date fair value of the grants computed in accordance with FASB ASC Topic 718. At the time of grant, it was not possible to predict with certainty the extent to which the performance criteria would be achieved or the extent to which the grants would ultimately be realized by the holders. Subsequent to December 31, 2013, 25% of these shares granted to Mr. Penella and Mr. Wilson were forfeited based upon the failure to achieve the 2013 performance criteria.

(3)	Fiscal year 2013 includes:
(i)	For Mr. Penella, Company 401(k) match of $10,200.
(ii)	For Mr. Wilson, Company 401(k) match of $5,400.
(iii)	For Mr. Green, Company 401(k) match of $3,203 and severance of $475,000.
(iv)	For Mr. Avagliano, reimbursable commuting expenses of $32,747, Company 401(k) match of $8,794 and severance of $267,531.
(v)	For Mr. Hyde, consulting fees of $407,292.

Fiscal year 2012 includes:
(i)	For Mr. Penella, other compensation for forgiveness of note principal payments and interest due of $1,100,000.
(ii)	For Mr. Avagliano, reimbursable commuting expenses of $94,969.
(iii)	For Mr. Hyde, consulting fees of $327,885.

(4)	Mr. Green resigned effective as of January 14, 2013.

(5)	Mr. Avagliano resigned effective as of May 24, 2013.

(6)	Mr. Hyde resigned effective as of April 23, 2013. Mr. Hyde previously provided all services to RLJE through Producers Sales Organization (or PSO), his wholly-owned consulting business.

Employment Agreements

We have entered into employment agreements with Messrs. Penella and Wilson.

Agreement with Mr. Penella

The agreement with Mr. Penella was effective as of July 18, 2013.  Certain terms of the agreement are summarized below.

Term.  Mr. Penella’s agreement provides that he will serve the Company as an employee under the terms of the agreement until terminated.

Base Compensation.  The agreement provides for minimum annual base salary of $500,000, subject to any increase as determined by the board of directors.

Cash Bonus Opportunity.  Mr. Penella has an opportunity to earn an annual bonus, based on achieving certain corporate performance levels to be established by the Board of Directors. If the applicable performance levels had been met, the annual bonus for 2013 was $400,000. The annual bonus for subsequent years will be set by the Board of Directors annually by March 31, and the annual bonus amount, subject to achieving the applicable performance levels, will not be less than $250,000. The annual bonus is subject to the Company achieving 97% of the earnings before income tax, depreciation, amortization, cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA) or revenue targets proposed by management and approved and adopted by the Board of Directors, in its sole discretion, for 2013 and for any subsequent year.  The Adjusted EBITDA target was not met for the 2013 fiscal year and, as a result, Mr. Penella did not receive a cash bonus for 2013.

Stock Grant.  Mr. Penella was awarded 128,756 shares of restricted stock, with 64,378 shares vesting on March 1, 2014, 32,189 shares vesting on January 1, 2015 and 32,189 shares vesting on January 1, 2016. One-half of the shares which otherwise vest on each of these dates are subject to an additional condition of the Company achieving 97% of the Adjusted EBITDA or revenue targets proposed by management and approved and adopted by the Board of Directors, in its sole discretion, for 2013, 2014 and 2015.  If these targets are not satisfied for the particular year, one-half of the shares that would otherwise vest will be forfeited.  The Adjusted EBITDA target was not met for the 2013 fiscal year and, as a result, Mr. Penella forfeited 32,189 shares.

Benefits.  Mr. Penella is entitled to certain insurance, fringe and leave benefits general available to senior executives of the Company. The agreement requires Mr. Penella to protect the confidentiality of the Company’s confidential information.  It further provides that for one year after termination he will not engage in any business which is substantially similar to the Company’s business and that for two years after termination he will not seek to solicit or hire the Company’s employees.

Severance Benefits.  The Company may terminate Mr. Penella’s employment for cause, without cause or upon death or disability, and Mr. Penella may terminate his employment for good reason or without cause.  If Mr. Penella’s employment is terminated by the Company without cause (other than upon death or disability) or Mr. Penella terminate his employment for good reason, he would be entitled to receive, for 12 months following termination (the “severance period”), his base salary as in effect immediately prior to termination and a pro rata annual bonus based upon the Company’s performance for the year in which termination occurs, if 97% of the performance target levels are met.  In addition, his benefits would continue for the severance period. Under the agreement, “cause” includes (a) material dishonesty, theft, misrepresentation, deceit or fraud, (b) negligence or insubordination (subject to certain rights of cure), (c) conviction for, or plea of nolo contendere to, a charge or commission of a felony or (d) material breach of the confidentiality, non-competition or non-solicitation provisions of the agreement (subject to certain rights of cure) and “good reason” includes (a) material diminution of Mr. Penella’s duties or responsibilities, (subject in either case to certain rights of cure), (b) a material breach by the Company of the agreement (subject to certain rights of cure) and (c) requiring Mr. Penella to relocate to an office on a regular basis that is more than 50 miles from the Company’s current principal executive offices.

Agreement with Mr. Wilson

The agreement with Mr. Wilson was effective as of June 10, 2013.  Certain terms of the agreement are summarized below.

Term.  Mr. Wilson’s agreements provides for a term of three years beginning on June 10, 2013, and subject to advance-notice termination provisions, shall automatically terminate unless renewed or extended pursuant to a separate written agreement executed by both parties.

Base Compensation.  The agreement provides for minimum annual base salary of $360,000, subject to any increase as determined by the Compensation Committee.

Cash Bonus Opportunity.  The agreement provides that Mr. Wilson has an opportunity to earn a bonus with respect to 2013, 2014 and 2015, based on achieving certain corporate and/or individual performance goals to be established by the Compensation Committee. The target bonus for 2013 was $110,000, subject to 75% proration for being a part year.  The performance goal was not met for the 2013 fiscal year and, as a result, Mr. Wilson did not receive a cash bonus for 2013.

Stock Grant.  Mr. Wilson was awarded 52,631 shares of restricted stock, vesting over a three-year period, with 23,316 shares vesting on the first anniversary of the agreement, 14,658 shares vesting on the second anniversary of the agreement and 14,657 shares vesting on the third anniversary of the agreement.  One-half of the shares which otherwise vest on each of the anniversaries is subject to an additional condition that the Company achieve certain Adjusted EBITDA or other financial targets established by management and approved by the Compensation Committee for each fiscal year in which the shares would otherwise vest.  If these targets are not satisfied for the particular fiscal year, one-half of the shares that would otherwise vest will be forfeited.  The Adjusted EBITDA target was not met for the 2013 fiscal year and, as a result, Mr. Wilson forfeited 11,658 shares.

Benefits.  Mr. Wilson is entitled to certain insurance, fringe and leave benefits general available to senior executives of the Company. The agreement requires Mr. Wilson to protect the confidentiality of the Company’s confidential information, and it further provides that for two years after termination he will not seek to solicit or hire the Company’s employees.

Severance Benefits.  The Company may terminate Mr. Wilson’s employment for cause, without cause or upon death or disability.  If Mr. Wilson’s employment is terminated by the Company without cause (other than upon death or disability), he would be entitled to receive, for the lesser of six months or the remaining term under the agreement (the “severance period”), his base salary as in effect immediately prior to termination and a pro rata annual bonus based upon the Company’s performance for the year in which termination occurs.  In addition, his benefits would continue for the severance period. Under the agreement, “cause” includes (a) dishonesty, theft, misrepresentation, deceit or fraud, (b) negligence, incompetence or insubordination (subject to certain rights of cure), (c) conviction for, or plea of nolo contendere to, a charge or commission of a felony, (d) breach of a material provision of the Company’s employee handbook or (e) breach of the confidentiality or non-solicitation provisions of the agreement (subject to certain rights of cure).

Outstanding Equity Awards at Fiscal Year End 2013

The following table includes all outstanding equity awards at December 31, 2013.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying exercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Miguel Penella	––	––	––	––	––	––	––	128,756	$616,741
Andrew Wilson	––	––	––	––	––	––	––	52,631	$252,102

(1) The value of unearned shares is based upon the closing stock price at December 31, 2013 of $4.79 per share.

Director Compensation

The non-executive members of our board of directors, Peter Edwards, H. Van Sinclair, Tyrone Brown, Morris Goldfarb, Andor (Andy) M. Laszlo, Lisa Wardell and Scott Royster, receive an annual retainer of $50,000, paid quarterly.  In addition, the non-executive directors are reimbursed for reasonable travel expenses to attend Board or committee meetings.  Executive directors receive no additional compensation for their service as directors.

For fiscal year 2013, each of our non-executive directors was each granted a restricted stock award, valued at $50,000, for 8,720 shares of our common stock, based upon the five-day trailing average closing stock price of $5.734.  The restricted stock awards were granted under our 2012 Incentive Compensation Plan on August 1, 2013 and vest 100% on the earlier of the one-year anniversary of the date of grant or the date of the Annual Meeting of Shareholders, provided the recipient continues to serve as a director.

Director Compensation Table for Fiscal Year 2013

The following table sets forth information regarding the compensation earned by our non-executive directors in fiscal year 2013:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tyrone Brown	$50,000	$52,058	$––	$––	$102,058
Peter Edwards	50,000	52,058	––	––	102,058
Morris Goldfarb	50,000	52,058	––	––	102,058
Robert L. Johnson	250,000	––	––	––	250,000
Andor (Andy) M. Laszlo	50,000	52,058	––	––	102,058
Scott Royster	––	––	––	––	––
H. Van Sinclair	50,000	52,058	––	––	102,058
Lisa Wardell	50,000	52,058	––	––	102,058

(1)	For independent directors, represents retainer fee paid quarterly. For Mr. Johnson, represents compensation for non-executive chairman services.

(2)	Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2013. The per share grant date fair value of each of the restricted stock awards for 8,720 shares was $5.97. As of fiscal year end 2013, these shares had not vested.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2014, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13D or 13G or other reports filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is a director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
RLJ SPAC Acquisition, LLC(3)	7,238,984	41.27%
Robert L. Johnson (3)	7,238,984	41.27%
Wexford Spectrum Investors (4)	2,850,000	18.94%
JH Evergreen Management, LLC (5)	1,934,276	14.09%
Canton Holdings LLC (6)	1,400,000	9.26%
Peter Edwards (7)	1,315,031	8.98%
Senator Investment Group LP (8)	1,237,500	8.27%
Drawbridge Special Opportunities Fund LP (9)	1,000,000	6.79%
Angelo, Gordon & Co., LP (10)	860,000	5.93%
Morris Goldfarb (11)	288,833	2.09%
Miguel Penella (12)	210,819	1.53%
H. Van Sinclair (13)	59,816	*
Andrew S. Wilson (14)	52,973	*
Lisa Wardell (13)	35,400	*
Tyrone Brown (13)	14,983	*
Andor (Andy) M. Laszlo (13)	16,983	*
Scott Royster (15)	5,638	*
All directors and executive officers as a group (10 persons)	9,209,459	50.46%

*Less than 1%

Notes to Beneficial Ownership Table:

(1)	Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by those listed above, we rely on information confirmed by each beneficial owner. Except as indicated by footnote below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws. Except as indicated by footnote below, each owner’s mailing address is c/o RLJ Entertainment, Inc., 8515 Georgia Avenue, Suite 650, Silver Spring, Maryland 20910.
(2)	On March 31, 2014, there were 13,724,756 shares of our common stock, $0.001 par value, outstanding. Common stock not outstanding but which underlies options and warrants vested or exercisable as of, or vesting or exercisable within, 60 days after March 31, 2014, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.
(3)	The RLJ Companies, LLC is the sole manager and is the sole voting member of RLJ SPAC Acquisition, LLC. Robert L. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC (collectively RLJ). Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 3,422,317 shares of the Company’s common stock and warrants to purchase 3,816,667 shares of the Company’s common stock. Includes 434,844 shares currently pending forfeiture and 434,844 additional shares potentially subject to forfeiture pursuant to founding shareholder agreements. The mailing address for RLJ is 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814.

(4)	Information presented regarding Wexford Spectrum Investors LLC (or WSI) is based solely on the information provided in the Schedule 13G/A filed on February 14, 2014 and the Form 3 filed on February 25, 2013. Wexford Capital LP (or Wexford Capital) may, by reason of its status as manager of WSI, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Wexford GP LLC (or Wexford GP) may, as the General Partner of Wexford Capital, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Charles E. Davidson (or Davidson) and Joseph M. Jacobs (or Jacobs) may, by reason of his status as a controlling person of Wexford GP, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Wexford Capital, Wexford GP, Davidson and Jacobs shares the power to vote and to dispose of the securities beneficially owned by WSI. Each of Wexford Capital, Wexford GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by WSI and this report shall not be deemed as an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their respective interests in each member of WSI. The mailing address for WSI and the other affiliate filers is 411 West Putnam Avenue, Suite 125, Greenwich, Connecticut 06830.
(5)	Information presented regarding JH Evergreen Management, LLC (or JH Evergreen Management), JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, LP (or JHIP III), JH Investment Partners GP Fund III, LLC (or JHIP GP III, and collectively the JH Parties) and John C. Hansen is based on information provided by JH Partners and certain of its affiliates. The mailing address of JH Evergreen Management and the other affiliate filers is 451 Jackson Street, San Francisco, California 94111-1615. Mr. Hansen disclaimed beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 1,647,489 shares of the Company’s common stock held by JH Evergreen, 196,505 shares of the Company’s common stock held by JHIP III, and 90,282 shares of the Company’s common stock held by JHIP GP III. Does not include warrants to purchase 114,228 shares of the company’s common stock held by JH Evergreen, warrants to purchase 13,625 shares of the Company’s common stock held by JHIP III, and warrants to purchase 6,261 shares of the Company’s common stock held by JHIP GP III, none of which are exercisable within 60 days of March 31, 2014.
(6)	Information presented regarding Canton Holdings LLC is based solely on the Schedule 13G filed on February 14, 2014 filed on behalf of (i) Archer Capital Management, L.P. (or Archer), a Delaware limited partnership, as the investment manager to certain private investment funds, (ii) Canton Holdings, L.L.C. (or Canton), a Delaware limited liability company, as the general partner of Archer, (iii) Joshua A. Lobel, an individual, as a principal of Canton, and (iv) Eric J. Edidin, an individual, as a principal of Canton (the persons mentioned in (i) (ii), (iii) and (iv) above are referred to as the Reporting Persons). The mailing address of the Reporting Persons is 570 Lexington Avenue, 40th Floor, New York, New York 10022.
(7)	Includes 6,263 shares of the Company’s common stock subject to restricted stock awards held by Mr. Edwards, 692,523 shares of the Company’s common stock and warrants to purchase 577,524 shares of the Company’s common stock. Does not include warrants to purchase 30,001 shares of the Company’s common stock which are not exercisable within 60 days of March 31, 2014.
(8)	Information presented regarding Senator Investment Group LP is based solely on the information provided in the Schedule 13G/A filed on February 14, 2013 and the most recent Form 13F filed by Senator Investment Group LP. The mailing address of Senator Investment Group LP is 510 Madison Avenue, 28th Floor, New York, New York 10022.
(9)	Information presented regarding Drawbridge Special Opportunities Fund LP is based solely on the Schedule 13G filed on October 15, 2012 filed on behalf of ((i) Drawbridge Special Opportunities Fund LP, a Delaware limited partnership, directly owns warrants to acquire shares of common stock of the Company as described herein; (ii) Drawbridge Special Opportunities GP LLC, a Delaware limited liability company, is the general partner of Drawbridge Special Opportunities Fund LP; (iii) Fortress Principal Investment Holdings IV LLC, a Delaware limited liability company, is the managing member of Drawbridge Special Opportunities GP LLC; (iv) Drawbridge Special Opportunities Advisors LLC, a Delaware limited liability company, is the investment manager of Drawbridge Special Opportunities Fund LP; (v) FIG LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding interests of Drawbridge Special Opportunities Advisors LLC; (vi) Fortress Operating Entity I LP, a Delaware limited partnership, is the holder of all of the issued and outstanding interests of FIG LLC and Fortress Principal Investment Holdings IV LLC; (vii) FIG Corp., a Delaware corporation, is the general partner of Fortress Operating Entity I LP; and (viii) Fortress Investment Group LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding shares of FIG Corp. The foregoing persons are collectively referred to as the Reporting Persons. The mailing address of the Reporting Persons is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Chief Compliance Officer.
(10)	Information presented regarding Angelo, Gordon & Co., L.P. (or Angelo, Gordon); John M. Angelo, in his capacities as a managing member of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon, and as the chief executive officer of Angelo, Gordon; and Michael L. Gordon, in his capacities as the other managing member of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon, and as the chief operating officer of Angelo, Gordon is based solely on the information provided in the Schedule 13G/A filed on February 14, 2014. The mailing address for Angelo, Gordon and the other affiliate filers is 245 Park Avenue, New York, New York 10167.

(11)	Includes 157,500 shares of the Company’s common stock, 6,263 shares of the Company’s common stock subject to restricted stock awards, and warrants to purchase 100,000 shares of the Company’s common stock. Includes 7,187 shares currently pending forfeiture and 7,187 additional shares potentially subject to forfeiture pursuant to founding shareholder agreements.
(12)	Includes 177,193 shares of the Company’s common stock, of which 111,378 are subject to restricted stock awards, and warrants to purchase 33,626 shares of the Company’s common stock.
(13)	Includes 8,720 shares of the Company’s common stock subject to restricted stock awards.
(14)	Includes 52,973 shares of the Company’s common stock subject to restricted stock awards.
(15)	Includes 5,638 shares of the Company’s common stock subject to restricted stock awards.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2013 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (2)
Equity compensation plans approved by security holders	1,244,153	$––	859,365
Equity compensation plans not approved by security holders:	––	––	––
Total	1,244,153	$––	859,365

Notes to Equity Compensation Plan Information Table:

(1)	Future equity awards may be granted under our 2012 Incentive Compensation Plan.
(2)	Reflects awards to directors and certain members of management under our 2012 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy on related-person transactions is included in our revised Code of Ethics and Business Conduct Policy, which has been reviewed and approved by the Board effective as of October 3, 2012.  Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a related-person transaction for review, approval or ratification by the Audit Committee:  (i) the name of the related-person (as defined by Item 404(a) of Regulation S-K under the Securities Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the related-person’s interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the related-person’s interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.

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

On October 3, 2012, in connection with the consummation of the Business Combination, the Company, RLJ Acquisition, Inc., JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, LP (or JHIP III), JH Investment Partners GP Fund III, LLC (or JHIP GP III, and collectively the JH Parties), Drawbridge Special Opportunities Fund, LP, Miguel Penella, certain shareholders of Acorn, Peter Edwards as the Acorn Representative, RLJ SPAC Acquisition, LLC, William S. Cohen, Morris Goldfarb, and, as amended to add Wexford Spectrum Investors LLC, entered into an amended and restated registration rights agreement (the Registration Rights Agreement), pursuant to which the Company has agreed to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the Securities Act). Such stockholders are entitled under such agreement to make up to three demands, excluding short form registration demands, that the Company register certain of its securities held by them for sale under the Securities Act. In addition, such stockholders have the right to include their securities in other registration statements filed by the Company. However, the Registration Rights Agreement provides that no stockholder (other than the Sponsor) may make a demand (i) with respect to a registration statement on Form S-1 until October 3, 2013 or (ii) with respect to a registration statement on Form S-3 until July 3, 2013.

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image, which included the JH Parties, and Messrs. Green, Avagliano and Hyde, who were former executive officers.  The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  In May 2013, $439,000 interest was due on the promissory notes, of which $198,000 was paid in cash and the balance was added to principal. At December 31, 2013, our principal balance due pursuant to these notes was $15.0 million.

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts were not otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.  These purchased liabilities are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets.

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

During 2013, RLJ SPAC Acquisition LLC repurchased 232,531 shares.

Director Independence

Our Board reviewed the NASDAQ independence standards with regard to our directors, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and RLJE and our subsidiary, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined that Messrs. Edwards, Sinclair, Brown, Goldfarb, Laszlo, and Royster and Ms. Wardell are “independent” as that term is used in NASDAQ Marketplace Rule 5605.  We do not know of any family relationships among or between any of our directors, executive officers or key employees.  With regard to the independence of our directors regarding committee independence, see Directors, Executive Officers and Corporate Governance – Committees of the Board above, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP related to the fiscal year ended December 31, 2013 and 2012.

	2013	2012
Audit Fees	$577,000	$748,000
Audit-Related Fees	––	––
Tax Fees	11,000	163,000
All Other Fees	––	––

Total Fees	$588,000	$911,000

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

Tax Fees. BDO USA, LLP began providing tax advice and compliance services in October 2012 but did not provide tax planning for us in fiscal year ended December 31, 2013 and 2012.

All Other Fees. There were no other fees during the fiscal year ended December 31, 2013 and 2012.

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

All of the fees paid to BDO USA, LLP in fiscal 2013 and 2012 were pre-approved by the Audit Committee.  Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO USA, LLP.

PART IV

Item 15.	Exhibits and Financial Statements

(b)	Exhibits.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: April 25, 2014	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)