Form 10-Q
period 2014-03-31
RLJ ENTERTAINMENT, INC.
filed 2014-05-15
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on April 29, 2014:  13,724,756

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (or Quarterly Report), includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

▪	Our financial performance, including our ability to achieve revenue growth, gross margins, realize synergies, and earnings before income tax, depreciation, amortization, cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA);
▪	Our ability to make scheduled payments or to refinance our debt obligations;
▪	Our ability to satisfy financial ratios;
▪	Our ability to fund planned capital expenditures and development efforts;
▪	Our inability to gauge and predict the commercial success of our programming;
▪	Our ability to estimate sales returns;
▪	The ability of our officers and directors to generate a number of potential investment opportunities;
▪	Our ability to maintain relationships with customers, employees, suppliers and lessors;
▪	Delays in the release of new titles or other content;
▪	The effects of disruptions in our supply chain;
▪	The loss of key personnel;
▪	Our public securities’ limited liquidity and trading; or
▪	Our ability to continue to meet the NASDAQ Capital Market continuing listing standards.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 19, 2014.  You are cautioned not to place undue reliance on such forward-looking statements.

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
March 31, 2014 and December 31, 2013

(In thousands, except share data)	March 31,	December 31,
	2014	2013
ASSETS
Cash	$4,972	$7,674
Accounts receivable, net	10,686	20,324
Inventories, net	15,021	15,589
Investments in content, net	89,604	81,641
Prepaid expenses and other assets	3,451	2,527
Property, equipment and improvements, net	2,238	1,759
Equity investment in affiliates	24,625	25,233
Other intangible assets	18,465	19,651
Goodwill	47,066	47,066
Total assets	$216,128	$221,464
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$24,923	$32,331
Accrued royalties and distribution fees	48,790	43,309
Deferred revenue	3,583	4,402
Debt, net of discount	83,095	77,558
Deferred tax liability	1,814	1,814
Stock warrant liability	5,923	4,123
Total liabilities	168,128	163,537
Equity:
Common stock, $0.001 par value, 250 million shares authorized, 13,724,756 and 13,700,862 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	13	13
Additional paid-in capital	86,973	86,938
Accumulated deficit	(39,405)	(29,334)
Accumulated other comprehensive income	419	310
Total equity	48,000	57,927
Total liabilities and equity	$216,128	$221,464

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013

Revenues	$30,272	$40,306
Cost of sales	24,204	27,736
Gross profit	6,068	12,570

Selling expenses	5,773	6,047
General and administrative expenses	5,163	5,674
Depreciation and amortization	1,523	1,427
Total selling, general and administrative expenses	12,459	13,148
LOSS FROM OPERATIONS	(6,391)	(578)

Equity earnings of affiliates	305	649
Interest expense, net	(2,000)	(2,126)
Other expense	(1,677)	(1,077)
LOSS BEFORE PROVISION FOR INCOME TAXES	(9,763)	(3,132)
Provision for income taxes	(308)	(426)
NET LOSS	$(10,071)	$(3,558)
Net loss per common share:

Basic and diluted	$(0.81)	$(0.29)

Weighted average shares outstanding:
Basic and diluted	12,454	12,442

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

For the Three Months Ended March 31, 2014 and 2013

	For The Three Months Ended March 31,
(In thousands)	2014	2013

Net loss	$(10,071)	$(3,558)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	109	(681)
Total comprehensive loss	$(9,962)	$(4,239)

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended March 31, 2014 and 2013

	Common Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumu- lated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	$57,927
Issuance of restricted common stock for services	90	—	—	—	—	—
Forfeiture of restricted common stock	(66)	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35
Foreign currency translation	—	—	—	—	109	109
Net loss	—	—	—	(10,071)	—	(10,071)
Balance at March 31, 2014	13,725	$13	$86,973	$(39,405)	$419	$48,000

	Common Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2013	13,378	$13	$86,133	$1,743	$155	$88,044
Stock-based compensation	—	—	74	—	—	74
Foreign currency translation	—	—	—	—	(681)	(681)
Net loss	—	—	—	(3,558)	—	(3,558)
Balance at March 31, 2013	13,378	$13	$86,207	$(1,815)	$(526)	$83,879

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Three Months Ended March 31, 2014 and 2013

(In thousands)	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,071)	$(3,558)
Adjustments to reconcile net loss to net cash:
Equity earnings in affiliates	(305)	(649)
Amortization of content, including impairments	14,173	17,269
Depreciation and amortization	1,523	1,427
Foreign currency exchange (gain) loss	(156)	1,361
Fair value adjustment of stock warrant liability	1,800	(204)
Noncash interest expense	441	584
Stock-based compensation expense	35	74
Changes in assets and liabilities:
Accounts receivable, net	9,663	(7,139)
Inventories, net	576	1,219
Investments in content, net	(16,490)	(14,462)
Prepaid expenses and other assets	(922)	(206)
Accounts payable and accrued liabilities	(7,437)	(5,779)
Deferred revenue	(822)	196
Net cash used in operating activities	(7,992)	(9,867)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(812)	(23)
Dividends received from affiliate	1,054	1,811
Net cash provided by investing activities	242	1,788
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	8,100
Repayments of borrowings under revolving credit facility	—	(1,500)
Proceeds from debt	9,032	—
Repayment of debt	(4,000)	(1,000)
Proceeds from issuance of subordinated debt	—	191
Net cash provided by financing activities	5,032	5,791
Effect of exchange rate changes on cash	16	(98)
NET DECREASE IN CASH:	(2,702)	(2,386)
Cash at beginning of period	7,674	4,739
Cash at end of period	$4,972	$2,353
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,402	$1,332
Income taxes	$23	$218

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (or RLJE) is a company with a direct presence in North America, the United Kingdom and Australia and sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJ Entertainment International Limited (or RLJE U.K.), Acorn Media Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Limited (or RLJE Limited).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its consolidated subsidiaries, unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We acquire content rights in various categories including, British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license rights to third-party programs.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Limited, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  Our owned content includes Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the works of Agatha Christie.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Limited, and our majority-owned subsidiary, ACL, (IP Licensing segment) as well as our fitness offerings; (2) wholesale exploitation through partners covering broadcast/cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3)  direct relations with consumers via proprietary e-commerce, catalog, and subscription-based video on demand (or SVOD) channels (Direct-to-Consumer segment).

Our wholesale partners are broadcast, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others, DirectTV, Showtime, BET, PBS, Netflix, Amazon, Hulu, Walmart, Target, Costco, Barnes & Noble, HMV and iTunes.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and catalogs and our proprietary SVOD channels, Acorn TV and Acacia TV, which was launched in January 2014.  We also plan to develop other audience based premium SVOD channels.  We plan to launch another SVOD channel focused on urban content later in 2014.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our management views the operations of the company based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (including cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors such as DirectTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

During the first quarter of 2014, we changed the names of a few of our subsidiaries.  A summary of the name changes are as follows:

Former Subsidiary Name	New Subsidiary Name
Acorn Productions Limited (or APL)	RLJ Entertainment Limited (or RLJE Limited)
Acorn Productions (UK) Limited	Acorn Productions Limited
Acorn Media UK Limited (or Acorn UK)	RLJ Entertainment International Limited (or RLJE U.K.)

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q (or Form 10-Q) and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 19, 2014 (or the 2013 Form 10-K).  Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2013 Form 10-K contains a summary of our significant accounting policies.  As of March 31, 2014, no material changes to our significant accounting policies disclosed in our 2013 Form 10-K have been made.

Accounting and Reporting Pronouncements Adopted

Since the filing of our 2013 Form 10-K, there were no new accounting pronouncements adopted.

Earnings Per Share Presentation

For the quarter ended March 31, 2013, we changed our presentation of our earnings per share (“EPS”) by excluding our restricted common stock from the calculation, and as a result, we removed our two-class method presentation of EPS per ASC 260, Earnings Per Share.  This change was determined because our restricted common stock is not obligated to share in our reported net losses.  We also removed 898,438 founder shares from unrestricted common stock, as these shares may be forfeited in the future (see Note 8, Equity).  The unrestricted weighted average shares outstanding was reduced by 898,438 shares and the loss per share for unrestricted common stock increased to $(0.29) per share from $(0.27) per share.

Reclassifications

Some balances within our consolidated financial statements have been reclassified to conform to the current presentation. We reported depreciation and amortization as a separate line item within selling, general and administrative expenses; and certain balances (primarily amortization of content, including impairments; investments in content, net; and accrued royalties and accrued royalties and distribution fees) in the cash flow statement were reclassified within operating activities, which had no impact on net cash used in operating activities previously reported for the period.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	SEGMENT INFORMATION

In accordance with the requirements of the Accounting Standards Codification (or ASC) 280, Segment Reporting, selected financial information regarding our reportable business segments, IP Licensing, Wholesale, and Direct-to-Consumer, are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment includes our investment in ACL. Our Wholesale segment consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channels.

Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL. Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and include costs associated with RLJE's corporate functions such as finance and accounting, human resources and our information technology departments.  Interest expense, other income (expense) and provision for income tax are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the segments for the three month periods ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$13	$21,350	$8,909	$—	30,272
Operating costs and expenses	(183)	(22,936)	(9,376)	(2,645)	(35,140)
Depreciation and amortization	(25)	(665)	(790)	(43)	(1,523)
Share in ACL earnings	305	—	—	—	305
Segment contribution	$110	$(2,251)	$(1,257)	$(2,688)	$(6,086)

(In thousands)	Three Months Ended March 31, 2013
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$7,613	$23,834	$8,859	$—	$40,306
Operating costs and expenses	(6,461)	(20,866)	(9,424)	(2,706)	(39,457)
Depreciation and amortization	(21)	(493)	(905)	(8)	(1,427)
Share in ACL earnings	649	—	—	—	649
Segment contribution	$1,780	$2,475	$(1,470)	$(2,714)	$71

Our Wholesale segment contribution for the three months ended March 31, 2014 includes:  (1) a loss of $3.1 million incurred during the sell-off period under a feature film output deal, which we terminated during the third quarter of 2013, (2) normal re-occuring impairments related to investments in content and inventories of $1.8 million and (3) normal re-occuring amortization related to the increase in carrying values from the Business Combination on our investments in content of $2.2 million.  The Business Combination’s amortization for investments in content is included in cost of sales.

During the quarter ended March 31, 2014, we completed the sell-off period under a terminated feature film output deal.  This terminated output deal is included in our Wholesale segment.  During the three months ended March 31, 2014, we received sales returns in excess of our prior estimates and actual period sales, resulting in negative net revenues of $1.1 million and negative gross margin of $3.1 million.  Based on the termination agreement, we are responsible for certain sales returns through July 2014.  In May 2014, we executed a settlement with the content supplier and agreed to pay $500,000 to satisfy all potential liabilities and activities from April through July 2014.  This settlement has been accrued for as of March 31, 2014.

Our Wholesale segment contribution for the three months ended March 31, 2013 includes:  (1) normal re-occuring impairments related to investments in content and inventories of $796,000 and (2) normal re-occuring amortization related to the increase in carrying values from the Business Combination on our investments in content of $1.5 million.  The Business Combination’s amortization for investments in content is included in cost of sales.

A reconciliation of total segment contribution to loss before provision for income taxes is as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013

Total segment contribution	$(6,086)	$71
Interest expense	(2,000)	(2,126)
Other expenses	(1,677)	(1,077)
Loss before provision for income taxes	$(9,763)	$(3,132)

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total assets for each segment primarily include accounts receivable, inventory, and investments in content. The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	March 31,	December 31,
	2014	2013

IP Licensing	$38,252	$36,127
Wholesale	156,724	162,162
Direct-to-Consumer	15,884	15,964
Corporate	5,268	7,211
	$216,128	$221,464

Goodwill by segment is as follows:

(In thousands)	March 31,	December 31,
	2014	2013

Wholesale Distribution	$44,230	$44,230
Direct-to-Consumer	2,836	2,836
IP Licensing	—	—
	$47,066	$47,066

NOTE 3.	EQUITY EARNINGS IN AFFILIATE

In February 2012, we acquired 64% of ACL’s outstanding stock.  We account for the investment in ACL using the equity method of accounting because (1) we are only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

The following summarized financial information is derived from unaudited financial statements of ACL:

(In thousands)	Three Months Ended March 31,
	2014	2013

Revenues	$2,413	$8,520
Film cost amortization	(645)	(6,116)
General, administrative and other expenses	(863)	(700)
Income from operations	905	1,704
Net income	$707	$1,228

ACL's functional currency is the British Pound. Amounts have been translated from British Pound to U.S. Dollar using the average exchange rate for the periods presented.  The above operating results of ACL do not include step-up basis amortization resulting from the Business Combination.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable are primarily derived from (1) the sales of physical content (DVDs) retailers and certain resellers, (2) direct-to-consumer, e-commerce, catalog and download-to-own sales of content and other merchandise, or both and (3) the licensing of content we license to broadcast, cable/satellite providers and digital subscription platforms like Acorn TV, Netflix and Amazon.  Our accounts receivable typically trends with retail seasonality.

(In thousands)	March 31,	December 31,
	2014	2013

Wholesale	$14,678	$30,966
IP Licensing	99	—
Direct-to-Consumer	429	67
Accounts receivable before allowances and reserves	15,206	31,033
Less: reserve for returns	(4,520)	(10,690)
Less: allowance for doubtful accounts	—	(19)
Accounts receivable, net	$10,686	$20,324

Wholesale receivables are primarily billed and collected by our U.S. and U.K. distribution partners and include certain adjustments for receivables previously settled.  Each quarter, our distribution partners preliminarily settle our wholesale receivables assuming timing lag on collections and an average return rate.  When actual returns differ from the amounts previously assumed when settling receivables, adjustments are made that give rise to payable and receivables between us and our distribution partners.  As of December 31, 2013, our distribution partners owed us $700,000 for receivables settled as of year-end.  As of March 31, 2014, we owed our distribution partners $6.2 million for receivables settled as of period end.  Because our distribution partners have the right to offset our obligation to repay any over advances due them against receivables that will be collected on our behalf in the future, any over advances are recorded against the Wholesale receivables.

NOTE 5.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	March 31,	December 31,
	2014	2013

Packaged discs	$10,900	$12,819
Packaging materials	1,791	394
Other merchandise (1)	2,330	2,376
Inventories, net	$15,021	$15,589

(1)	Other merchandise primarily consists of gifts, jewelry, and home accents purchased from third parties.

During the three months ended March 31, 2014 and 2013, we incurred impairment charges associated with our inventories due to adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  Impairment charges for the three months ended March 31, 2014 and 2013 were $670,000 and $189,000, respectively, and are included in the cost of sales.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	INVESTMENTS IN CONTENT

	March 31,	December 31,
(In thousands)	2014	2013

Released	$69,915	$66,527
Completed, not released	7,790	10,387
In-production	11,899	4,727
Investments in content, net	$89,604	$81,641

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  For the three months ended March 31, 2014 and 2013, impairment charges were $1.1 million and $607,000, respectively, and are included in the cost of sales.

In determining the fair value of content (Note 10, Fair Value Measurements) for impairments, we employ a discounted cash flows (DCF) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant's weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

NOTE 7.	DEBT

Debt consists of the following:

(In thousands)	Maturity	Interest	March 31,	December 31,
	Date	Rate	2014	2013

Revolving credit facility	October 3, 2017	Prime + 5% or LIBOR + 6%	$14,949	$14,949

Senior term notes:
Term loan – A	October 3, 2017	Prime or LIBOR + 4.5% - 5.5%	17,976	20,476
Term loan – B	April 3, 2018	Prime or LIBOR + 6.25% - 7.25%	10,787	12,287
Term loan – C	April 3, 2018	Prime or LIBOR + 9.25% - 10.25%	15,640	15,517
Principal balance outstanding			44,403	48,280
Less: debt discount			(1,689)	(2,007)
Total senior-term notes			42,714	46,273

Subordinated notes payable to prior Image shareholders	October 3, 2018	12%	15,042	15,042
Subordinated production loan - Foyle's War	November 8, 2014	LIBOR + 2.15%	10,390	1,294
Debt, net of discount			$83,095	$77,558

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facility

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain of its subsidiaries (collectively, the Borrowers) entered into a Credit Agreement (the Credit Facility) with certain lenders and SunTrust, N.A., as Administrative Agent. The Credit Facility includes a five-year $15.0 million revolving credit facility and three tranches of senior term loans totaling $55.0 million.  The obligations under the Credit Facility are secured by a lien on substantially all of the Borrowers’ assets.  On November 6, 2013, we entered into the Second Amendment with respect to the Credit Facility which increased the Credit Facility’s maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014.  At March 31, 2014, we are in compliance with all of the leverage ratios required by the Credit Facility.

As of March 31, 2014, we had borrowings outstanding of approximately $14.9 million under the revolving facility and there was no borrowing capacity under the revolving facility.

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

On December 10, 2012, RLJE entered into a forward interest rate cap agreement that effectively caps the LIBOR rate of interest at 1.25%.  The interest rate cap has a notional amount of $30.0 million and has a maturity date of November 30, 2014.  In 2012, we paid a one-time fixed fee of $23,000 for this rate cap agreement. The fair value of this interest rate cap agreement is de-minimus.

Future minimum principal payments under the Credit Facility as of March 31, 2014 are as follows:

(In thousands)		Revolving
	Senior Notes	Credit Facility	Total

2014	$12,250	$ —.	$12,250
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
2018	15,640	—	15,640
	$44,403	$14,949	$59,352

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  At March 31, 2014, our principal balance due pursuant to these notes was $15.0 million.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2013, we began our pre-production of the next franchise series of Foyle’s War.  Acorn Productions Limited, and Acorn Global Enterprises Ltd., both wholly-owned subsidiaries of RLJE Limited, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  This facility is substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property will become secured collateral of our Credit Facility once the Coutts loan is fully paid and settled.  At March 31, 2014, our principal balance due pursuant to these notes was $10.4 million.

NOTE 8.	EQUITY

Founder Shares

Included in our common shares outstanding are 898,438 shares held by certain founding shareholders as part of the initial public offering of RLJE.  These shares will be returned to the Company over a two-year period if certain stock price targets are not achieved.  As of March 31, 2014, all of the 898,438 common shares were outstanding.  We expect that 449,219 common shares will be forfeited in 2014 and the remainder of these common shares will be assessed for forfeiture in October 2014.

Stock Based Compensation

Compensation expense relating to the restricted stock awards for the periods ended March 31, 2014 and 2013 was $35,000 and $74,000, respectively, and is included in general and administrative expenses. During the three months ended March 31, 2014, 90,138 shares of restricted stock were granted and 66,244 shares of restricted stock were forfeited based upon the failure to achieve the 2013 performance criteria.  Of the 90,138 shares granted in 2014, 64,638 shares were granted to executive officers and directors and 25,500 shares were granted to other members of management.  The shares granted during 2014, were fair valued on the date of grant with a range of $4.60 - $5.01 per share, for a total value of approximately $417,000.  During the three months ended March 31, 2013, there were no stock grants.  A summary of the activity since December 31, 2013 is as follows:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at December 31, 2013	188	$5.38	135	$5.15
Granted	29	4.68	61	4.60
Vested	(50)	5.55	—	—
Forfeited	—	—	(66)	5.18
Nonvested shares at March 31, 2014	167	$5.20	130	$4.87

The restricted shares granted during the three months ended March 31, 2014, will vest and be expensed over a 13 month period for executive management and other management while the restricted shares granted to a director will vest in August 2014.  The vesting of restricted shares is subject to the achievement of certain service criteria, performance criteria, or both.  As of March 31, 2014, there is $592,000 of unamortized compensation that will vest solely on completion of future services over the next 27 months.  As of March 31, 2014, there is $531,000 of unamortized compensation that will vest based on achieving certain performance criteria through July 2016.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	March 31, 2014
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	3.50 years

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the condensed consolidated balance sheet.  The registered warrants have a term of five years beginning October 3, 2012, and provide the warrant holder the right to acquire a share of our common stock for $12.00 per share. The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 or more per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

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

The fair value of the warrants as of March 31, 2014 was $5.9 million.  The valuation of the registered warrants is a Level 1 measurement as the warrants are traded on the over-the-counter market.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ Acquisition LLC (or the Sponsor) and because the unregistered warrants have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The increase (decrease) in the fair value of the warrants for the three months ended March 31, 2014 and 2013 of $1.8 million and ($204,000), respectively, was included as a component of other income.

NOTE 10.	FAIR VALUE MEASUREMENTS

The following tables represent RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	March 31, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability	$3,758	$—	$2,165	$5,923

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability	$2,630	$—	$1,493	$4,123

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables includes a roll-forward of liabilities classified within Level 1 and Level 3:

(In thousands)	Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value of warrant liability	1,128	—	672	1,800
Warrant liability	$3,758	$—	$2,165	$5,923

(In thousands)	Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324
Change in fair value of warrant liability	(125)	—	(79)	(204)
Warrant liability	$2,630	$—	$1,490	$4,120

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement of assets and liabilities is classified in the tables below:

(In thousands)	Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$1,521	$1,521	$1,119

(In thousands)	Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$1,221	$1,221	$607

During the three periods ended March 31, 2014 and 2013, the investments in content were written down by $1.1 million and $607,000, respectively, as a result of a change in fair value.  In determining the fair value, we employ a discounted cash flows (“DCF”) methodology with assumptions for cash flows.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on a market participant's weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.	NET LOSS PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the three months ended March 31, 2014 and 2013:

(In thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Numerator – basic and diluted:
Net loss	$(10,071)	$(3,558)

Weighted-average common shares outstanding – basic	12,454	(12,442)
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	12,454	(12,442)
Net loss per common share –
Basic and diluted	$(0.81)	$(0.29)

We have outstanding warrants to acquire 21,041,667 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive. As of March 31, 2014 and 2013 we have outstanding shares of approximately 1,195,000 and 936,000 shares, respectively, of restricted common stock, which includes 898,438 shares held by certain founding shareholders (See Note 8, Equity), that are not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

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

NOTE 13.	RELATED PARTY TRANSACTIONS

Equity Investments in Affiliates

All of ACL’s staff are employed by RLJE Limited.  ACL was charged overhead and personnel costs for the three months ended March 31, 2014 and 2013, of approximately $397,000 and $450,000, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to RLJE Limited of $1.1 million and $1.8 million during the three months ended March 31, 2014 and 2013, respectively.  Dividends received were recorded as a reduction to the ACL investment account.

Index
RLJ ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency

We recognize foreign currency gains and losses as a component of other expense on monies lent by Acorn Media to RLJE Limited and RLJE Australia.  As of March 31, 2014, Acorn Media had lent its U.K. subsidiaries approximately $17.0 million and its Australian subsidiary approximately $3.0 million.   Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the subsidiaries', function currencies (which are the British Sterling and the Australian Dollar) will result in foreign currency gains and losses. During the three months ended March 31, 2014 and 2013, we recognized a gain of $156,000 and a loss of $1.4 million, respectively.

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

RLJ SPAC Acquisition, LLC

Mr. Robert L. Johnson through his company, RLJ SPAC Acquisition, LLC has announced his intention to purchase up to $2.0 million of our outstanding common stock from time to time over a 24-month period beginning June 19, 2013. Any purchases will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations

All $2.0 million of Common Stock may or may not be purchased during such period.

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

OVERVIEW

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJ Entertainment International Limited (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Limited (or RLJE Limited).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries, unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

RLJE is a global media company for distinct, passionate audiences.  We strive to be a preferred source and destination for entertainment for a variety of distinct audiences with particular and special interests.  We acquire, develop and exploit television, film and other media content in complementary products agnostically across all platforms of distribution.  We actively manage all windows of exploitation to optimize the reach of our promotional efforts and maximize the value of our releases.

We acquire content rights in various categories, with particular focus on British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license a wide set of rights to third-party programs.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Limited, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  We have a total library of approximately 5,300 titles, segmented into genre-based brands such as Acorn (British drama and mystery television), Image (action, thriller and horror feature films and stand-up comedy), One Village (urban), Acacia (fitness), Athena (life-long learning documentaries) and Madacy (uniquely packaged collections of historical footage and films).  Our owned content includes 25 Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the vast majority of the works of Agatha Christie.  We exploit this content across multiple platforms, including broadcast and cable; digital distribution formats:  download-to-own, download-to-rental, subscription video on demand (or SVOD), free video on demand (or FVOD); DVD and Blu-ray retail and online ecommerce; and international licensing and sales.

Index
We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Limited, and our majority-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3) direct relations with consumers via proprietary e-commerce, catalog, and SVOD channels (Direct-to-Consumer segment).

RLJE Limited manages our British drama co-productions, including Foyle’s War, one of our most successful Acorn television series, and the intellectual property rights owned by ACL including all the TV/film and publishing revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films. ACL has also recently commissioned a new writer to expand the Agatha Christie library content with a new book title.

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

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and catalogs and our proprietary SVOD channels, Acorn TV and Acacia TV, which was launched in January 2014.  As of March 31, 2014, Acorn TV had approximately 75,000 subscribers.  In response to the strategic opportunity brought by the convergence of television and the internet, in 2014, we plan to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infra-structure for Acorn TV.  We also plan to develop other audience based premium SVOD channels.  We plan to launch another SVOD channel focused on urban content later in 2014.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sub-license for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which encompasses cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), streaming video, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors such as DirectTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

During the first quarter of 2014, we changed the names of a few of our subsidiaries.  A summary of the name changes are as follows:

Former Subsidiary Name	New Subsidiary Name
Acorn Productions Limited (or APL)	RLJ Entertainment Limited (or RLJE Limited)
Acorn Productions (UK) Limited	Acorn Productions Limited
Acorn Media UK Limited (or Acorn UK)	RLJ Entertainment International Limited (or RLJE U.K.)

Index
FINANCIAL HIGHLIGHTS

Highlights and significant events for the three months ended March 31, 2014 and 2013 are as follows:

▪	Revenues declined by $10.0 million when comparing the three months ended March 31, 2014 to March 31, 2013, resulting primarily from the release date movement of our Foyle’s War franchise. Foyle’s War 8 was released in the first quarter of 2013 compared to our planned release of Foyle’s War 9 in the third quarter of 2014.

▪	Costs of goods sold (or COGS) decreased by $3.5 million from $27.7 million for the three months ended March 31, 2013 to $24.2 million for the three months ended March 31, 2014.

▪	The Company completed the sell-off period in the current quarter of a terminated feature film output deal.

▪	Selling, general and administrative expenses (or SG&A) declined $689,000 when comparing the three months ended March 31, 2014 to the same period in 2013.

RESULTS OF OPERATIONS

Our unaudited consolidated financial information for the three months ended March 31, 2014 and 2013, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K filed on March 19, 2014 (or 2013 Form 10-K).

A summary of our results of operation for the three months ended March 31, 2014 and 2013, as disclosed in our consolidated financial statements in Item 1, Financial Statements, herein referred to as our “consolidated financial statements.”

	Three Months Ended March 31,
(In thousands)	2014	2013

Revenues	$30,272	$40,306
Costs of sales	24,204	27,736
Gross profit	6,068	12,570
Selling, general and administrative expenses	12,459	13,148
Loss from operations	(6,361)	(578)
Equity earnings of affiliates	305	649
Interest expense, net	(2,000)	(2,126)
Other expense	(1,677)	(1,077)
Provision for income taxes	(308)	(426)
Net loss	$(10,071)	$(3,558)

Index
Revenue

A summary of net revenues by segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013

IP Licensing	$13	$7,613
Wholesale	21,350	23,834
Direct-to-Consumer	8,909	8,859
Net revenues by segment	$30,272	$40,306

Revenue decreased $10.0 million for the three months ended March 31, 2014 compared to 2013.  The decrease in revenue for the first quarter 2014 was primarily driven by a decrease in revenues in our IP Licensing segment, which declined by $7.6 million.  During the three months ended March 31, 2013, Foyle’s War 8 was released and contributed the majority of the IP Licensing revenues for 2013.  Currently, Foyle’s War 9 is expected to be released in the third quarter of 2014.

In addition, the Wholesale segment’s revenues declined by $2.5 million when comparing the three months ended March 2014 to 2013. This decline is mostly attributed to a terminated feature film output deal, which was terminated in in the third quarter of 2013 and whose sell-off period ended on March 31, 2014.  During the current quarter, we received sales returns in excess of our prior estimates and actual period sales, resulting in negative net revenues of $1.1 million from the sale of this terminated content. The decline in revenues from this content output deal was positively offset by an increase in revenues in the broadcast and VOD sales of $1.3 million and an increase in revenues within our U.K. operations of $1.1 million when comparing the first quarter of 2014 to 2013, as well as lower than expected sales returns incurred during the quarter on our product that was sold outside the terminated feature film output deal.

We also experienced growth in our proprietary digital networks within the Direct-to-Consumer segment with revenues of $746,000 for the three months ended March 31, 2014 compared to $180,000 for the three months ended March 31, 2013.  As of March 31, 2014, the subscribers for Acorn TV have grown by 32.5% to approximately 75,000 subscribers since December 31, 2013.

Cost of Goods Sold (“COGS”)

A summary of COGS by segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013

IP Licensing	$33	$6,091
Wholesale	19,118	16,117
Direct-to-Consumer	5,053	5,528
COGS by segment	$24,204	$27,736

COGS decreased by $3.5 million to $24.2 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease in COGS is mostly attributed to a decline in the IP Licensing segment of $6.1 million due to the amortization of production costs incurred for Foyle’s War 8 that was released in the first quarter of 2013, offset by an increase in COGS in the Wholesale segment of $3.0 million.

Index
The Wholesale segment’s COGS increased during the three months ended March 31, 2014 when compared to 2013 because (1) our incremental revenues, which were in broadcast, VOD and our Wholesale segment within the U.K., drove increased COGS, while our decrease in revenues from a terminated feature film output deal did not result in a decrease in COGS, and (2) we recognized an increase in normal re-occurring impairments of investments in content and inventories.  During the current quarter, our decrease in Wholesale revenues was attributable to lower than expected revenues on content being sold under a terminated feature film output deal.  We recognized COGS of $2.0 million for this terminated feature film output deal during the current quarter, while at the same time we recognized negative revenues of $1.1 million.  Our normal re-occurring impairments for investments in content and inventories increased by $993,000 from $796,000 to $1.8 million for the three months ended March 31, 2013 and 2014, respectively.

Our gross margin decreased to 20.0% from 31.2% for the periods ended March 31, 2014 and 2013, respectively.  The decline in margin was due to the negative gross margins of $3.1 million realized during the sell-off period on a terminated feature film output deal, and increased impairments and write-downs of $993,000 for content investments and inventories.  Excluding these items, our gross margin would have been 32.2% for the three months ended March 31, 2014, which is an improvement when compared to the prior year period.

Also, during the quarters ended March 31, 2014 and 2013, we recognized step-up amortization on our investments in content of $2.2 million and $1.5 million, respectively.  Excluding this amortization and including the above adjustments for the gross margin loss incurred during the sell-off period and increased impairments, our gross margins would have been 39.4% and 37.0% as of March 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013

Selling expenses	$5,773	$6,047
General and administrative expenses	5,163	5,674
Depreciation and amortization	1,523	1,428
Total selling, general and administrative expenses	$12,459	$13,149

SG&A decreased by $689,000 for the three-month period ended March 31, 2014, compared to the same period in 2013.  The decrease in SG&A is primarily related to the synergistic savings related to the combining of Acorn and Image legacy companies after the Business Combination.  During the three months ended March 31, 2013, $639,000 of severance charges were incurred as part of the synergistic savings while no severance costs were incurred during the three months ended March 31, 2014.

Loss from Operations

Loss from operations increased by $5.8 million for the three-month period ended March 31, 2014 versus the same period during the prior year.  The increase in loss from operations relates primarily to reduced revenues from Foyle’s War, reduced revenues and increased COGS related to the termination of a feature film output deal and the completion of the sell-off period in March 2014, and increased content impairment and inventory charges.  The details of these charges are discussed above and in the related footnotes to the consolidated financial statements.

Equity Earnings in Affiliates

Equity earnings in affiliates for the three months ended March 31, 2014 was $305,000 as compared to $649,000 for the three-month period ended March 31, 2013.  The decrease in equity earnings in affiliates or ACL is mostly attributed to the release of the last Poirot television series and the Miss Marple television series in 2013 with no similar releases during the 2014 period.

Index
Other Expense

Other expense for the three months ended March 31, 2014 and 2013 was $1.7 million and $1.1 million, respectively.  The increase in expense of $600,000 was primarily due to an increase in the fair value of our warrant liability resulting in a $1.8 million charge for the three months ended March 31, 2014 versus a decrease in fair value of the warrant liability during the three months ended March 31, 2013 of $204,000.  The increase in the fair value of the warrants was directly related to the increase in price for the warrants traded during the period.  This increase in expense was partially offset by a gain in foreign currency.  For the three months ended March 31, 2014, we recognized a gain of $156,000 compared to a loss of $1.4 million for the three months ended March 31, 2013.  The foreign currency gains and losses are from the amounts lent to RLJE Limited and RLJ Australia, which have not been repaid to RLJE.

Income Taxes

We recorded income tax expense of $308,000 and $426,000 for the three-month periods ended March 31, 2014 and 2013, respectively.  We provide income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 23%.  We are not providing a tax provision (benefit) on our U.S. and Australian operations as we have historically had and continue to provide a full valuation allowance on their net operating losses.

ADJUSTED EBITDA

We define “Adjusted EBITDA” as adjusted earnings before income tax, depreciation, amortization, cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation.  Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material noncash items that allows investors to analyze the operating performance of the business using the same metric management uses. The exclusion of noncash items better reflects our ability to make investments in the business and meet obligations.  Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance.  We use this measure to assess operating results and performance of its business, perform analytical comparisons, identify strategies to improve performance and allocate resources to its business segments. While management considers Adjusted EBITDA to be important measures of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP.  Not all companies calculate Adjusted EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

Index
The following table includes the reconciliation of our consolidated Adjusted EBITDA to consolidated U.S. GAAP net loss:

	Three Months Ended March 31,
(In thousands)	2014	2013

Net loss	$(10,071)	$(3,558)

Amortization of content	14,173	17,269
Cash investment in content	(16,490)	(14,462)
Depreciation and amortization	1,523	1,427
Interest expense	2,000	2,126
Provision for income tax	308	426
Transactions costs and severance	—	639
Warrant liability fair value adjustment	1,800	(204)
Stock-based compensation	35	74
Adjusted EBITDA	$(6,722)	$3,737

Adjusted EBITDA declined by $10.5 million for the three months ended March 31, 2014 compared to the same period in 2013.  The decline in Adjusted EBITDA is primarily attributable to (1) the timing of the release of our Foyle’s War franchise in the prior year versus the current year ($7.6 million), and (2) the negative gross margin recognized during the current quarter of approximately $3.1 million from the sell-off period from a terminated film content output deal. Our first quarter 2014 Adjusted EBITDA was slightly better than management’s expectations and we are on pace to deliver an improved Adjusted EBTIDA over 2013.

BALANCE SHEET ANALYSIS

Assets

Total assets at March 31, 2014 and December 31, 2013, were $216.1 million and $221.5 million, respectively.  The decline of $5.3 million in assets is mostly attributed to depreciation and amortization primarily related to amortization on the step-up adjustments made in purchase accounting related to the Business Combination in investments in content and other intangible assets.

A summary of assets by segment is as follows:

(In thousands)	March 31,	December 31,
	2014	2013

IP Licensing	$38,252	$36,127
Wholesale	156,724	162,162
Direct-to-Consumer	15,884	15,964
Corporate	5,268	7,211
	$216,128	$221,464

Index
Liabilities and Equity

The increase in liabilities of $4.6 million to $168.1 million is due to the increase in debt related to the draws from the Foyle’s War 9 production loan of approximately $9.0 million offset by from repayments of principal on our Credit Facility of $4.0 million since December 31, 2013.   The decrease in equity of $9.9 million since December 31, 2013 is mostly attributed to the net loss of $10.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(7,992)	$(9,867)
Net cash provided by investing activities	242	1,788
Net cash provided by financing activities	5,032	5,791
Effect of exchange rate changes on cash	16	(98)
Net decrease in cash	(2,702)	(2,386)
Cash at beginning of period	7,674	4,739
Cash at end of period	$4,972	$2,353

At March 31, 2014 and December 31, 2013, our cash and cash equivalents was approximately $5.0 million and $7.7 million, respectively.  Our cash position in the quarter was impacted by the following:

▪	In accordance with our Credit Facility’s second amendment as disclosed in our 2013 Form 10-K, we had accelerated principal payments of $4.0 million paid in March 2014 versus the $1.0 million in the original Credit Facility with $12.25 million remaining to be paid during 2014;

▪	The legacy Image business had significant short-term vendor debts which were past due that we are in the process of paying off by making increased cash payments or modifying payment terms in the short term; and

▪	The quarterly results are naturally affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer business which are 32 – 35% weighted to the 4th quarter and (c) the company generally invests more cash on content during the first half of the year.

For the three months ended March 31, 2014, we incurred a net use of cash of $8.0 million resulting from our operating activities. The net use of cash was largely attributable management’s use of cash flow to payoff vendor trade payables. For the three months ended March 31, 2014, we paid approximately $7.4 million of vendor trade payables.

Going forward from March 31, 2014, we believe that our liquidity will be positively impacted by:

▪	The profitability and excess cash flow generated in the 3rd and 4th quarter of 2014;

▪	The full realization of approximately $8.0 million in synergy changes made during 2013 that will be realized in 2014;

▪	Improved gross margin from the planned re-allocation of approximately $7.0 million of the $15.0 million of content capital that was made available from the terminated low margin feature film output deal; and

▪	Improved Adjusted EBITDA results for the full year from operations.

We have agreed in our second amendment to the credit facility entered into on November 6, 2013 (Second Amendment), to use a portion of our projected 2014 cash flow to make accelerated principal payments to our lenders to reduce our leverage.  We believe that our current financial position combined with our forecasted operational cash flow will be sufficient to meet our operational commitments.  We have curtailed our spending on new content investment in 2014 to make our principal payments on the Credit Facility.  This curtailment is not expected to have an immediate effect on our operations.  However, curtailing content investment over a sustained period could have a material adverse effect on future operating results and cash flows.

Index
The cash used in operating activities during the three months ended March 31, 2014 was provided by our cash reserves as of December 31, 2013 and cash provided by our investing and financing activities.  During the first three months of 2014, significant factors affecting cash provided by investing and financing activities were:

▪	Dividends received from ACL ($1.1 million);

▪	Debt borrowing to finance the production of Foyle’s War 9 ($9.0 million); less

▪	Repayment of senior debt ($4.0 million).

Capital Resources

Cash

As of March 31, 2014, we had cash of $5.0 million, as compared to $7.7 million as of December 31, 2013.

Borrowing Availability

At March 31, 2014, we had no borrowing capacity under the revolving line of credit.

Credit Facility

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain of its subsidiaries (collectively, the Borrowers) entered into a Credit Agreement with certain lenders and SunTrust, N.A., as Administrative Agent (the Credit Facility). The Credit Facility includes a five-year $15.0 million revolving credit facility and three tranches of senior term loans totaling $55.0 million. The obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Borrowers.

On November 6, 2013, we entered the Second Amendment with respect to the Credit Facility.  The Second Amendment provided for a full waiver of the second and third quarter financial covenant technical defaults and modified the Credit Facility to increase the maximum permitted Leverage Ratios (as defined in the Credit Facility and disclosed in our 2013 Form 10-K) through December 31, 2014, which is intended to cover on a trailing twelve month (or TTM) basis all future periods impacted by the charges recognized during the second quarter.  Based on our projected operating results, we believe that we will meet the revised covenants.  In addition, the Second Amendment includes a commitment by the company to make additional incremental principal payments on the Credit Facility totaling $1.75 million in 2013, $12.25 million in 2014 and $11.0 million in 2015.  The amendment removes the requirement for us to make accelerated principal payments of $7.5 million that was previously committed in the first amendment.  Based on our projected operating results and cash flows, we believe that we will be able to make all required principal payments.  The cash is expected to be generated from operating cash flows from normal business operations.

The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony parties and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise).  The occurrence of an event of default would increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility.

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures. The Credit Facility also requires us to comply with minimum financial and operating covenants as disclosed above.

The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against an Adjusted EBITDA base, as defined in the Credit Facility. For covenant purposes, Adjusted EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations.  At March 31, 2014, we were in compliance with our financial covenants.

Index
Future minimum principal payments under the Credit Facility as of March 31, 2014 are as follows:

(In thousands)		Revolving
	Senior Notes	Credit Facility	Total

2014	$12,250	$—	$12,250
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
2018	15,640	—	15,640
	$44,403	$14,949	$59,352

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  At March 31, 2014, our principal balance due pursuant to these notes was $15.0 million.

In October 2013, we began our pre-production of the next franchise series of Foyle’s War.  Acorn Productions Limited, and Acorn Global Enterprises Ltd., both wholly-owned subsidiaries of RLJE Limited, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  This facility is substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property will become secured collateral of our Credit Facility once the Coutts loan is fully paid and settled.  At March 31, 2014, our principal balance due pursuant to these notes was $10.4 million.

OTHER ITEMS

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 19, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Index
ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act.  Disclosure controls and procedures refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

b) Changes in Internal Control over Financial Reporting

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 19, 2014.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of March 31, 2014, there have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

January 1, 2014 to January 31, 2014	15,722	$4.88	248,253	$786,499

February 1, 2014 to February 28, 2014	7,553	$4.57	255,806	$751,965

March 1, 2014 to March 31, 2014	9,000	$4.53	264,806	$711,226

	32,275	$4.71	768,865

Index
ITEM 6.	EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	May 15, 2014	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2014	By:	/S/ ANDREW S. WILSON
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