Form 10-Q
period 2014-06-30
RLJ ENTERTAINMENT, INC.
filed 2014-08-13
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on July 30, 2014:  13,263,312

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (or Quarterly Report), includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

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

All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed on March 19, 2014.  You are cautioned not to place undue reliance on such forward-looking statements.

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2014 (unaudited) and December 31, 2013

(In thousands, except share data)	June 30,	December 31,
	2014	2013
ASSETS
Cash	$3,374	$7,674
Accounts receivable, net	10,884	20,324
Inventories	13,173	15,589
Investments in content, net	81,031	81,641
Prepaid expenses and other assets	2,827	2,527
Property, equipment and improvements, net	2,272	1,759
Equity investment in affiliates	24,404	25,233
Other intangible assets	17,335	19,651
Goodwill	47,066	47,066
Total assets	$202,366	$221,464
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$22,110	$32,331
Accrued royalties and distribution fees	42,320	43,309
Deferred revenue	3,317	4,402
Debt, net of discount	70,357	76,264
Production loan	11,023	1,294
Deferred tax liability	1,814	1,814
Stock warrant liability	4,801	4,123
Total liabilities	155,742	163,537

Equity:
Common stock, $0.001 par value, 250 million shares authorized, 13,724,756 shares issued and 13,270,499 shares outstanding at June 30, 2014 and 13,700,862 shares issued and outstanding at December 31, 2013	13	13
Additional paid-in capital	87,394	86,938
Accumulated deficit	(41,683)	(29,334)
Accumulated other comprehensive income	900	310
Treasury shares, at cost, 454,257 shares at June 30, 2014 and zero at December 31, 2013	—	—
Total equity	46,624	57,927
Total liabilities and equity	$202,366	$221,464

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013

Revenues	$32,083	$34,286	$62,355	$74,592
Cost of sales	22,168	36,144	46,372	63,880
Gross profit (loss)	9,915	(1,858)	15,983	10,712

Selling expenses	6,264	5,602	12,037	11,649
General and administrative expenses	4,680	6,592	9,843	12,267
Depreciation and amortization	1,434	1,494	2,957	2,920
Total selling, general and administrative expenses	12,378	13,688	24,837	26,836
LOSS FROM OPERATIONS	(2,463)	(15,546)	(8,854)	(16,124)

Equity earnings of affiliates	1,045	911	1,350	1,560
Interest expense, net	(1,965)	(1,882)	(3,965)	(4,008)
Other income (expense)	1,485	158	(192)	(919)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,898)	(16,359)	(11,661)	(19,491)
Provision for income taxes	(380)	(585)	(688)	(1,011)
NET LOSS	$(2,278)	$(16,944)	$(12,349)	$(20,502)

Net loss per common share:
Basic and diluted	$(0.18)	$(1.36)	$(0.99)	$(1.65)

Weighted average shares outstanding:
Basic and diluted	12,494	12,442	12,474	12,442

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2014 and 2013

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Net loss	$(2,278)	$(16,944)	$(12,349)	$(20,502)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	481	106	590	(575)
Total comprehensive loss	$(1,797)	$(16,838)	$(11,759)	$(21,077)

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2014 and 2013

	Common Stock				Accumulated	Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accummulated Deficit	Other Comprehensive Income	Shares	At Cost	Total Equity

Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	—	$—	$57,927
Issuance of restricted common stock for services	90	—	—	—	—	—	—	—
Forfeiture of restricted common stock	(78)	—	—	—	—	12	—	—
Forfeiture of founder shares	(442)	—	—	—	—	442	—	—
Stock-based compensation	—	—	456	—	—	—	—	456
Foreign currency translation	—	—	—	—	590	—	—	590
Net loss	—	—	—	(12,349)	—	—	—	(12,349)

Balance at June 30, 2014	13,271	$13	$87,394	$(41,683)	$900	454	$—	$46,624

	Common Stock				Accumulated	Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Shares	At Cost	Total Equity

Balance at January 1, 2013	13,378	$13	$86,133	$1,743	$155	—	$—	$88,044
Issuance of Restricted common stock for services	52	—	—	—	—	—	—	—
Stock-based compensation	—	—	151	—	—	—	—	151
Foreign currency translation	—	—	—	—	(575)	—	—	(575)
Net loss	—	—	—	(20,502)	—	—	—	(20,502)

Balance at June 30, 2013	13,430	$13	$86,284	$(18,759)	$(420)	—	$—	$67,118

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(In thousands)	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,349)	$(20,502)
Adjustments to reconcile net loss to net cash:
Equity earnings in affiliates	(1,350)	(1,560)
Amortization of content, including impairments	26,068	36,588
Depreciation and amortization	2,957	2,920
Foreign currency exchange (gain) loss	(523)	1,774
Fair value adjustment of stock warrant liability	678	(802)
Non-cash interest expense	1,842	584
Stock-based compensation expense	456	151
Changes in assets and liabilities:
Accounts receivable, net	9,516	1,669
Inventories	2,456	7,793
Investments in content, net	(26,151)	(27,930)
Prepaid expenses and other assets	(15)	183
Accounts payable and accrued liabilities	(10,318)	(1,946)
Deferred revenue	(1,094)	(552)
Net cash used in operating activities	(7,827)	(1,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,141)	(28)
Dividends received from affiliate	2,947	4,005
Net cash provided by investing activities	1,806	3,977
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	10,398
Repayments of borrowings under revolving credit facility	—	(3,000)
Proceeds from production loan	9,392	191
Repayment of debt	(7,750)	(10,452)
Net cash provided by (used in) financing activities	1,642	(2,863)
Effect of exchange rate changes on cash	79	(530)
NET DECREASE IN CASH:	(4,300)	(1,046)
Cash at beginning of period	7,674	4,739
Cash at end of period	$3,374	$3,693
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,483	$2,608
Income taxes	$53	$253

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (or RLJE) is a company with a direct presence in North America, the United Kingdom and Australia and sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd  (or RLJE Ltd).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its consolidated subsidiaries, unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We acquire content rights in various categories including: British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license rights to third-party programs.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  Our owned content includes Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the works of Agatha Christie.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, (IP Licensing segment) as well as our fitness offerings; (2) wholesale exploitation through partners covering broadcast/cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3)  direct relations with consumers via proprietary e-commerce, catalog, and subscription-based video on demand (or SVOD) channels (Direct-to-Consumer segment).

Our wholesale partners are broadcast, digital outlets and major retailers in the U.S., Canada, United Kingdom (or U.K.) and Australia, including, among others, DirectTV, Showtime, BET, PBS, Netflix, Amazon, Hulu, Walmart, Target, Costco, Barnes & Noble, HMV and iTunes.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and catalogs and our proprietary SVOD channels, AcornTV and Acacia TV, which was launched in January 2014.  In June 2014, we launched our urban content SVOD channel.  We also plan to develop other audience-based, premium SVOD channels.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our management views the operations of RLJE based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property (or IP) rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (including cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors such as DirectTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digital streaming channels.

During the first quarter of 2014, we changed the names of a few of our subsidiaries.  A summary of the name changes are as follows:

Former Subsidiary Name	New Subsidiary Name
Acorn Productions Limited (or APL)	RLJ Entertainment Ltd (or RLJE Ltd)
Acorn Productions (UK) Limited	Acorn Productions Ltd
Acorn Media UK Limited (or Acorn UK)	RLJE International Ltd (or RLJE U.K.)

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q (or Form 10-Q) and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business in which a disproportionate amount of sales occur in the fourth quarter, and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 19, 2014 (or the 2013 Form 10-K).  Our significant accounting policies are included in our 2013 Form 10-K within Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements.  As of June 30, 2014, no material changes to our significant accounting policies disclosed in our 2013 Form 10-K have been made.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting and Reporting Pronouncements Adopted

Since the filing of our 2013 Form 10-K, there were no new accounting pronouncements adopted.  A summary of the accounting pronouncement issued but, not required to be adopted for the preparation of our current financial statements is as follows:

On May 28, 2014, the Financial Accounting Standards Board issued accounting standard update (or ASU) No. 2014-09, Revenue from Contracts with Customers (or ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for RLJE on January 1, 2017. Early application is not permitted. The standard permits the use of one of three transition methods. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We are also assessing the transition methods available to implement this new accounting standard.  This update could impact the timing and amounts of revenue recognized within our consolidated financial statements.

Earnings Per Share Presentation

During the first quarter of 2014, we changed our presentation of our earnings per share (or EPS) by excluding our restricted common stock from the calculation, and as a result, we removed our two-class method presentation of EPS per Accounting Standards Codification (or ASC) 260, Earnings Per Share.  This change was determined because our restricted common stock is not obligated to fund our reported net losses.  We also removed 898,438 founder shares from unrestricted common stock for the periods ended June 30, 2013, as these shares could be forfeited in future periods (see Note 8, Equity).  For the three and six month periods ended June 30, 2013, the unrestricted weighted average shares outstanding was reduced by 898,438 founder shares and the loss per share for unrestricted common stock increased to $(1.36) per share from $(1.27) per share for the three months ended June 30, 2013 and $(1.65) per share from $(1.53) per share for the six months ended June 30, 2013.  We have assessed this change in presentation for materiality and determined this change is not material to our consolidated financial statements.

Reclassifications

Some balances within our consolidated financial statements have been reclassified to conform to the current presentation.  We reclassified certain expenses which had been reported in previous periods within our Wholesale segment to Corporate.  Also, beginning in 2014, we began reporting depreciation and amortization as a separate line item within our segment tables.

NOTE 2.	SEGMENT INFORMATION

In accordance with the requirements of the ASC 280, Segment Reporting, selected financial information regarding our reportable business segments - IP Licensing, Wholesale, and Direct-to-Consumer - are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment includes our investment in ACL.  Our Wholesale segment consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channels.

Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL. Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and include costs associated RLJE’s corporate functions such as finance and accounting, human resources, legal and our information technology departments.  Interest expense, other income (expense) and provision for income tax are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the segments for the three month periods ended June 30, 2014 and 2013:

(In thousands)	Three Months Ended June 30, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$—	$23,424	$8,659	$—	$32,083
Operating costs and expenses (1)	(327)	(19,278)	(10,489)	(3,018)	(33,112)
Depreciation and amortization	(30)	(126)	(994)	(284)	(1,434)
Share in ACL earnings	1,045	—	—	—	1,045
Segment contribution	$688	$4,020	$(2,824)	$(3,302)	$(1,418)

(1)	Certain reclassifications have been made during the second quarter of 2014 to allocate costs between our segments for the year-to-date period of 2014. Corresponding reclassifications were made to the prior period presentations.

(In thousands)	Three Months Ended June 30, 2013
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$411	$26,890	$6,985	$—	$34,286
Operating costs and expenses	(688)	(37,100)	(7,772)	(2,778)	(48,338)
Depreciation and amortization	(22)	(474)	(994)	(4)	(1,494)
Share in ACL earnings	911	—	—	—	911
Segment contribution	$612	$(10,684)	$(1,781)	$(2,782)	$(14,635)

During the second quarter of 2013, we recognized additional operating costs and expenses of approximately $10.5 million, which was primarily recognized within our Wholesale segment as follows:  $4.6 million when management entered into an early termination of a feature film content output deal, increased reserves for inventory and content impairments in the aggregate of approximately $3.4 million, primarily attributable to costs associated with transitioning of the Madacy product line, and incurred increased integration costs from a distributor when we combined our Image and Acorn operations of $1.1 million and $1.4 million associated with certain severance agreements entered into. The Wholesale revenue for the three months ended June 30, 2014 includes $852,000 of revenue that resulted from the correction of an immaterial error in our marketing development fund liabilty estimate at March 31, 2014.

The following tables summarize the segments for the six month periods ended June 30, 2014 and 2013:

(In thousands)	Six Months Ended June 30, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$13	$44,774	$17,568	$—	$62,355
Operating costs and expenses (1)	(510)	(41,461)	(19,865)	(6,416)	(68,252)
Depreciation and amortization	(55)	(791)	(1,784)	(327)	(2,957)
Share in ACL earnings	1,350	—	—	—	1,350
Segment contribution	$798	$2,522	$(4,081)	$(6,743)	$(7,504)

(1)	Certain reclassifications have been made during the second quarter of 2014 to allocate costs between our segments for the year-to-date period of 2014. Corresponding reclassifications were made to the prior period presentations.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Six Months Ended June 30, 2013
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$8,024	$50,724	$15,844	$—	$74,592
Operating costs and expenses	(7,149)	(57,967)	(17,195)	(5,485)	(87,796)
Depreciation and amortization	(43)	(967)	(1,899)	(11)	(2,920)
Share in ACL earnings	1,560	—	—	—	1,560
Segment contribution	$2,392	$(8,210)	$(3,250)	$(5,496)	$(14,564)

In March of 2013, our IP Licensing segment released Foyle’s War 8 and recognized $8.0 million in revenues and related amortization costs during the six months ended June 30, 2013.  Our IP Licensing segment did not have a similar release thus far in 2014.  Currently, Foyle’s War 9 is expected to be released in the third quarter of 2014.

Included in our Wholesale segment contribution for the six months ended June 30, 2014 is a loss of $3.1 million incurred during the sell-off period under a feature film output deal that was recognized in the first quarter of 2014.  For the six months ended June 30, 2013, our Wholesale segment recognized certain expenses and charges aggregating to approximately $10.5 million, which were recorded during the second quarter of 2013 as disclosed above.

A reconciliation of total segment contribution to loss before provision for income taxes is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total segment contribution (loss)	$(1,418)	$(14,635)	$(7,504)	$(14,564)
Interest expense	(1,965)	(1,882)	(3,965)	(4,008)
Other income (expense)	1,485	158	(192)	(919)
Loss before provision for income taxes	$(1,898)	$(16,359)	$(11,661)	$(19,491)

Total assets for each segment primarily include accounts receivable, inventory, investments in content, goodwill, other intangible assets and equity investment in affiliate.  The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	June 30,	December 31,
	2014	2013

IP Licensing	$37,834	$36,127
Wholesale	145,685	162,162
Direct-to-Consumer	13,807	15,964
Corporate	5,040	7,211
	$202,366	$221,464

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill by segment is as follows:

(In thousands)	June 30,	December 31,
	2014	2013

Wholesale	$44,230	$44,230
Direct-to-Consumer	2,836	2,836
	$47,066	$47,066

NOTE 3.	EQUITY EARNINGS IN AFFILIATE

In February 2012, we acquired 64% of ACL’s outstanding stock.  We account for the investment in ACL using the equity method of accounting because (1) we are only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

The following summarized financial information is derived from unaudited financial statements of ACL:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$4,353	$8,476	$6,750	$16,987
Film cost amortization	(1,261)	(5,510)	(1,901)	(11,526)
General, administrative and other expenses	(759)	(800)	(1,623)	(1,488)
Income from operations	2,333	2,166	3,226	3,973
Net income	$1,867	$1,668	$2,564	$2,897

ACL’s functional currency is the British Pound Sterling.  Amounts have been translated from British Pound to U.S. Dollar using the average exchange rate for the periods presented.  The above operating results of ACL do not include step-up basis amortization resulting from the Business Combination.

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable are primarily derived from (1)  the sales of physical content (DVDs) to retailers and certain resellers, (2) direct-to-consumer, e-commerce, catalog and download-to-own sales of content and other merchandise, or both, and (3) the licensing of content to broadcast, cable/satellite providers and digital subscription platforms including AcornTV, Netflix and Amazon.  Our accounts receivable typically trends with retail seasonality.

(In thousands)	June 30,	December 31,
	2014	2013

Wholesale	$14,239	$30,966
IP Licensing	—	—
Direct-to-Consumer	675	67
Accounts receivable before allowances and reserves	14,914	31,033
Less: reserve for returns	(3,875)	(10,690)
Less: allowance for doubtful accounts	(155)	(19)
Accounts receivable, net	$10,884	$20,324

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale receivables are primarily billed and collected by our U.S. and U.K. distribution partners and include certain adjustments for receivables previously settled.  Each quarter, our distribution partners preliminarily settle our wholesale receivables assuming a timing lag on collections and an average return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payable and receivables between us and our distribution partners.  Amounts vary and tend to be seasonal following our sales activity.  As of June 30, 2014 and 2013, we owed our distribution partners $9.0 million and $6.5 million, respectively, for receivables settled as of periods end.  Because our distribution partners have the right to offset our obligation to repay any over advances due them against receivables that will be collected on our behalf in the future, over advances are recorded against the Wholesale receivables.  As of December 31, 2013, our distribution partners owed us $700,000 for receivables settled as of year-end.

NOTE 5.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	June 30,	December 31,
	2014	2013

Packaged discs	$10,103	$11,340
Packaging materials	1,273	1,873
Other merchandise (1)	1,797	2,376
Inventories	$13,173	$15,589

(1)	Other merchandise primarily consists of gifts, jewelry, and home accents purchased from third-parties.

During the three and six months ended June 30, 2014 and 2013, we incurred impairment charges associated with our inventories due to adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  Impairment charges for the three months ended June 30, 2014 and 2013 were $515,000 and $4.8 million, respectively, and for the six months ended June 30, 2014 and 2013, they were $1.2 million and $5.0 million, respectively.  Inventory impairments are included in the cost of sales.

NOTE 6.	INVESTMENTS IN CONTENT

	June 30,	December 31,
(In thousands)	2014	2013

Released	$63,505	$66,527
Completed, not released	5,677	10,387
In-production	11,849	4,727
Investments in content, net	$81,031	$81,641

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  For the three months ended June 30, 2014 and 2013, impairment charges were $204,000 and $2.6 million, respectively.  For the six months ended June 30, 2014 and 2013, impairment charges were $1.3 million and $3.2 million, respectively.  Impairments are included in cost of sales.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the fair value of content (Note 10, Fair Value Measurements), we employ a discounted cash flows (or DCF) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

NOTE 7.	DEBT

Debt consists of the following:

(In thousands)	Maturity Date	Interest Rate	June 30, 2014	December 31, 2013

Revolving credit facility	October 3, 2017	Prime + 5% or LIBOR + 6%	$14,949	$14,949

Senior term notes:
Term loan – A	October 3, 2017	Prime or LIBOR + 4.5% - 5.5%	15,636	20,476
Term loan – B	April 3, 2018	Prime or LIBOR + 6.25% - 7.25%	9,377	12,287
Term loan – C	April 3, 2018	Prime or LIBOR + 9.25% - 10.25%	15,761	15,517
Principal balance outstanding			40,774	48,280
Less: debt discount			(1,400)	(2,007)
Total senior-term notes			39,374	46,273

Subordinated notes payable to prior Image shareholders	October 3, 2018	12%	16,034	15,042
Debt, net of discount			70,357	76,264

Subordinated production loan – Foyle's War	November 8, 2014	LIBOR + 2.15%	11,023	1,294
Debt			$81,380	$77,558

At June 30, 2014 and December 31, 2013, the carrying value of our debt approximates its fair value due to the relative short-term maturities of the debt, their interest rate approximates market rates, or both.

Credit Facility

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain of its subsidiaries (collectively, the Borrowers) entered into a Credit Agreement (the Credit Facility) with certain lenders and SunTrust, N.A., as Administrative Agent. The Credit Facility includes a five-year $15.0 million revolving credit facility and three tranches of senior term loans totaling $55.0 million.  The obligations under the Credit Facility are secured by a lien on substantially all of the Borrowers’ assets.  On November 6, 2013, we entered into the Second Amendment with respect to the Credit Facility which increased the Credit Facility’s maximum permitted Leverage Ratios (as defined in the Credit Facility) through December 31, 2014.  At June 30, 2014, we are in compliance with all of the leverage ratios required by the Credit Facility.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, we had borrowings outstanding of approximately $14.9 million under the revolving facility and there was no borrowing capacity under the revolving facility.

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

Future minimum principal payments under the Credit Facility as of June 30, 2014 are as follows:

(In thousands)	Senior Notes	Revolving Credit Facility	Total

2014	$8,500	$—	$8,500
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
2018	15,761	—	15,761
	$40,774	$14,949	$55,723

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  During the second quarter of 2014, interest was due of $992,000 and added to the principal balance of these notes.  At June 30, 2014, our principal balance due pursuant to these notes was $16.0 million.

In October 2013, we began our production of the next franchise series of Foyle’s War.  Acorn Productions Limited, and Acorn Global Enterprises Limited, both wholly-owned subsidiaries of RLJE Ltd, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  This facility is substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property will become secured collateral of our senior credit facility once the production loan is fully paid and settled.  At June 30, 2014, our principal balance due pursuant to these notes was $11.0 million.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	EQUITY

Founder and Treasury Shares

As of June 30, 2014, our common shares outstanding are 456,405 shares held by certain founding shareholders as part of the initial public offering of RLJE.  These shares will be returned to the Company over a period ending October 2014, if certain stock price targets are not achieved.  During the three months ended June 30, 2014, an additional 442,031 shares were forfeited.  As shares are forfeited, they are held by RLJE as treasury stock.

During the three months ended June 30, 2014, there were 12,226 shares forfeited by employees who resigned that were unvested restricted stock awards, which are being held as treasury stock.  Treasury shares are available to RLJE for future grants or issuances as the Company may elect.

Stock Based Compensation

Compensation expense relating to the restricted stock awards for the three months ended June 30, 2014 and 2013 was $421,000 and $77,000, respectively, and for the six months ended June 30, 2014 and 2013 stock based compensation was $456,000 and $151,000, respectively.  Compensation expense related to restricted stock awards is included in general and administrative expenses.

During the six months ended June 30, 2014, 90,138 shares of restricted stock were granted, 61,202 shares were vested and 78,470 shares were forfeited.  Of the 90,138 shares granted in 2014, 59,000 shares were granted to executive officers, 5,638 shares to directors and 25,500 shares were granted to other members of management.  Of the 78,470 shares forfeited, 66,244 shares of restricted stock were forfeited based upon the failure to achieve the 2013 performance criteria and the remainder of the forfeitures were due to employee resignations.  The shares granted during 2014, were fair valued on the date of grant with a range of $4.60 - $5.01 per share, for a total value of approximately $417,000.

A summary of the activity since December 31, 2013 is as follows:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at December 31, 2013	188	$5.38	135	$5.15
Granted	29	4.68	61	4.60
Vested	(61)	4.27	—	—
Forfeited	(4)	5.29	(74)	5.17
Nonvested shares at June 30, 2014	152	$5.71	122	$4.86

The restricted shares granted during the six months ended June 30, 2014 will vest and be expensed over a 13 month period for executive management and other management while the restricted shares granted to a director will vest in August 2014.  The vesting of restricted shares is subject to the achievement of certain service criteria, performance criteria, or both.  As of June 30, 2014, there is $399,000 of unamortized compensation that will vest solely on completion of future services over the next 24 months.  As of June 30, 2014, there is $261,000 of unamortized compensation that will vest based on achieving certain performance criteria through July 2016.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity for the period of January 1 through June 30, 2013 is as follows:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at December 31, 2012	38	$7.98	—	$—
Granted	26	3.72	26	3.72
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested shares at June 30, 2013	64	$6.27	26	$3.72

During the six months ended June 30, 2013, 52,631 shares of restricted stock were granted.  All of the shares granted in 2013, were granted to an executive officer.  The shares granted during 2013, were fair valued on the date of grant a $3.72 per share, for a total value of approximately $196,000.

NOTE 9.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	June 30, 2014
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525
Sponsor warrants	6,667
Unregistered warrants	1,850
	21,042	$12.00	3.25 years

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

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrants as of June 30, 2014 was $4.8 million.  The valuation of the registered warrants is a Level 3 measurement.  The warrants had been traded on the over-the-counter market and previously were reported as a Level 1 measurement but, due to the lack of trade activity during the second quarter of 2014, the warrant valuation for registered warrants was transferred to Level 3 and valued in the same manner of the Sponsor and unregistered warrants.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the other warrants is a Level 3 measurement.  The decrease in the fair value of the warrants for the three months ended June 30, 2014 and 2013 was $1.1 million and $598,000, respectively.  The increase (decrease) in the fair value of the warrants for the six months ended June 30, 2014 and 2013 of $678,000 and ($802,000), respectively.  The changes in the fair value of the warrants are included as a component of other income.

NOTE 10.	FAIR VALUE MEASUREMENTS

The following tables represent RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	June 30, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability	$—	$—	$4,801	$4,801

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability	$2,630	$—	$1,493	$4,123

The following tables include a roll-forward of liabilities classified within Level 1 and Level 3:

(In thousands)	Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value hierarchy	(2,755)	—	2,755	—
Change in fair value of warrant liability	125	—	553	678
Warrant liability	$—	$—	$4,801	$4,801

(In thousands)	Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324
Change in fair value of warrant liability	(500)	—	(302)	(802)
Warrant liability	$2,255	$—	$1,267	$3,522

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement of assets and liabilities is classified in the tables below:

(In thousands)	Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$9,649	$9,649	$1,323

(In thousands)	Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$5,345	$5,345	$3,227

During the six months ended June 30, 2014 and 2013, the investments in content were written down by $1.3 million and $3.2 million, respectively, as a result of a change in fair value.  In determining the fair value, we employ a DCF methodology with assumptions for cash flows.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11.	NET LOSS PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the three and six months ended June 30, 2014 and 2013:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted:

Net loss	$(2,278)	$(16,944)	$(12,349)	$(20,502)

Denominator - basic and diluted:
Weighted-average common shares outstanding – basic	12,494	12,442	12,474	12,442
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	12,494	12,442	12,474	12,442

Net loss per common share:
Basic and diluted	$(0.18)	$(1.36)	$(0.99)	$(1.65)

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have outstanding warrants to acquire 21,041,667 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.  For the three and six months ended at June 30, 2014, we have weighted average outstanding shares of approximately 985,000 and 1,109,000, respectively, of restricted common stock, which includes 456,407 shares held by certain founding shareholders (See Note 8, Equity), that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the three and six months ended June 30, 2013, we have weighted average outstanding shares of approximately 948,000 and 942,000 shares, respectively of restricted common stock, which includes 898,438 shares held by certain founding shareholders (See Note 8, Equity), that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.

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

Equity Investments in Affiliates

All of ACL’s staff is employed by RLJE Ltd.  ACL was charged overhead and personnel costs for the three months ended June 30, 2014 and 2013, of approximately $457,000 and $493,000, respectively, and for the six months ended June 30, 2014 and 2013, of approximately $1.1 million and $943,000, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to RLJE Ltd of $1.9 million and $2.2 million during the three months ended June 30, 2014 and 2013, respectively, and $2.9 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.  Dividends received were recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses as a component of other expense on amounts related to monies lent, including intercompany balances, by Acorn Media to RLJE Ltd and RLJE Australia.  As of June 30, 2014, Acorn Media had lent its U.K. subsidiaries approximately $15.5 million and its Australian subsidiary approximately $3.5 million.   Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian Dollar) of those subsidiaries’ that were lent the monies will result in foreign currency gains and losses. During the three months ended June 30, 2014 and 2013, we recognized a gain of $367,000 and a loss of $413,000, respectively, and during the six months ended June 30, 2014 and 2013, we recognized a gain of $523,000 and a loss of $1.8 million, respectively.

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligations were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC became the account creditor with respect to these accounts, but the accounts have not been otherwise modified, and the vendor continued to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.  These purchased liabilities are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets.

RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RLJ SPAC Acquisition, LLC

Mr. Robert L. Johnson through his company, RLJ SPAC Acquisition, LLC announced his intention to purchase up to $2.0 million of our outstanding common stock from time to time over a 24-month period beginning June 19, 2013. Any purchases will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations.

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

OVERVIEW

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd  (or RLJE Ltd).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries, unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

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

We acquire content rights in various categories, with particular focus on British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license a wide set of rights to third-party vendors.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, in addition to fitness titles through our Acacia brand.  We have a total library of approximately 5,300 titles, segmented into genre-based brands such as Acorn (British drama and mystery television), Image (action, thriller and horror feature films and stand-up comedy), One Village (urban), Acacia (fitness), Athena (life-long learning documentaries) and Madacy (uniquely packaged collections of historical footage and films).  Our owned content includes 28 Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the vast majority of the works of Agatha Christie.  We exploit this content across multiple platforms, including broadcast and cable; and digital distribution formats such as download-to-own, download-to-rent, subscription video on demand (or SVOD), and free video on demand (or FVOD); DVD and Blu-ray retail and online e-commerce; and international licensing and sales.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3) direct relations with consumers via proprietary e-commerce, catalog, and SVOD channels (Direct-to-Consumer segment).

Index
RLJE Ltd  manages our British drama co-productions, including Foyle’s War, one of our most successful Acorn television series, and the intellectual property rights owned by ACL including all the TV/film and publishing revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films. ACL has also recently commissioned a new writer to expand the Agatha Christie library content with a new book title.

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

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and catalogs and our proprietary SVOD channels, AcornTV and Acacia TV, which was launched in January 2014.  As of June 30, 2014, AcornTV had over 89,000 subscribers.  In June 2014, we started a beta test launch of a new SVOD channel for our urban content at https://urbanmoviechannel.com in conjunction with our planned strategic investment in SVOD during 2014.  In response to the strategic opportunity brought by the convergence of television and the internet, we will continue to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infra-structure for AcornTV.  We also plan to develop other audience-based, premium SVOD channels.

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

Index
FINANCIALHIGHLIGHTS

Highlights and significant events for the three and six months ended June 30, 2014 and 2013 are as follows:

▪	Revenues declined by $2.2 million and $12.2 million when comparing the three and six months ended June 30, 2014 and 2013, respectively, while gross margins significantly improved to 30.9% and 25.6%, respectively. The decline in revenues is primarily due to year-over-year changes in the release slate, and in particular our Foyle’s War franchise, and revenues from a terminated feature film output deal that we terminated effective March 31, 2014. Foyle’s War 8 was released in the first quarter of 2013 and we had no comparable release in the first six months of 2014. We plan to release Foyle’s War 9 in the third quarter of 2014. Excluding the terminated feature film output deal revenues from 2013, revenues grew $5.3 million or 19.9% for the three months ended June 30, 2014.

▪	Costs of goods sold (or COGS) decreased in 2014 compared to 2013 mostly due to lower amortization costs resulting from lower revenues and significant impairment and other charges taken in 2013.

▪	The Company completed the sell-off period in the first quarter of 2014 for a terminated feature film output deal, which will be accretive to our gross margins in future periods since historically the margins realized in previous periods were minimal and at times negative under this terminated output deal.

▪	Selling, general and administrative expenses (or SG&A) declined when comparing the three and six months ended June 30, 2014 to the same periods in 2013. The decline in SG&A is mostly attributed to the synergistic savings from integrating the combination of the two companies, over the last year.

RESULTS OF OPERATIONS

Our unaudited consolidated financial information for the three and six months ended June 30, 2014 and 2013, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K filed on March 19, 2014 (or 2013 Form 10-K).

A summary of our results of operations for the three and six months ended June 30, 2014 and 2013, as disclosed in our consolidated financial statements in Item 1, Financial Statements, herein referred to as our “consolidated financial statements” are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Revenues	$32,083	$34,286	$62,355	$74,592
Costs of sales	22,168	36,144	46,372	63,880
Gross profit (loss)	9,915	(1,858)	15,983	10,712
Selling, general and administrative expenses	12,378	13,688	24,837	26,836
Loss from operations	(2,463)	(15,546)	(8,854)	(16,124)
Equity earnings of affiliates	1,045	911	1,350	1,560
Interest expense, net	(1,965)	(1,882)	(3,965)	(4,008)
Other income (expense)	1,485	158	(192)	(919)
Provision for income taxes	(380)	(585)	(688)	(1,011)
Net loss	$(2,278)	$(16,944)	$(12,349)	$(20,502)

Index
Revenue

A summary of net revenues by segment for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Wholesale:
U.S.	$20,421	$23,506	$37,557	$44,396
Terminated Image output deal	––	(7,536)	1,059	(10,796)
U.S. excluding output deal	20,421	15,970	38,616	33,600
International	3,003	3,384	7,217	6,328
Total Wholesale	23,424	19,354	45,833	39,928

Direct-to-Consumer:
Ecommerce Catalog U.S.	7,389	6,196	14,865	14,132
Proprietary Digital Channels	860	199	1,606	379
International Ecommerce	410	590	1,097	1,333
Total Direct-to-Consumer	8,659	6,985	17,568	15,844

Intellectual Property	––	411	13	8,024

Total revenues by segment excluding terminated output deal revenues	32,083	26,750	63,414	63,796

Terminated output deal revenues	––	7,536	(1,059)	10,796
Total Revenues	$32,083	$34,286	$62,355	$74,592

Revenue decreased $2.2 million for the three months ended June 30, 2014 compared to 2013.  The decrease in revenue for the second quarter of 2014 was primarily driven by a decrease in revenue in our Wholesale segment, which declined by $3.5 million.  This decline is attributed to the feature film output deal we terminated in the third quarter of 2013.  Wholesale revenue recognized from the terminated feature film output deal was zero and $7.5 million for the three months ended June 30, 2014 and 2013, respectively.  Excluding this terminated output deal, Wholesale revenue increased $4.1 million or 21.0% year-over-year, driven by a 17.6% increase in Wholesale revenue from the Image content line and a 57.7% increase from Acorn U.S. branded content.  The Direct-to-Consumer segment increased $1.7 million in revenue when comparing the three-month period ended June 30, 2014 to 2013.  The increase in revenue in the Direct-to-Consumer segment was due to an increase in catalog sales of $1.2 million and revenue growth from the proprietary SVOD channels, primarily AcornTV, which generated increased revenue of $661,000 or 332.2%.  AcornTV paid subscribers has increased from 24,000 in June 2013 to 89,000 as of June 30, 2014.

Revenue decreased $12.2 million for the six months ended June 30, 2014 compared to 2013.  The decrease in revenue was primarily driven by two items: (1) a decrease in revenue in our IP Licensing segment, which declined by $8.0 million and (2) a decrease in Wholesale revenue of $10.8 million from the terminated output deal.  The decline in our IP Licensing segment occurred due to the timing of the release of Foyle’s War 8, which occurred during the three months ended March 31, 2013, and contributed the majority of the IP Licensing revenues for 2013.  Currently, Foyle’s War 9 is expected to be released in the third quarter of 2014.

Index
The Wholesale segment’s revenue declined by $6.0 million when comparing the six months ended June 30, 2014 to 2013.  This decline is mostly attributed to the termination of the aforementioned feature film output deal, which was terminated in in the third quarter of 2013 and whose sell-off period ended on March 31, 2014.  Excluding the impact of sales under the terminated output deal, Wholesale revenue increased $5.9 million or 14.8% year-over-year, driven by a 17.8% increase in the Image content line and a 9.2% increase in the Acorn branded content.  In addition, the Wholesale segment during the six-months ended June 30, 2014, had three significant feature films released, which generated increased revenues versus on two feature films released during the same period in 2013.

For the six months ended June 30, 2014, Direct-to-Consumer revenue increased $1.7 million compared to the same period in 2013.  This increase in revenue is attributed to the growth in our proprietary digital networks with revenues of $1.6 million for the six months ended June 30, 2014 compared to $379,000 for the six months ended June 30, 2013.  As of June 30, 2014, the subscribers for AcornTV have grown by 58.1% to approximately 89,000 subscribers since December 31, 2013.

Cost of Goods Sold (“COGS”)

A summary of COGS by segment for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

IP Licensing	$––	$358	$––	$6,449
Wholesale	17,210	31,608	35,659	47,725
Direct-to-Consumer	4,958	4,178	10,713	9,706
COGS by segment	$22,168	$36,144	$46,372	$63,880

COGS decreased by $14.0 million to $22.2 million for the three months ended June 30, 2014, compared to the same period in 2013. The decrease in COGS is primarily attributed to a decline in the Wholesale segment’s COGS, which declined by $14.4 million when comparing the three-month periods ended June 30, 2014 to 2013.  The decrease in Wholesale’s COGS corresponds to the decrease in revenue related to the termination of the aforementioned feature film output deal and increased impairment and other charges recognized during the second quarter of 2013 as follows:

▪	Management entered into an early termination of a content output deal pursuant to which we recognized COGS of zero and $10.7 million during the three months ended June 30, 2014 and 2013, respectively;

▪	Increased reserves for inventory and content impairments in 2013 in the aggregate of approximately $3.4 million, primarily attributable to costs associated with transitioning of the Madacy content line; and

▪	Increased charges in 2013 of $1.1 million associated with increased returns from a distributor as we integrated our Image and Acorn operations post Business Combination.

In addition, the IP Licensing segment’s COGS declined by $358,000 while the Direct-to-Consumer segment COGS increased by $780,000 when comparing the three months ended June 30, 2014 to 2013.  The decline in the IP Licensing segment is due to the release of Foyle’s War 8 in the first quarter of 2013 versus the expected release of Foyle’s War 9 in the third quarter of 2014.  The increase in COGS for the Direct-to-Consumer segment is due to increased revenue and costs associated with the soft launch of the urban digital channel during the second quarter of 2014.

Index
Our gross margin for the three months ended June 30, 2014 was 30.9% compared to -5.4% for 2013.  The increased gross margin in 2014 is the result of (i) changes implemented in management’s investment criteria for content acquisitions, which requires an estimated return on investment threshold of at least 20%, (ii) the termination of the feature film output deal, and (iii) the impact of certain aforementioned charges and impairments that were incurred in 2013, which did not repeat in 2014.  Excluding the impact of these 2013 charges and the margins recognized from the terminated feature film output deal and the initial release of Foyle’s War 8, we realized gross margins of 30.9% and 19.2% for the three months ended June 30, 2014 and 2013, respectively.  Our year-over-year gains are a result of a greater mix of revenue from higher margin intangible formats such as broadcast, VOD, and digital, including revenue from our digital streaming channels.

Included in our COGS is amortization from the step-up of investments in content resulting from our Business Combination on October 3, 2012. During the quarters ended June 30, 2014 and 2013, we recognized step-up amortization on our investments in content of $1.8 million and $1.6 million, respectively.  Excluding this step-up amortization and after taking into consideration the above adjustments to remove (i) the gross margins related to the terminated feature film output deal and our initial release of Folye’s War 8, and (ii) the impacts of the increased charges and impairments in 2013, our gross margins would have been 36.4% and 25.7% for the three months ended June 30, 2014 and 2013, respectively.

COGS for the six months ended June 30, 2014 was $46.4 million, a decrease of $17.5 million when comparing COGS for the same period in 2013.  This decrease is was primarily a result of a decrease in COGS in our Wholesale segment of $12.1 million and in our IP Licensing segment of $6.4 million.  The COGS in our Wholesale segment deceased primarily due to the elimination of COGS incurred pursuant to a feature film output deal that we terminated effective March 31, 2014.  For the six months ended June 30, 2014 and 2013, we incurred COGS under this terminated output deal of $2.0 million and $13.3 million.  Our Wholesale segment COGS also decreased because of those aforementioned 2013 impairment and other charges aggregating to $3.4 million primarily related to transition the Madacy content line and consolidating distributors.  The COGS in our IP Licensing segment decreased due to the release of Foyle’s War 8 during 2013 with no comparable title release in the IP Licensing segment. We expect the release of Foyle’s War 9 to occur during the third quarter of 2014.

Our gross margin increased to 25.6% from 14.4% for the six months ended June 30, 2014 and 2013, respectively.  The increase in margin was the result of (i) changes implemented in management’s investment criteria for content acquisitions, which requires an estimated return on investment threshold of at least 20%, (ii) the termination of the feature film output deal, and (iii) the impact of certain aforementioned charges and impairments that were incurred in 2013, which did not repeat in 2014.  Excluding the impact of these 2013 charges and the margins recognized from the terminated feature film output deal and the initial release of Foyle’s War 8, we realized gross margins of 29.1% and 21.7% for the six months ended June 30, 2014 and 2013, respectively.  Our year-over-year gains are a result of a greater mix of revenue from higher margin intangible formats such as broadcast, VOD, and digital, including revenue from our digital streaming channels.

Included in our COGS is amortization from the step-up of investments in content resulting from our Business Combination on October 3, 2012. During the six months ended June 30, 2014 and 2013, we recognized step-up amortization on our investments in content of $4.0 million and $2.9 million, respectively.  Excluding this step-up amortization and after taking into consideration the above adjustments to remove (i) the gross margins related to the terminated feature film output deal and our initial release of Foyle’s War 8, and (ii) the impacts of the increased charges and impairments in 2013 our gross margins would have been 33.1% and 26.3% for the six months ended June 30, 2014 and 2013, respectively.

Index
Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Selling expenses	$6,264	$5,602	$12,037	$11,649
General and administrative expenses	4,680	6,592	9,843	12,267
Depreciation and amortization	1,434	1,494	2,957	2,920
Total selling, general and administrative expenses	$12,378	$13,688	$24,837	$26,836

SG&A decreased by $1.3 million for the three-month period ended June 30, 2014, compared to the same period in 2013 and $2.0 million for the six-month period ended June 30, 2014, compared to the same period in 2013.  The decrease in SG&A is primarily related to the synergistic savings related to the combining of Acorn and Image legacy companies after the Business Combination.  During the three and six months ended June 30, 2013, $1.4 million and $2.0 million, respectively, of severance charges were incurred as part of the synergistic savings while no severance costs were incurred during the three and six months ended June 30, 2014.

Equity Earnings in Affiliates

Equity earnings in affiliates for the three and six months ended June 30, 2014 were $1.0 million and $1.4 million, respectively, as compared to $911,000 and $1.6 million for the three and six month periods ended June 30, 2013, respectively.  The decrease in equity earnings in affiliates (which is ACL) is mostly attributed to the release of the last Poirot television series and the Miss Marple television series in 2013 with no similar releases during the 2014 period.

Other Income (Expense)

Other income (expense) consists of changes in fair value of our warrant liability and foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries, which have not yet been repaid.  A decrease in our warrant liability results in the recognition of other income, while an increase in the warrant liability results in other expense.  For the three months ended June 30, 2014 and 2013, the fair value of our warrant liability decreased by $1.1 million and $598,000, respectively. For the six months ended June 30, 2014 and 2013, the fair value of our warrants increased by $678,000 and decreased by $(802,000), respectively.  Our foreign currency gains and losses are primarily impact by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. Dollar.  As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  During the 2014, the Pound has thus far increased in value relative to the Dollar, while in 2013 the Pound generally decreased in value relative to the dollar.  As a result, for the three and six months ended June 30, 2014 we recognized foreign currency gains of approximately $367,000 and $523,000 respectively, and for the three and six months ended June 30, 2013 we recognized foreign currency losses of approximately $(413,000) and $(1.8) million, respectively.

Income Taxes

We recorded income tax expense of $380,000 and $585,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $688,000 and $1.0 million for the six-month periods ended June 30, 2014 and 2013, respectively.  We incur income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 23%.  Tax provision (benefit) on our U.S. and Australian operations are minimal as we have provided a full valuation allowance on their net operating losses, which are sufficient to offset any tax obligations in the near term.

Index
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

The following table includes the reconciliation of our consolidated Adjusted EBITDA to consolidated U.S. GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Net loss	$(2,278)	$(16,944)	$(12,349)	$(20,502)

Amortization of content	11,895	19,319	26,068	36,588
Cash investment in content	(9,661)	(13,468)	(26,151)	(27,930)
Depreciation and amortization	1,434	1,494	2,957	2,920
Interest expense	1,965	1,882	3,965	4,008
Provision for income tax	380	585	688	1,011
Transactions costs and severance	—	1,379	—	2,018
Warrant liability fair value adjustment	(1,122)	(598)	678	(802)
Stock-based compensation	421	77	456	151
Adjusted EBITDA	$3,034	$(6,274)	$(3,688)	$(2,538)

Adjusted EBITDA increased by $9.3 million for the three months ended June 30, 2014 compared to the same period in 2013 and decreased by $1.2 million for the six months ended June 30, 2014.  The improvement in the three-month period ended June 30, 2014 versus 2013 is primarily driven by a decline in the net operating loss as a result of improved operational activity and gross margin, a decline in amortization of content as result of less impairment charges, and the effects of certain aforementioned charges recognized in 2013.  Adjusted EBITDA also improved during the period because of lower content investments including $3.1 million of content investments associated with the prior year feature film output deal that was terminated.

The decline in the six-months period ended June 30, 2014 versus 2013 is attributable to the decline in Adjusted EBITDA realized in the first three months of the year compared to the same period last year, offset by the increase in Adjusted EBITDA for the current quarter as disclosed above.  During the first three months of the year, our Adjusted EBITDA decreased when compared to the same period last year primarily because (1) the timing of the release of our Foyle's War franchise, and (2) negative margins recognized of approximately $3.1 million from the sell-off period from a terminated feature film output deal.

Index
BALANCE SHEET ANALYSIS

Assets

Total assets at June 30, 2014 and December 31, 2013, were $202.4 million and $221.5 million, respectively.  The decline of $19.1 million in assets is mostly attributed to a decline in accounts receivable of $9.4 million and a decline in cash of $4.3 million.  The decline in accounts receivable is primarily due to the seasonality of our business with a significant portion of our revenues being generated in the fourth quarter of each year.  The decrease in our cash balance is primarily due to increased debt service during the first six months of 2014, whereby we have made $7.8 million of principal payments on our Credit Facility.

A summary of assets by segment is as follows:

(In thousands)	June 30,	December 31,
	2014	2013

IP Licensing	$37,834	$36,127
Wholesale	145,685	162,162
Direct-to-Consumer	13,807	15,964
Corporate	5,040	7,211
	$202,366	$221,464

Liabilities and Equity

Our total liabilities as of June 30, 2014, decreased by $7.8 million to $155.7 million when compared to December 31, 2013, which is because of the decline in accounts payable of $10.2 million largely due to the seasonality of our business.  The decline in accounts payable is offset by an increase in debt for the draws from the Foyle’s War 9 production loan of approximately $9.4 million less repayments of principal on our Credit Facility of $7.8 million since December 31, 2013.

The decrease in equity of $11.3 million since December 31, 2013 is mostly attributed to the year-to-date net loss of $12.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activities is as follows:

(In thousands)	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(7,827)	$(1,630)
Net cash provided by investing activities	1,806	3,977
Net cash provided by (used in) financing activities	1,642	(2,863)
Effect of exchange rate changes on cash	79	(530)
Net decrease in cash	(4,300)	(1,046)
Cash at beginning of period	7,674	4,739
Cash at end of period	$3,374	$3,693

Index
At June 30, 2014 and December 31, 2013, our cash position was approximately $3.4 million and $7.7 million, respectively.  During the six-months ended June 30, 2014, our cash position was impacted by the following:

▪	In accordance with our Credit Facility’s second amendment as disclosed in our 2013 Form 10-K, we had accelerated principal payments with $7.8 million paid through June 30, 2014 versus the $2.0 million in the original Credit Facility with $8.5 million remaining to be paid during 2014.

▪	The legacy Image business had significant short-term vendor debts which were past due that we are in the process of paying off by making increased cash payments or modifying payment terms in the short term.

▪	The quarterly results are naturally affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer business which are 32 – 35% weighted to the 4th quarter and (c) the company generally invests more cash on content during the first half of the year.

For the six months ended June 30, 2014, we incurred a net use of cash of $7.8 million resulting from our operating activities.  The net use of cash was largely attributable management’s use of cash to payoff vendor trade payables and invest in content during a period of relative lower revenue and content amortization, offset by cash provided by increased collection on our account receivable.  During the six months ended June 30, 2014, we paid approximately $10.3 million of vendor trade payables.

Going forward from June 30, 2014, we believe that our liquidity will be positively impacted by:

▪	The anticipated profitability and increased cash flow generated in the 3rd and 4th quarter of 2014;

▪	The full realization of approximately $8.0 million in synergy changes made during 2013 that will be realized in 2014;

▪	Continued improved gross margin from the planned re-allocation of approximately $7.0 million of the $15.0 million of content capital that was made available from the terminated low margin feature film output deal; and

▪	Lower SG&A cost from tight expense management.

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

The aggregate cash used in operating activities during the six months ended June 30, 2014 was provided by our cash reserves as of December 31, 2013 and cash provided by our investing and financing activities.  During the six months ended June 30, 2014, significant factors affecting cash provided by investing and financing activities were:

▪	Dividends received from ACL ($2.9 million);

▪	Debt borrowing to finance the production of Foyle’s War 9 ($9.4 million); less

▪	Repayment of senior debt ($7.8 million); and less

▪	Capital expenditures of $1.1 million.

Capital Resources

Cash

As of June 30, 2014, we had cash of $3.4 million, as compared to $7.7 million as of December 31, 2013.

Index
Borrowing Availability

At June 30, 2014, we had no borrowing capacity under the revolving line of credit.

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

The covenants related to total debt and senior debt are predicated on the actual amounts of obligations calculated against an Adjusted EBITDA base, as defined in the Credit Facility. For covenant purposes, Adjusted EBITDA is defined as net income before income taxes and interest expense plus noncash items such as depreciation and amortization and certain other cash and noncash movements within the balance sheet.  Additional covenants restrict the level of production spending, prints and advertising spending for theatrical releases, disposal of fixed assets and entering into new lease obligations.  At June 30, 2014, we were in compliance with our financial covenants.

Future minimum principal payments under the Credit Facility as of June 30, 2014 are as follows:

(In thousands)	Senior Notes	Revolving Credit Facility	Total

2014	$8,500	$—	$8,500
2015	15,000	—	15,000
2016	1,513	—	1,513
2017	—	14,949	14,949
2018	15,761	—	15,761
	$40,774	$14,949	$55,723

Index
Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  During the second quarter of 2014, interest was due of $992,000 and added to the principal balance of these notes.  At June 30, 2014, our principal balance due pursuant to these notes was $16.0 million.

In October 2013, we began our pre-production of the next franchise series of Foyle’s War.  Acorn Productions Ltd, and Acorn Global Enterprises Limited., both wholly-owned subsidiaries of RLJE Ltd, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  This facility is substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property will become secured collateral of our Credit Facility once the production loan is fully paid and settled.  At June 30, 2014, our principal balance due pursuant to these notes was $11.0 million.

OTHER ITEMS

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Since the filing of our 2013 Form 10-K, there were no new accounting pronouncements adopted.  A summary of the accounting pronouncement issued but, not required to be adopted for the preparation of our current financial statements is as follows:

On May 28, 2014, the Financial Accounting Standards Board issued an accounting standard update (or ASU) No. 2014-09, Revenue from Contracts with Customers (or ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for RLJE on January 1, 2017. Early application is not permitted. The standard permits the use of three transition methods. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We are also assessing the transition methods available to implement this new accounting standard.  This update could impact the timing and amounts of revenue recognized within our consolidated financial statements.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 19, 2014.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2014, there have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

April 1, 2014 to April 30, 2014	17,950	$4.10	282,756	$637,652

May 1, 2014 to May 31, 2014	6,570	$3.68	289,326	$613,487

June 1, 2014 to June 30, 2014	13,297	$3.71	302,623	$564,112

	37,817	$3.89	874,705

Index
ITEM 6.	EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	August 13, 2014	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2014	By:	/S/ ANDREW S. WILSON
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