Form 10-Q
period 2014-09-30
RLJ ENTERTAINMENT, INC.
filed 2014-11-07
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of the issuer’s common stock on October 27, 2014:  13,359,086

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (or Quarterly Report), includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

▪	Our financial performance, including our ability to achieve revenue growth, gross margins, realize synergies, and earnings before income tax, depreciation, amortization, cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA);
▪	The effects of limited cash liquidity on operational growth;
▪	Our ability to satisfy financial ratios;
▪	Our ability to fund planned capital expenditures and development efforts;
▪	Our inability to gauge and predict the commercial success of our programming;
▪	Our ability to estimate sales returns;
▪	The ability of our officers and directors to generate a number of potential investment opportunities;
▪	Our ability to maintain relationships with customers, employees, suppliers and lessors;
▪	Delays in the release of new titles or other content;
▪	The effects of disruptions in our supply chain;
▪	The loss of key personnel;
▪	Our public securities’ limited liquidity and trading; or
▪	Our ability to continue to meet the NASDAQ Capital Market continuing listing standards.

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

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2014 (unaudited) and December 31, 2013

(In thousands, except share data)	September 30,	December 31,
	2014	2013
ASSETS
Cash	$8,174	$7,674
Accounts receivable, net	13,354	20,324
Inventories	12,512	15,589
Investments in content, net	67,556	81,641
Prepaid expenses and other assets	4,701	2,527
Property, equipment and improvements, net	2,568	1,759
Equity investment in affiliates	24,289	25,233
Other intangible assets	16,154	19,651
Goodwill	47,066	47,066
Total assets	$196,374	$221,464
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$26,752	$32,331
Accrued royalties and distribution fees	36,548	43,309
Deferred revenue	4,966	4,402
Debt, net of discount	81,210	76,264
Production loan	565	1,294
Deferred tax liability	1,814	1,814
Stock warrant liability	6,400	4,123
Total liabilities	158,255	163,537
Equity:
Common stock, $0.001 par value, 250 million shares authorized,13,724,756 shares issued and 13,359,086 shares outstanding at September 30, 2014 and 13,700,862 shares issued and outstanding at December 31, 2013	13	13
Additional paid-in capital	87,621	86,938
Accumulated deficit	(49,482)	(29,334)
Accumulated other comprehensive income (loss)	(33)	310
Treasury shares, at cost, 365,670 shares at September 30, 2014 and zero at December 31, 2013	—	—
Total equity	38,119	57,927
Total liabilities and equity	$196,374	$221,464

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013

Revenues	$37,123	$32,741	$99,478	$107,333
Cost of sales	28,149	24,747	74,521	88,627
Gross profit	8,974	7,994	24,957	18,706

Selling expenses	5,411	6,397	17,448	18,046
General and administrative expenses	4,710	4,560	14,553	16,827
Depreciation and amortization	1,301	1,388	4,258	4,308
Total selling, general and administrative expenses	11,422	12,345	36,259	39,181
LOSS FROM OPERATIONS	(2,448)	(4,351)	(11,302)	(20,475)

Equity earnings of affiliates	1,190	1,364	2,540	2,924
Interest expense, net	(2,508)	(2,019)	(6,473)	(6,027)
Change in fair value of stock warrants	(1,599)	(3,884)	(2,277)	(3,082)
Loss on extinguishment of debt	(1,457)	—	(1,457)	—
Other income (expense)	(1,141)	1,052	(655)	(669)
LOSS BEFORE PROVISION FOR INCOME TAXES	(7,963)	(7,838)	(19,624)	(27,329)
Benefit (provision) for income taxes	164	(670)	(524)	(1,681)
NET LOSS	$(7,799)	$(8,508)	$(20,148)	$(29,010)
Net loss per common share:
Basic and diluted	$(0.62)	$(0.68)	$(1.61)	$(2.33)

Weighted average shares outstanding:
Basic and diluted	12,557	12,442	12,502	12,442

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2014 and 2013

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Net loss	$(7,799)	$(8,508)	$(20,148)	$(29,010)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(852)	803	(343)	228
Total comprehensive loss	$(8,651)	$(7,705)	$(20,491)	$(28,782)

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2014 and 2013

	Common Stock				Accumulated	Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Shares	At Cost	Total Equity
Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	—	$—	$57,927
Issuance of restricted common stock for services	190	—	—	—	—	(166)	—	—
Forfeiture of restricted common stock	(83)	—	—	—	—	83	—	—
Forfeiture of founder shares	(449)	—	—	—	—	449	—	—
Stock-based compensation	—	—	683	—	—	—	—	683
Foreign currency translation	—	—	—	—	(343)	—	—	(343)
Net loss	—	—	—	(20,148)	—	—	—	(20,148)
Balance at September 30, 2014	13,359	$13	$87,621	$(49,482)	$(33)	366	$—	$38,119

	Common Stock				Accumulated	Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Shares	At Cost	Total Equity
Balance at January 1, 2013	13,378	$13	$86,133	$1,743	$155	—	$—	$88,044
Issuance of restricted common stock for services	323	—	—	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	—	—	463
Foreign currency translation	—	—	—	—	228	—	—	228
Net loss	—	—	—	(29,010)	—	—	—	(29,010)
Balance at September 30, 2013	13,701	$13	$86,596	$(27,267)	383	$—	$—	$59,725

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(In thousands)	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,148)	$(29,010)
Adjustments to reconcile net loss to net cash:
Equity earnings in affiliates	(2,540)	(2,924)
Amortization of content, including impairments	44,979	50,535
Depreciation and amortization	4,258	4,308
Foreign currency exchange loss	405	706
Fair value adjustment of stock warrant liability	2,277	3,082
Non-cash interest expense	1,925	750
Loss on extinguishment of debt	1,457	—
Stock-based compensation expense	683	463
Changes in assets and liabilities:
Accounts receivable, net	6,930	9,151
Inventories	3,061	6,308
Investments in content, net	(37,618)	(38,276)
Prepaid expenses and other assets	(1,156)	(361)
Accounts payable and accrued liabilities	(5,519)	(7,617)
Deferred revenue	606	1,403
Net cash used in operating activities	(400)	(1,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,580)	(350)
Dividends received from affiliate	2,947	4,005
Net cash provided by investing activities	1,367	3,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	10,398
Repayments of borrowings under revolving credit facility	(14,949)	(3,000)
Proceeds from production loan	9,865	191
Repayment of production loan	(10,602)	—
Proceeds from senior debt, net of discount and deferred financing costs	63,801	—
Repayment of senior debt	(48,280)	(11,452)
Cash paid to extinguish debt	(30)	—
Net cash used in financing activities	(195)	(3,863)
Effect of exchange rate changes on cash	(272)	(419)
NET INCREASE (DECREASE) IN CASH:	500	(2,109)
Cash at beginning of period	7,674	4,739
Cash at end of period	$8,174	$2,630
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,830	$4,183
Income taxes	$180	$539

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

We acquire content rights in various categories including: British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license rights to third-party programs.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, in addition to the development and production of fitness titles through our Acacia brand.  Our owned content includes Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the works of Agatha Christie.

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

Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, United Kingdom (or U.K.) and Australia, including, among others:  DirecTV, Showtime, BET, PBS, Netflix, Amazon, Hulu, Walmart, Target, Costco, Barnes & Noble, HMV and iTunes.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and catalogs and our proprietary SVOD channels, AcornTV and Acacia TV, which was launched in January 2014.  We will be launching our urban content SVOD channel in November 2014.  We also plan to develop other audience-based, premium SVOD channels based on our existing library.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our management views the operations of RLJE based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property (or IP) rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (including cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors such as DirecTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digital streaming channels.

During the first quarter of 2014, we changed the names of a few of our subsidiaries.  A summary of the name changes are as follows:

Former Subsidiary Name	New Subsidiary Name
Acorn Productions Limited (or APL)	RLJ Entertainment Ltd (or RLJE Ltd)
Acorn Productions (UK) Limited	Acorn Productions Ltd
Acorn Media UK Limited (or Acorn UK)	RLJE International Ltd (or RLJE U.K.)

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q (or Form 10-Q) and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements.  Due to the seasonal nature of our business in which a disproportionate amount of sales occur in the fourth quarter, and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 19, 2014 (or the 2013 Form 10-K).  Our significant accounting policies are included in our 2013 Form 10-K within Note 2, Summary of Significant Accounting Policies.  As of September 30, 2014, no material changes to our significant accounting policies disclosed in our 2013 Form 10-K have been made.

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

Earnings Per Share Presentation

During the first quarter of 2014, we changed our presentation of our earnings per share (or EPS) by excluding our restricted common stock from the calculation, and as a result, we removed our two-class method presentation of EPS per Accounting Standards Codification (or ASC) 260, Earnings Per Share.  This change was determined because our restricted common stock is not obligated to fund our reported net losses.  We also removed 898,438 founder shares from unrestricted common stock for the periods ended September 30, 2013, as these shares could be forfeited in future periods (see Note 8, Equity).  For the three and nine month periods ended September 30, 2013, the unrestricted weighted average shares outstanding was reduced by 898,438 founder shares and the loss per share for unrestricted common stock increased to $(0.68) per share from $(0.62) per share for the three months ended September 30, 2013 and $(2.33) per share from $(2.15) per share for the nine months ended September 30, 2013.  We have assessed this change in presentation for materiality and determined this change is not material to our consolidated financial statements.

Reclassifications

Some balances within our consolidated financial statements have been reclassified to conform to the current presentation.  We reclassified certain expenses which had been reported in previous periods within our Wholesale segment to Corporate.  Also, beginning in 2014, we began reporting depreciation and amortization as a separate line item within our segment tables; and in the third quarter of 2014, we began reporting the change in fair value of our stock warrants as a separate line item within our statement of operations.

NOTE 2.	SEGMENT INFORMATION

In accordance with the requirements of the ASC 280, Segment Reporting, selected financial information regarding our reportable business segments - IP Licensing, Wholesale, and Direct-to-Consumer - are presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment also includes our investment in ACL.  Our Wholesale segment consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channels.

Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL. Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and include costs associated with RLJE’s corporate functions such as finance and accounting, human resources, legal and information technology departments.  Interest expense, other income (expense) and benefit (provision) for income tax are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the segments for the three month periods ended September 30, 2014 and 2013:

(In thousands)	Three Months Ended September 30, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$8,674	$22,003	$6,446	$—	$37,123
Operating costs and expenses	(6,373)	(22,491)	(6,935)	(2,471)	(38,270)
Depreciation and amortization	(30)	(334)	(864)	(73)	(1,301)
Share in ACL earnings	1,190	—	—	—	1,190
Segment contribution	$3,461	$(822)	$(1,353)	$(2,544)	$(1,258)

(In thousands)	Three Months Ended September 30, 2013
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$16	$25,026	$7,699	$—	$32,741
Operating costs and expenses	(52)	(24,770)	(8,028)	(2,854)	(35,704)
Depreciation and amortization	(22)	(444)	(921)	(1)	(1,388)
Share in ACL earnings	1,364	—	—	—	1,364
Segment contribution	$1,306	$(188)	$(1,250)	$(2,855)	$(2,987)

In July of 2014, our IP Licensing segment released the current season of Foyle’s War. Our IP Licensing segment released last year’s season of Foyle’s War in the first quarter of 2013.

The following tables summarize the segments for the nine month periods ended September 30, 2014 and 2013:

(In thousands)	Nine Months Ended September 30, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$8,687	$66,777	$24,014	$—	$99,478
Operating costs and expenses	(6,883)	(63,952)	(26,800)	(8,887)	(106,522)
Depreciation and amortization	(85)	(1,125)	(2,648)	(400)	(4,258)
Share in ACL earnings	2,540	—	—	—	2,540
Segment contribution	$4,259	$1,700	$(5,434)	$(9,287)	$(8,762)

(In thousands)	Nine Months Ended September 30, 2013
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$8,040	$75,750	$23,543	$—	$107,333
Operating costs and expenses	(7,201)	(82,195)	(25,223)	(8,881)	(123,500)
Depreciation and amortization	(65)	(1,411)	(2,820)	(12)	(4,308)
Share in ACL earnings	2,924	—	—	—	2,924
Segment contribution	$3,698	$(7,856)	$(4,500)	$(8,893)	$(17,551)

Included in our Wholesale segment contribution for the nine months ended September 30, 2014 is a loss of $3.1 million incurred during the sell-off period under a terminated feature film content output deal that was recognized in the first quarter of 2014.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2013, we recognized additional operating costs and expenses of approximately $11.5 million, which was primarily recognized within our Wholesale segment as follows:  $4.6 million when management entered into an early termination of a feature film content output deal, increased reserves for inventory and content impairments in the aggregate of approximately $3.4 million, primarily attributable to costs associated with transitioning of the Madacy product line, increased integration costs from a distributor when we combined our Image and Acorn operations of $1.1 million, and $2.4 million associated with entering into certain severance agreements.

A reconciliation of total segment contribution to loss before provision for income taxes is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total segment contribution (loss)	$(1,258)	$(2,987)	$(8,762)	$(17,551)
Interest expense	(2,508)	(2,019)	(6,473)	(6,027)
Change in fair value of stock warrants	(1,599)	(3,884)	(2,277)	(3,082)
Loss on extinguishment of debt	(1,457)	—	(1,457)	—
Other income (expense)	(1,141)	1,052	(655)	(669)
Loss before provision for income taxes	$(7,963)	$(7,838)	$(19,624)	$(27,329)

Total assets for each segment primarily include accounts receivable, inventory, investments in content, goodwill, other intangible assets and equity investment in affiliate.  The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	September 30,	December 31,
	2014	2013

IP Licensing	$29,149	$36,127
Wholesale	142,094	162,162
Direct-to-Consumer	14,630	15,964
Corporate	10,501	7,211
	$196,374	$221,464

Goodwill by segment is as follows:

(In thousands)	September 30,	December 31,
	2014	2013

Wholesale	$44,230	$44,230
Direct-to-Consumer	2,836	2,836
	$47,066	$47,066

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	EQUITY EARNINGS IN AFFILIATE

In February 2012, we acquired 64% of ACL’s outstanding stock.  We account for the investment in ACL using the equity method of accounting because (1) we are only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

The following summarized financial information is derived from the unaudited financial statements of ACL:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$4,634	$11,326	$11,385	$28,165
Film cost amortization	(932)	(7,731)	(2,833)	(19,156)
General, administrative and other expenses	(1,075)	(789)	(2,699)	(2,266)
Income from operations	2,627	2,806	5,853	6,743
Net income	$2,101	$2,349	$4,665	$5,218

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

(In thousands)	September 30, 2014	December 31, 2013

Wholesale	$16,104	$30,966
IP Licensing	764	—
Direct-to-Consumer	494	67
Accounts receivable before allowances and reserves	17,362	31,033
Less: reserve for returns	(3,853)	(10,690)
Less: allowance for doubtful accounts	(155)	(19)
Accounts receivable, net	$13,354	$20,324

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale receivables are primarily billed and collected by our U.S. and U.K. distribution partners and include certain adjustments for receivables previously settled.  Each quarter, our distribution partners preliminarily settle our wholesale receivables assuming a timing lag on collections and an average return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partners.  Amounts vary and tend to be seasonal following our sales activity.  As of September 30, 2014, our advances and accrued obligations due to our distribution partner were $10.5 million, which exceeded our accounts receivable of $6.1 million. The net over advance of $4.4 million has been recorded in accounts payable and accrued liabilities as of September 30, 2014.  As of December 31, 2013, our advances and accrued obligations due to our distribution partner were $2.6 million and our accounts receivable was $14.3 million.  As of December 31, 2013, our distribution partners owed us $700,000 for receivables settled as of year-end.

NOTE 5.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013

Packaged discs	$9,608	$11,340
Packaging materials	1,215	1,873
Other merchandise (1)	1,689	2,376
Inventories	$12,512	$15,589

(1)	Other merchandise primarily consists of gifts, jewelry, and home accents purchased from third-parties.

We incur impairment charges associated with our inventories due to adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  Inventory impairment charges are included in the cost of sales.  Impairment charges for the three months ended September 30, 2014 and 2013 were $712,000 and $1.2 million, respectively, and for the nine months ended September 30, 2014 and 2013, they were $1.9 million and $6.2 million, respectively.

During the first quarter of 2014 and during the second quarter of 2013, we recorded impairment charges of $263,000 and $3.4 million, respectively, resulting from the early termination of an output agreement with a content supplier and the transition of the Madacy product line.

NOTE 6.	INVESTMENTS IN CONTENT

(In thousands)	September 30, 2014	December 31, 2013

Released	$61,895	$66,527
Completed, not released	4,952	10,387
In-production	709	4,727
Investments in content, net	$67,556	$81,641

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  Impairment charges for the three months ended September 30, 2014 and 2013 were $1.4 million and $1.9 million, respectively, and for the nine months ended September 30, 2014 and 2013, they were $2.7 million and $5.2 million, respectively.  Impairments are included in cost of sales.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the fair value of content (Note 10, Fair Value Measurements), we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

NOTE 7.	DEBT

Debt consists of the following:

(In thousands)	Maturity Date	Interest Rate	September 30, 2014	December 31, 2013

Revolving credit facility			$—	$14,949

Senior term notes	September 11, 2019	LIBOR + 9.9% - 10.64%	70,000	48,280
Less: debt discount			(4,825)	(2,007)
Total senior-term notes			65,175	46,273

Secured debt, net of discount			65,175	61,222

Subordinated notes payable to prior Image shareholders	October 3, 2018	12%	16,035	15,042
Debt, net of discount			81,210	76,264

Subordinated production loan - Foyle's War	November 8, 2014	LIBOR + 2.15%	565	1,294
Debt			$81,775	$77,558

On September 11, 2014, we refinanced our secured debt into a new credit facility with new lenders.  Maturity dates and interest rates disclosed above are for debt obligations that are outstanding as of September 30, 2014.  At September 30, 2014 and December 30, 2013, the carrying value of our debt approximates its fair value due to the relative short-term maturities of the debt, the associated interest rates approximate market rates, or both.

Future minimum principal payments as of September 30, 2014 are as follows:

(In thousands)		Subordinated	Production
	Senior Notes	Notes	Loan	Total

2014	$613	$—	$565	$1,178
2015	2,450	—	—	2,450
2016	2,975	—	—	2,975
2017	4,375	—	—	4,375
2018	59,587	$16,035	—	75,622
	$70,000	$16,035	$565	$86,600

Currently, the subordinated notes mature in 2018 and the new senior notes mature in 2019, however, if we do not subsequently extend the subordinated debt maturity beyond 2019, then the new senior note’s maturity would accelerate in conjunction with the subordinated notes in 2018.  The above table reflects the assumption that no extension of the subordinated notes occurs.  The senior note’s debt service would be $5.3 million if the maturity remains in 2019.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Credit Facility

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the “Credit Facility”) with a syndicate of lenders lead by McLarty Capital Partners, as lead administrative agent. The Credit Facility consists of a term loan totaling $70.0 million with a final maturity of five years, at an interest rate equal to (a) LIBOR plus 10.64% for so long as the unpaid principal amount of the Credit Facility is greater than $65.0 million, and (b) LIBOR plus 9.9% thereafter with a floor of 0.25% for LIBOR.  The quarterly principal amortization is 3.5% for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Facility are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.  Initial debt service begins on December 31, 2014.

Under the new Credit Facility, interest and principal is payable quarterly with principal payments beginning on December 31, 2014.  Initial quarterly principal payments are $613,000 through June 2016, then increase to $875,000 through June 2017, and thereafter are $1.3 million.  Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon:  (1) the occurrence of consolidated excess cash flows, as defined in the Credit Facility, and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Facility, yet prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid during the first year, (b) 3% if prepaid during the second year, and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

We incurred $4.9 million in original issuance discounts and other related fees paid to lenders under the new Credit Facility.  We also incurred $1.3 million in fees for legal and other professional services.  Repayment of our previous credit facility included principal and accrued interest of $56.1 million ($15.0 million revolving credit facility and $41.1 million of term loans and accrued interest).

The new Credit Facility contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on an Adjusted EBITDA, as defined in the Credit Facility.  Financial covenants vary each quarter and generally become more restrictive over time.  Financial covenants include the following:

	December 31, 2014	2015	2016	Thereafter
Leverage Ratios:
Senior debt-to- Adjusted EBITDA	4.64 : 1.00	Ranges from 4.87 : 1.00 to 4.03 : 1.00	Ranges from 3.86 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	Ranges from 6.09 : 1.00 to 5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	Ranges from 1.07 : 1.00 to 1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

Beginning in 2016, we are also obligated to maintain a minimum valuation ratio computed on the outstanding principal balance of our senior debt compared to the sum of our valuations of our content library and our investment in ACL.  To the extent the valuation ratio exceeds the allowed threshold, we are obligated to make an additional principal payment such that the threshold would not be exceeded after giving effect of this payment.  The valuation threshold is 83% as long as the unpaid principal balance exceeds $65.0 million and 75% thereafter.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony Pictures Home Entertainment and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility.

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  The Credit Facility also requires us to comply with minimum financial and operating covenants as disclosed above.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the new Credit Facility, we must maintain at all times a cash balance of $3.5 million.  When repaying the previous credit facility, we recognized a $1.5 million loss from the early extinguishment of debt, which is reported as a separate line item within our statement of operations.  This loss primarily represented the unamortized debt discount and deferred financing costs at the time of repayment of our prior credit facility.

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination in October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  The unsecured subordinated notes bear an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $992,000 and added to the principal balance of these notes.  At September 30, 2014, our principal balance due pursuant to these notes was $16.0 million.

In October 2013, we began our production of the next season of the franchise series of Foyle’s War.  Acorn Productions Limited, and Acorn Global Enterprises Limited, both wholly-owned subsidiaries of RLJE Ltd, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  This facility is substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property will become secured collateral of the Credit Facility once the production loan is fully paid and settled.  At September 30, 2014, our principal balance due pursuant to these notes was $565,000.

NOTE 8.	EQUITY

Founder and Treasury Shares

As of September 30, 2014, included in our common shares outstanding are 449,218 shares held by certain founding shareholders as part of the initial public offering of RLJE.  These shares will be returned to the Company after October 2014, as certain stock price targets were not achieved.  During the three and nine months ended September 30, 2014, shares forfeited were 7,187 and 449,218, respectively.

During the three and nine months ended September 30, 2014, there were 4,368 and 82,838 shares, of restricted common stock, respectively, that were forfeited due to the failure to achieve required performance conditions or due to resignation of the holder.  During the three and nine months ended September 30, 2013, there were no forfeiture of shares.

As shares are forfeited, they are held as treasury stock.  Treasury shares are available to RLJE for future grants or issuances as the Company may elect.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

Compensation expense relating to the restricted stock awards for the three months ended September 30, 2014 and 2013 was $227,000 and $311,000, respectively, and for the nine months ended September 30, 2014 and 2013 stock based compensation was $683,000 and $463,000, respectively.  Compensation expense related to restricted stock awards is included in general and administrative expenses.

During the nine months ended September 30, 2014, 190,280 shares of restricted stock were granted, 182,206 shares were vested and 82,838 shares were forfeited.  Of the 190,280 shares granted in 2014, 105,780 shares were granted to directors, 59,000 shares were granted to executive officers, and 25,500 shares were granted to other members of management.  Of the 82,838 shares forfeited, 66,244 shares of restricted stock were forfeited based upon the failure to achieve the required performance conditions and the remainder of the forfeitures were due to employee resignations.  The shares granted during 2014, were fair valued on the date of grant with a range of $3.49 - $5.00 per share, for a total value of approximately $766,000.

A summary of the activity since January 1, 2014 is as follows:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at January 1, 2014	188	$5.38	135	$5.15
Granted	129	3.76	61	4.60
Vested	(126)	3.89	(56)	4.60
Forfeited	(6)	5.21	(77)	5.26
Nonvested shares at September 30, 2014	185	$5.28	63	$4.96

The restricted shares granted during the nine months ended September 30, 2014 will vest and be expensed over a 13 month period for employees and a nine month period for directors from the date of grant.  The vesting of restricted shares is subject to the achievement of certain service criteria, performance criteria, or both.  As of September 30, 2014, there is $548,000 of unamortized compensation that will vest solely on completion of future services over the next 21 months.  As of September 30, 2014, there is $296,000 of unamortized compensation that will vest based on achieving certain performance criteria through July 2016.

A summary of the activity for the period of January 1 through September 30, 2013 is as follows:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at January 1, 2013	38	$7.98	—	$—
Granted	188	5.38	135	5.15
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested shares at September 30, 2013	226	$5.81	135	$5.15

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2013, 323,316 shares of restricted stock were granted, and no shares were vested or forfeited.  Of the 323,316 shares granted in 2013, 181,387 shares were granted to executive officers, 52,320 shares were granted to directors, and 89,609 shares were granted to other members of management.  The shares granted during 2013, were fair valued on the date of grant with a range of $3.72 - $5.97 per share, for a total value of approximately $1.7 million.  The shares granted during 2013 will vest over a period for up to three years from the date of grant.

NOTE 9.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	September 30, 2014
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	12,525	$12.00	3.00 years
Sponsor warrants	6,667	$12.00	3.00 years
Unregistered warrants	1,850	$12.00	3.00 years
	21,042

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheet.  The warrants have a term of five years beginning October 3, 2012, and provide the warrant holder the right to acquire a share of our common stock for $12.00 per share. The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 or more per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

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

The fair value of the warrants as of September 30, 2014 was $6.4 million.  The valuation of the warrants is a Level 3 measurement.  The registered warrants had been traded on the over-the-counter market and previously were reported as a Level 1 measurement but, due to the lack of trade activity since the first quarter of 2014, the warrant valuation for registered warrants was transferred to Level 3 and valued in the same manner of the Sponsor and unregistered warrants.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the non-registered warrants has always been a Level 3 measurement.  The increase in the fair value of the warrants for the three months ended September 30, 2014 and 2013 was $1.6 million and $3.9 million, respectively.  The increase in the fair value of the warrants for the nine months ended September 30, 2014 and 2013 was $2.3 million and $3.1 million, respectively.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	FAIR VALUE MEASUREMENTS

The following tables represent RLJE’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	September 30, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability	$—	$—	$6,400	$6,400

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability	$2,630	$—	$1,493	$4,123

The following tables include a roll-forward of liabilities classified within Level 1 and Level 3:

(In thousands)	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value hierarchy	(2,755)	—	2,755	—
Change in fair value of warrant liability	125	—	2,152	2,277
Warrant liability	$—	$—	$6,400	$6,400

(In thousands)	Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324
Change in fair value of warrant liability	1,879	—	1,203	3,082
Warrant liability	$4,634	$—	$2,772	$7,406

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement of assets and liabilities is classified in the tables below:

(In thousands)	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$11,223	$11,223	$2,743

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$8,361	$8,361	$5,159

During the nine months ended September 30, 2014 and 2013, the investments in content were written down by $2.7 million and $5.2 million, respectively, as a result of a change in fair value.  In determining the fair value, we employ a DCF methodology.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11.	NET LOSS PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted:

Net loss	$(7,799)	$(8,508)	$(20,148)	$(29,010)

Denominator - basic and diluted:
Weighted-average common shares outstanding – basic	12,557	12,442	12,502	12,442
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	12,557	12,442	12,502	12,442

Net loss per common share:
Basic and diluted	$(0.62)	$(0.68)	$(1.61)	$(2.33)

We have outstanding warrants to acquire 21,041,667 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2014, we have weighted average outstanding shares of approximately 758,000 and 991,000, respectively, of restricted common stock, which includes certain forfeitable shares held by the founding shareholders (See Note 8, Equity), that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2013, we have weighted average outstanding shares of approximately 1,190,000 and 1,026,000 shares, respectively of restricted common stock, that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.

Index
RLJ ENTERTAINMENT, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Investments in Affiliates

All of ACL’s staff is employed by RLJE Ltd.  ACL was charged overhead and personnel costs for the three months ended September 30, 2014 and 2013, of approximately $578,000 and $443,000, respectively, and for the nine months ended September 30, 2014 and 2013, of approximately $1.6 million and $1.4 million, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to RLJE Ltd of $2.9 million and $4.0 million during the nine months ended September 30, September 30, 2014 and 2013, respectively.  Dividends received were recorded as a reduction to the ACL investment account.  There were no dividends received during the three month periods ended September 30, 2014 and 2013.

Foreign Currency

We recognize foreign currency gains and losses as a component of other expense on amounts related to monies lent, including intercompany balances, by Acorn Media to RLJE Ltd and RLJE Australia.  As of September 30, 2014, Acorn Media had lent its U.K. subsidiaries approximately $16.1 million and its Australian subsidiary approximately $3.6 million.   Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian Dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended September 30, 2014 and 2013, we recognized loss a of $928,000 and a gain of $1.1 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recognized a loss of $405,000 and a loss of $706,000, respectively.

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

RLJ SPAC Acquisition, LLC

Mr. Robert L. Johnson through his company, RLJ SPAC Acquisition, LLC announced his intention to purchase up to $2.0 million of our outstanding common stock from time to time over a 24-month period beginning June 19, 2013. Any purchases will be made in the open market or in privately negotiated transactions in compliance with applicable laws and regulations.

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

We acquire content rights in various categories, with particular focus on British episodic mystery and drama, urban programming, and full-length independent motion pictures.  Through long-term exclusive agreements, we license a wide set of rights to third-party vendors.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, in addition to the development and production of fitness titles through our Acacia brand.  We have a library of titles segmented into genre-based brands such as Acorn (British drama and mystery television), Image (action, thriller and horror feature films and stand-up comedy), One Village (urban), Acacia (fitness), Athena (life-long learning documentaries) and Madacy (uniquely packaged collections of historical footage and films).  Our owned content includes 28 Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the vast majority of the works of Agatha Christie.  We exploit this content across multiple platforms, including broadcast and cable; and digital distribution formats such as download-to-own, download-to-rent, subscription video on demand (or SVOD), and free video on demand (or FVOD); DVD and Blu-ray retail and online e-commerce; and international licensing and sales.

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

Index
RLJE Ltd manages our British drama co-productions, including Foyle’s War, one of our most successful Acorn television series, and the intellectual property rights owned by ACL including all the TV/film and publishing revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of nearly 40 made-for-television films.  In 2013, ACL commissioned a new writer to expand the Agatha Christie library content and in the third quarter of 2014, ACL published its first book, Monogram Murders since the death of Agatha Christie.

Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others:  DirecTV, Showtime, BET, PBS, Netflix, Amazon, Hulu, Walmart, Target, Costco, Barnes & Noble, HMV and iTunes.  We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and catalogs and our proprietary SVOD channels, AcornTV and Acacia TV, which was launched in January 2014.  As of September 30, 2014, AcornTV had over 112,000 paying subscribers.  We will be launching our urban content SVOD channel in November 2014, in conjunction with our planned strategic investment in SVOD during 2014.  In response to the strategic opportunity brought by the convergence of television and the internet, we will continue to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infra-structure for AcornTV.  We also plan to develop other audience-based, premium SVOD channels based on our existing library.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which encompasses cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors such as DirecTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

FINANCIAL HIGHLIGHTS

Highlights and significant events for the three and nine months ended September 30, 2014 and 2013 are as follows:

▪	Revenue was up by $4.4 million or 13.4% for the quarter to date periods and down by $7.9 million or 7.3% for year-to-date periods. Excluding the effects of the terminated feature-film output deal, revenue was up $7.9 million or 26.9% for the quarter to date periods and up by $7.5 million or 8.1% for the year-to-date periods.

▪	Adjusted EBITDA is up 76.8% or $2.9 million for the quarter ended September 30, 2014 compared to the prior year quarter. Adjusted EBITDA is up 144.7% or $1.7 million year-to-date period compared the same period in the prior year.

▪	On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the “Credit Facility”). This new Credit Facility is expected to improve our liquidity and future cash flows by approximately $15.0 million through December 2015 from the reduced future debt service requirements.

▪	Gross margin was flat for the quarter compared to the prior year and up 7.7 basis points or $6.3 million for the year-to-date period compared to prior year.

Index
▪	Selling, general and administrative expenses (or SG&A) continue to be managed closely. SG&A decreased when comparing the three and nine months ended September 30, 2014 to the same periods in 2013. The decline in SG&A is mostly attributed to the synergistic savings from integrating the combination of the two companies, over the last year. As a percentage of revenue, SG&A was 30.8% versus 37.7% for the three month periods ended September 30, 2014 and 2013, respectively. For the year-to-date periods, SG&A as a percentage of revenue was flat at 36.4% and 36.5% when comparing 2014 to 2013, respectively.

RESULTS OF OPERATIONS

Our unaudited consolidated financial information for the three and nine months ended September 30, 2014 and 2013, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K filed on March 19, 2014 (or 2013 Form 10-K).

A summary of our results of operations for the three and nine months ended September 30, 2014 and 2013, as disclosed in our consolidated financial statements in Item 1, Financial Statements, herein referred to as our “consolidated financial statements” are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Revenues	$37,123	$32,741	$99,478	$107,333
Costs of sales	28,149	24,747	74,521	88,627
Gross profit	8,974	7,994	24,957	18,706
Selling, general and administrative expenses	11,422	12,345	36,259	39,181
Loss from operations	(2,448)	(4,351)	(11,302)	(20,475)
Equity earnings of affiliates	1,190	1,364	2,540	2,924
Interest expense, net	(2,508)	(2,019)	(6,473)	(6,027)
Change in fair value of stock warrants	(1,599)	(3,884)	(2,277)	(3,082)
Loss on extinguishment of debt	(1,457)	––	(1,457)	––
Other income (expense)	(1,141)	1,052	(655)	(669)
Benefit (provision) for income taxes	164	(670)	(524)	(1,681)
Net loss	$(7,799)	$(8,508)	$(20,148)	$(29,010)

Index
Revenues

The comparability of our revenue between years is affected by the termination of a feature-film output deal, which we terminated in 2013 and completed an inventory sell-off period during the first quarter of 2014. A summary of net revenue by segment with and without the terminated output deal revenue for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Wholesale Revenue:
U.S.	$19,749	$22,085	$57,306	$66,481
Terminated Image output deal	––	(3,492)	1,059	(14,287)
U.S. excluding output deal	19,749	18,593	58,365	52,194
International	2,254	2,941	9,471	9,269
Total Wholesale	22,003	21,534	67,836	61,463

Direct-to-Consumer
Ecommerce Catalog U.S.	4,806	7,113	19,665	21,242
Proprietary Digital Channels	1,162	107	2,769	485
International Ecommerce	478	479	1,580	1,816
Total Direct-to-Consumer	6,446	7,699	24,014	23,543

Intellectual Property	8,674	16	8,687	8,040

Total revenues by segment excluding terminated output deal revenues	37,123	29,249	100,537	93,046

Terminated output deal revenues	––	3,492	(1,059)	14,287
Total Revenues	$37,123	$32,741	$99,478	$107,333

Revenue for the three months ended September 30, 2014 increased $4.4 million or 13.4% compared to the three months ended September 30, 2013, driven by increased revenue related to the release of the current season of Foyle’s War franchise, offset by a decrease in revenue in the Wholesale segment.  Excluding the impact of the terminated output deal, revenue increased by $7.9 million or 26.9% for the three months ended September 30, 2014 versus the same three month period in 2013.  The Wholesale segment’s revenue decreased by $3.0 million for the quarter when comparing it to the same quarter last year and was primarily attributable to the feature-film output deal that was terminated during 2013.  Excluding the impact of the terminated output deal, the revenues increased $469,000 or 2.2% for the Wholesale segment during the third quarter of 2014 when compared to the same period in 2013.  This increase is primarily attributed to the release of two feature films, Rage and Cabin Fever and three key British TV dramas, including franchises Miss Marple, Midsummer Murder and Case Histories.

Revenue from our Direct-to-Consumer segment decreased $1.3 million when comparing the three-month period ended September 30, 2014 to 2013.  The decrease in revenue in the Direct-to-Consumer segment was due to lower catalog sales of $2.3 million from increased backorders that did not ship during the quarter due to limited availability of cash to replenish inventory levels, offset by revenue growth from the proprietary SVOD channels, primarily AcornTV, which generated increased revenue of $1.1 million.  AcornTV's paying subscribers have increased from 89,000 at June 30, 2014 to 112,000 as of September 30, 2014.

Index
Revenue decreased $7.9 million for the nine months ended September 30, 2014 compared to 2013.  The decrease in revenue was primarily due to a decrease in our Wholesale revenue of $9.0 million which is primarily attributed to the revenues related to the terminated output deal which were negative revenues of $1.1 million for the year-to-date period of 2014 compared to $14.3 million during the same period in 2013.  Excluding the impact of the terminated output deal, Wholesale revenue increased $6.4 million or 10.4% year-over-year, driven by a 19.6% increase in the feature film content and a 0.5% increase in the British mystery drama content.

For the nine months ended September 30, 2014, Direct-to-Consumer revenue increased $471,000 when compared to the same period in 2013.  This increase in revenue is attributed to the growth in our proprietary digital networks with revenue of $2.8 million for the nine months ended September 30, 2014 compared to $485,000 for the nine months ended September 30, 2013.  As of September 30, 2014, the paying subscribers for AcornTV have grown by 99.5% to approximately 112,000 subscribers since December 31, 2013.

Our IP licensing segment revenue for the nine months ended September 30, 2014 increased by $647,000 when compared to the same period in 2013.  This increase is attributable to increased broadcast revenue for the Foyle’s War current season released as compared to the prior season.

Cost of Sales (“COS”) and Gross Margins

A summary of COS by segment and overall gross margins for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

IP Licensing	$6,278	$––	$6,557	$6,449
Wholesale	18,230	19,949	54,517	67,902
Direct-to-Consumer	3,641	4,798	13,447	14,276
COS by segment	$28,149	$24,747	$74,521	$88,627

Gross Margin	$8,974	$7,994	$24,957	$18,706
Gross Margin %	24.2%	24.4%	25.1%	17.4%

COS increased by $3.4 million to $28.1 million for the three months ended September 30, 2014, compared to the same period in 2013.  The increase in COS is primarily attributed to increased content expense amortization of $6.3 million within our IP Licensing segment related to the release of the current season of Foyle’s War during the quarter, offset in part by a decrease of $1.7 million in our Wholesale segment.  The decrease in our Wholesale’s COS corresponds to the decrease in revenue related to the termination of the aforementioned feature-film output deal whereby we recorded COS under the terminated output deal of zero and $3.1 million for the three months ended September 30, 2014 and 2013, respectively.

In addition, COS decreased by $1.2 million in our Direct-to-Consumer segment when comparing the three months ended September 30, 2014 to 2013.  The decrease in COS for the Direct-to-Consumer segment is due to reduced inventory attributable to limited cash flow as discussed above, in the Direct-to-Consumer revenue discussion.

Included in our COS is amortization from the step-up of investments in content resulting from our Business Combination on October 3, 2012.  During the three months ended September 30, 2014 and 2013, we recognized step-up amortization on our investments in content of $1.3 million and $2.0 million, respectively.  Excluding this step-up amortization and also excluding the gross margins related to the terminated feature-film output deal, our gross margins would have been 27.7% and 32.9% for the three months ended September 30, 2014 and 2013, respectively.

Index
COS for the nine months ended September 30, 2014 was $74.5 million, a decrease of $14.1 million when comparing COS for the same period in 2013.  This decrease is primarily a result of a decrease in COS in our Wholesale segment of $13.4 million.  The COS in our Wholesale segment deceased primarily due to the elimination of COS incurred pursuant to a feature-film output deal that we terminated in 2013.  For the nine months ended September 30, 2014 and 2013, we incurred COS under this terminated output deal of $2.0 million and $16.4 million, respectively.

COS within our Wholesale segment for the nine months ended September 30, 2013 also includes impairment and other charges recognized during the second quarter of 2013 that aggregate to approximately $3.4 million and are primarily related to the transition of the Madacy content line and the consolidation of distributors.  These costs did not repeat in 2014; however, during 2014 we incurred other COS that largely offset this cost savings.  These offsetting COS are attributable to increased revenue recognized for all of our reporting segments, after making adjustments for the terminated feature-film output deal.

Our gross margin increased to 25.1% from 17.4% for the nine months ended September 30, 2014 and 2013, respectively.  The increase in margin was the result of (i) changes implemented in management’s investment criteria for content acquisitions, which requires an estimated return on investment threshold of at least 20%, (ii) the termination of the feature-film output deal, and (iii) the impact of certain aforementioned charges and impairments that were incurred in 2013, which did not repeat in 2014.  Excluding the impact of these 2013 charges and the margins recognized from the terminated feature-film output deal, we realized gross margins of 27.9% and 26.1% for the nine months ended September 30, 2014 and 2013, respectively.  Our year-over-year gains are a result of a greater mix of revenue from higher margin intangible formats such as broadcast, VOD, and digital, including revenue from our digital streaming channels.

Included in our COS is amortization from the step-up of investments in content resulting from our Business Combination on October 3, 2012. During the nine months ended September 30, 2014 and 2013, we recognized step-up amortization on our investments in content of $5.3 million and $6.6 million, respectively.  Excluding this step-up amortization and after taking into consideration the above adjustments to remove (i) the gross margins related to the terminated feature-film output deal, and (ii) the impacts of the increased charges and impairments in 2013, our gross margins would have been 33.2% and 25.8% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Selling expenses	$5,411	$6,397	$17,448	$18,046
General and administrative expenses	4,710	4,560	14,553	16,827
Depreciation and amortization	1,301	1,388	4,258	4,308
Total selling, general and administrative expenses	$11,422	$12,345	$36,259	$39,181

SG&A decreased by $923,000 for the three-month period ended September 30, 2014, compared to the same period in 2013 and $2.9 million for the nine-month period ended September 30, 2014, compared to the same period in 2013.  The decrease in SG&A is primarily related to the synergistic savings related to the combining of Acorn and Image legacy companies after the Business Combination and the delay and reduced circulation of our Direct-to-Consumer segment’s catalog drops due to limited cash to support the segment when compared to the same periods in 2013.  During the three and nine months ended September 30, 2013, $351,000 and $2.4 million, respectively, of severance charges were incurred as part of the synergistic savings while no severance costs were incurred during the three and nine months ended September 30, 2014.

Index
Equity Earnings in Affiliates

Equity earnings in affiliates for the three and nine months ended September 30, 2014 were $1.2 million and $2.5 million, respectively, as compared to $1.4 million and $2.9 million for the three and nine month periods ended September 30, 2013, respectively.  The decrease in equity earnings in affiliates (which is ACL) is mostly attributed to the release of the last Poirot television series and the Miss Marple television series in 2013 with no similar releases during the 2014 period.

Interest Expense, net

Interest expense for the three months ended September 30, 2014 was $2.5 million compared to $2.0 million for the same period in 2013.  Interest expense for the nine months ended September 30, 2014 was $6.5 million compared to $6.0 million for the same period in 2013.  Interest expense increased during the current period due to the increased balance of the new Credit Facility at September 30, 2014 of $70.0 million versus the Credit Facility balance at September 30, 2013 of $65.9 million.

Change in Fair Value of Stock Warrants

The change in the fair value of our warrant liability impacts the statement of operations whereby a decrease in the warrant liability results in the recognition of income, while an increase in the warrant liability results in the recognition of expense.  For the three months ended September 30, 2014 and 2013, the fair value of our warrant liability increased by $1.6 million and $3.9 million, respectively.  For the nine months ended September 30, 2014 and 2013, the fair value of our warrants increased by $2.3 million and $3.1 million, respectively.  Changes in our warrants’ fair value are primarily driven by changes in our stock price and changes in the volatility of our stock.

Loss on Extinguishment of Debt

When entering into the new Credit Facility, we recognized a loss on extinguishment of debt of $1.5 million in the current quarter of 2014.  The loss primarily represents the expensing of unamortized debt discounts and deferred financing costs associated with the prior credit facility.

Other Expense

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impact by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. Dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  From January through July of 2014, the Pound was strengthening relative to the Dollar, yet these gains were entirely reversed in August and September of 2014.  In 2013, we experienced the opposite with the Pound generally weakening against the Dollar from January through July of 2013, and then partially recovered in August and September.  As a result, for the three and nine months ended September 30, 2014 we recognized foreign currency losses of approximately $928,000 and $405,000 respectively, and for the three and nine months ended September 30, 2013 we recognized a foreign currency gain of $1.1 million and a loss of $706,000, respectively.

Income Taxes

We recorded income tax benefit of $164,000 and an income tax provision of $670,000 for the three-month periods ended September 30, 2014 and 2013, respectively and we recorded income tax provisions of $524,000 and $1.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  We incur income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 22%.  Tax provision (benefit) on our U.S. and Australian operations are minimal as we have provided a full valuation allowance on their net operating losses, which are sufficient to offset any tax obligations in the near term.

Index
Net Loss

We recorded a net loss of $7.8 million and $8.5 million for the three-month periods ended September 30, 2014 and 2013, respectively and we recorded a net loss of $20.1 million and $29.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

The following table includes the reconciliation of our consolidated Adjusted EBITDA to consolidated U.S. GAAP net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Net loss	$(7,799)	$(8,508)	$(20,148)	$(29,010)

Amortization of content	18,911	13,947	44,979	50,535
Cash investment in content	(11,467)	(10,346)	(37,618)	(38,276)
Depreciation and amortization	1,301	1,388	4,258	4,308
Interest expense	2,508	2,019	6,473	6,027
Loss on extinguishment of debt	1,457	—	1,457	—
Provision (benefit) for income tax	(164)	670	524	1,681
Severance	—	351	—	2,369
Warrant liability fair value adjustment	1,599	3,884	2,277	3,082
Stock-based compensation	227	312	683	463
Adjusted EBITDA	$6,573	$3,717	$2,885	$1,179

Adjusted EBITDA increased by $2.9 million or 76.8% for the three months ended September 30, 2014 compared to the same period in 2013 and increased by $1.7 million for the nine months ended September 30, 2014.  The increase in the three-month period ended September 30, 2014 is primarily driven by a decline in the net operating loss as a result of improved operational activities consisting of increased revenue and gross margin, partly due to the release of Foyle’s War 9, and reduced operating expenses.  Our ability to continue to improve our Adjusted EBITDA is contingent on our ability to generate sufficient cash flow to invest in content to grow the business.  These increases were partially offset by a decline resulting from the loss of Adjusted EBITDA realized in the third quarter of 2013 from content sold pursuant to the terminated feature-film output deal.

The increase of $1.7 million or 144.7% in our Adjusted EBITDA for the nine-month period ended September 30, 2014 compared to the same period last year was primarily due to our improved operational activities.

Index
BALANCE SHEET ANALYSIS

Assets

Total assets at September 30, 2014 and December 31, 2013, were $196.4 million and $221.5 million, respectively.  The decline of $25.1 million in assets is mostly attributed to a decline in investments in content of $14.1 million and accounts receivable of $7.0 million.  The decline in investments in content is attributable to (1) increased content amortization in the current quarter related to the release of Foyle’s War 9, and (2) an overall reduction in non-Foyle’s War content investment during the current year versus the prior year resulting from the termination of the feature-film output deal.  The decline in accounts receivable is primarily due to the seasonality of our business with a significant portion of our revenue being generated in the fourth quarter of each year.

A summary of assets by segment is as follows:

(In thousands)	September 30,	December 31,
	2014	2013

IP Licensing	$29,149	$36,127
Wholesale	142,094	162,162
Direct-to-Consumer	14,630	15,964
Corporate	10,501	7,211
	$196,374	$221,464

Liabilities and Equity

Our total liabilities as of September 30, 2014, decreased by $5.3 million to $158.3 million when compared to December 31, 2013, which is mostly attributable to the decline in accrued royalties and distribution fees of $6.8 million which is in line with the decline in investment in content as discussed, above. Additionally, our accounts payable and accrued liabilities declined by $5.6 million largely due to the seasonality of our business. Included in our accounts payable and accrued liabilities is $4.4 million due to our distribution partner at September 30, 2014. These declines were offset by an increase in debt of approximately $4.9 million related to the increased borrowings under the new Credit Facility compared to the previous unpaid principal balance due under the prior credit facility.

The decrease in equity of $19.8 million since December 31, 2013 is mostly attributed to the year-to-date net loss of $20.1 million.

Index
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activities is as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(400)	$(1,482)
Net cash provided by investing activities	1,367	3,655
Net cash used in financing activities	(195)	(3,863)
Effect of exchange rate changes on cash	(272)	(419)
Net increase (decrease) in cash	500	(2,109)
Cash at beginning of period	7,674	4,739
Cash at end of period	$8,174	$2,630

At September 30, 2014 and December 31, 2013, our cash position was approximately $8.2 million and $7.7 million, respectively.  During the nine-months ended September 30, 2014, our cash position was impacted by the following:
▪	Principal repayments totaling $63.2 million pursuant to our prior credit facility, offset by borrowings, net of discount and deferred financing costs of $63.8 million from our new Credit Facility.
▪	We incurred a net use of cash of $400,000 resulting from our operating activities. The net use of cash was largely attributable to management’s use of cash to pay off vendor trade payables and invest in content during a period of relative lower revenue and content amortization, offset by cash provided by increased collection on our account receivable. During the nine months ended September 30, 2014, we paid approximately $5.5 million of vendor trade payables. The legacy Image business had significant short-term vendor debts, which were past due, that we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.
▪	The quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer business which are 32 – 35% weighted to the 4th quarter and (c) the company generally invests more cash on content during the first half of the year.

The aggregate cash used in operating activities during the nine months ended September 30, 2014 was provided by our cash reserves as of December 31, 2013 and cash provided by our investing and financing activities.  During the nine months ended September 30, 2014, significant factors affecting cash provided by investing and financing activities were:

▪	Dividends received from ACL ($2.9 million);
▪	Debt borrowing to finance the production of Foyle’s War 9 ($9.9 million), less repayments under the production facility ($10.6 million);
▪	Repayment of senior debt ($63.2 million), offset by borrowings under the new Credit Facility ($63.8 million); and
▪	Capital expenditures of $1.6 million.

With the new Credit Facility entered into on September 11, 2014, we expect to have additional liquidity and future cash flows of approximately $15.0 million through December 31, 2015 from the reduced future debt service requirements.  The expected cash flow improvement will assist the company in addressing legacy past due payables and other operating investments that have been deferred.

Index
We believe that our current financial position combined with our forecasted operational cash flow will be sufficient to meet our operational commitments.  Prior to entering into the new Credit Facility, we had curtailed our non-Foyle’s War content spending in 2014 to make our principal payments on the prior credit facility.  Now that our new Credit Facility is in place, it will provide increased liquidity primarily through the reduction of near-term future principal payments. As a result, we anticipate increasing over time our cash expenditures on investments in content and expenditures on the launching of additional digital channels.

Capital Resources

Cash

As of September 30, 2014, we had cash of $8.2 million, as compared to $7.7 million as of December 31, 2013.

New Credit Facility

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the “Credit Facility”) with a syndicate of lenders lead by McLarty Capital Partners, as lead administrative agent. The Credit Facility consists of a term loan totaling $70.0 million with a final maturity of five years, at an interest rate equal to (a) LIBOR plus 10.64% for so long as the unpaid principal amount of the Credit Facility is greater than $65.0 million, and (b) LIBOR plus 9.9% thereafter with a floor of 0.25% for LIBOR.  The quarterly principal amortization is 3.5% for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Facility are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.  Initial debt service begins on December 31, 2014.

Under the new Credit Facility, interest and principal is payable quarterly with principal payments beginning on December 31, 2014.  Initial quarterly principal payments are $613,000 through June 2016, then increase to $875,000 through June 2017, and thereafter are $1.3 million.  Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon:  (1) the occurrence of consolidated excess cash flows, as defined in the Credit Facility, and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Facility, yet prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid during the first year, (b) 3% if prepaid during the second year, and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

We incurred $4.9 million in original issuance discounts and other related fees paid to lenders under the new Credit Facility.  We also incurred $1.3 million in fees for legal and other professional services.  Repayment of our previous credit facility included principal and accrued interest of $56.1 million ($15.0 million revolving credit facility and $41.1 million of term loans and accrued interest).

The new Credit Facility contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on an Adjusted EBITDA, as defined in the Credit Facility.  Financial covenants vary each quarter and generally become more restrictive over time.  The principal financial covenants are:  (1) Senior Debt Leverage Ratio that initially is 4.64 : 1.00 and declines to 2.67 : 1.00 by end of 2016 and for remainder term, (2) Total Debt Leverage Ratio that initially is 5.71 : 1.00 and declines to 3.44 : 1.00 by end of 2016 and for remainder term and (3) Fixed Charges Coverage Ratio that initially is 1.10: 1.00 and increases to 1.59 : 1.00 by end of 2016 and for remainder term.

Beginning in 2016, we are also obligated to maintain a minimum valuation ratio computed on the outstanding principal balance of our senior debt compared to the sum of our valuations of our content library and our investment in ACL.  To the extent the valuation ratio exceeds the allowed threshold, we are obligated to make an additional principal payment such that the threshold would not be exceeded after giving effect of this payment.  The valuation threshold is 83% as long as the unpaid principal balance exceeds $65.0 million and 75% thereafter.

Index
The Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony Pictures Home Entertainment and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facility.

The Credit Facility imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  The Credit Facility also requires us to comply with minimum financial and operating covenants as disclosed above.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the new Credit Facility, we must maintain at all times a cash balance of $3.5 million.  When repaying the previous credit facility, we recognized a $1.5 million loss from the early extinguishment of debt, which is reported as a separate line item within our statement of operations.  This loss primarily represented the unamortized debt discount and deferred financing costs at the time of repayment of our prior credit facility.

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  The unsecured subordinated notes bear an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $992,000 and added to the principal balance of these notes.  At September 30, 2014, our principal balance due pursuant to these notes was $16.0 million.

In October 2013, we began our pre-production of the next series of Foyle’s War.  Acorn Productions Ltd, and Acorn Global Enterprises Limited., both wholly-owned subsidiaries of RLJE Ltd, entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carries interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received are due on or before November 8, 2014.  This facility is substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property will become secured collateral of the Credit Facility once the Coutts loan is fully paid and settled.  At September 30, 2014, our principal balance due pursuant to these notes was $565,000.

OTHER ITEMS

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Index
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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 19, 2014.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2014, there have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

July 1, 2014 to July 31, 2014	11,570	$3.71	314,193	$521,201

August 1, 2014 to August 31, 2014	—	$—	314,193	$521,201

September 1, 2014 to September 30, 2014	22,067	$3.46	336,260	$444,764

	33,637	$3.55

Index
ITEM 6.	EXHIBITS

10.1*	Credit and Guaranty Agreement, dated as of September 11, 2014, by and among RLJ Entertainment, Inc., as Parent Borrower, and Subsidiaries of Parent Borrower, as Guarantors, the Lenders party hereto from time to time, McLarty Capital Partners SBIC, L.P., as Administrative Agent, Collateral Agent, Arranger, Bookmanager, and Syndication Agent, and Crystal Financial LLC as Documentation Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	November 7, 2014	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	By:	/S/ ANDREW S. WILSON
Andrew S. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
EXHIBIT INDEX

10.1*	Credit and Guaranty Agreement, dated as of September 11, 2014, by and among RLJ Entertainment, Inc., as Parent Borrower, and Subsidiaries of Parent Borrower, as Guarantors, the Lenders party hereto from time to time, McLarty Capital Partners SBIC, L.P., as Administrative Agent, Collateral Agent, Arranger, Bookmanager, and Syndication Agent, and Crystal Financial LLC as Documentation Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.