Form 10-K
period 2014-12-31
RLJ ENTERTAINMENT, INC.
filed 2015-05-08
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 001-35675

RLJ ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4950432
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

The aggregate market value of the voting stock held by non-affiliates computed on June 30, 2014, based on the sales price of $3.82 per share:  Common Stock - $28,736,428.  All directors and executive officers have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

The number of shares outstanding of the registrant’s common stock as of April 30, 2015:  12,895,772

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its proxy statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

RLJ ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2014 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

▪	Our financial performance, including our ability to achieve revenue growth, margins or earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, loss on extinguishment of debt, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA);
▪	The effects of limited cash liquidity on operational growth;
▪	Our obligations under the Credit Agreement, including our principal repayment obligations;
▪	Our ability to satisfy financial ratios;
▪	Our ability to raise additional capital to reduce debt, improve liquidity and fund capital requirements;
▪	Our ability to fund planned capital expenditures and development efforts;
▪	Our inability to gauge and predict the commercial success of our programming;
▪	The ability of our officers and directors to generate a number of potential investment opportunities;
▪	Our ability to maintain relationships with customers, employees and suppliers;
▪	Delays in the release of new titles or other content;
▪	The effects of disruptions in our supply chain;
▪	The loss of key personnel;
▪	Our public securities’ limited liquidity and trading; or
▪	Our ability to continue to meet the NASDAQ Capital Market continuing listing standards.

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

Overview

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.”  The use of “we,” “our” or “us” within this Annual Report is referring to RLJE and its subsidiaries.

A summary of our significant corporate entities and structure is as follows:

RLJ Entertainment, Inc.
Image Entertainment, Inc.
RLJ Acquisition, Inc.
Image/Madacy Home Entertainment LLC
Acorn Media Group, Inc.
RLJ Entertainment Holdings Ltd
RLJ Entertainment Australia Pty Ltd
RLJ Entertainment Ltd
RLJE International Ltd
Acorn Productions Ltd
Agatha Christie Ltd (64% Interest)
Agatha Christie Productions Ltd

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban programming, and full-length motion pictures.  We acquire this content in two ways:

▪	Through long-term exclusive licensing agreements where we secure multiple rights to third-party programs. Generally, the rights we secure include broadcast, theatrical, digital and physical (DVD and Blu-ray), and;

▪	Through development, production, and ownership of original drama television programming through our wholly-owned subsidiary, Acorn Productions Ltd. (or “Acorn Productions”) and our majority-owned subsidiary, Agatha Christie Limited (or ACL), as well as fitness programs through our Acacia brand.

We control a program library in genres such as British mysteries and dramas, urban/African-American, action/thriller and horror, fitness/lifestyle, and documentaries.

We monetize our library content through carefully managed distribution windows across multiple platforms including broadcast/cable channels, digital distribution formats (which are subscription video on demand (or SVOD), free video on demand (or FVOD), download-to-own, and download-to-rental), and DVD and Blu-ray retail and online ecommerce.

We market our products through a multi-channel strategy encompassing:

▪
The licensing of original program offerings through our wholly-owned subsidiary, Acorn Productions, and our majority-owned subsidiary, ACL (our Intellectual Property Licensing or IP Licensing segment);

▪	Wholesale through digital, mobile, broadcast, cable partners, ecommerce and brick and mortar (our Wholesale segment); and

▪	Direct-to-consumer activities in the United States (or U.S.) and United Kingdom (or U.K.) including traditional and e-commerce offerings and our proprietary subscription-based digital platforms (our Direct-to-Consumer segment).

Acorn Productions manages and develops our intellectual property rights on British drama and mysteries.  These rights include our 64% ownership of ACL.  ACL is home to some of the world’s greatest literary works of mystery fiction, including Murder on the Orient Express, Death on the Nile and And Then There Were None and includes publishing and TV/film rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library contains approximately 80 novels and short story collections, 19 plays and a film library of over 100 made-for-television films. In 2013, ACL commissioned a new writer to expand the Agatha Christie library and in the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie.  Our television productions are typically financed by the pre-sale of certain distribution rights, typically being international TV distribution rights, as well as tax credits.  The pre-sale of these rights, alongside the realization of tax incentives, allows Acorn Productions to reduce production risks.

Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirecTV, and Hulu.  We have a catalog of owned and long-term licensed content that is segmented into brands such as Acorn (British drama/mystery, including content produced by ACL), Image (independent feature films, action/thriller horror), Urban Movie Channel (or UMC) (urban), Acacia (fitness), and Athena (documentaries).  Our owned content includes 28 Foyle’s War made for TV films; multiple instructional Acacia titles; and through our 64% ownership interest in ACL, the Agatha Christie branded library.

Our Direct-to-Consumer segment includes the continued roll-out of our proprietary subscription-based digital channels, such as our British mystery and drama network, Acorn TV, a fitness and lifestyle channel, Acacia TV, and a recently launched channel focused on providing entertainment to an African-American audience, UMC.  As of December 31, 2014, Acorn TV had over 118,000 paying subscribers, compared to 57,000 as of the end of December 2013.  We expect the subscriber base to grow in 2015 for all of our subscription-based digital channels as we add more exclusive content to the channels.

Acorn TV was launched in July 2011 and features British mysteries and dramas with exclusive streaming of certain series such as Agatha Christie’s Poirot, Foyle’s War, Doc Martin, Murdoch Mysteries and Midsomer Murders.  Acorn TV can be accessed through the internet at www.acorn.tv  by using computers, tablets and smartphones, or through Roku, iOS mobile, Samsung Smart TVs and Blu-ray players.

In the latter part of 2014, we launched UMC, a proprietary urban digital network targeting a broad range of urban/African-American households in the U.S.  The content serves an underserved audience with a broad range of titles.  The channel leverages our current urban content library from Image along with investments in new content in the form of licensing acquisitions such as:   The Colony, Kevin Hart:  I’m a Grown Little Man, Winnie Mandela, Jamie Foxx:  I Might Need Security, Black Coffee and 35 & Ticking. Currently, UMC is offering a 14-day free trial to attract new subscribers and can be accessed through the internet at www.UrbanMovieChannel.com, Roku and through Chromecast.  In the near future, this channel will be able to be accessed through applications such as Roku, iOS and Samsung Smart TVs and Blu-ray players.

Earlier in 2014, we also expanded our proprietary digital channels by launching Acacia TV in the U.S. and Europe.  Acacia TV is a fitness and lifestyle channel promoting healthy, joyful lives.  Subscribers to Acacia TV have access to the full catalog of Acacia fitness videos, customized fitness routines, and other wellness programming produced exclusively for Acacia TV such as nutritional information and food preparation videos.  This new digital channel is available on computers, tablets and smartphones and can be accessed on the internet at www.us.acacia.tv.  Currently, subscribers have access to fitness videos such as:  Bethenny’s Skinny Girl Workout, Lisa Whelchel’s Everyday Workout for the Everyday Woman, RIPPED Total Body Challenge, Kenya Moore Booty Boot Camp and Shiva Rea Fluid Power.  Our plan is to build content for Acacia TV that will be attractive to our existing and new Acacia customers within our direct-to-consumer segment, thus driving traffic to the Acacia website and increasing customer retention.  By continuing to add content to this digital channel, we plan to build it into the flagship of the Acacia brand.

Strategic Direction of the Company

RLJE’s management believes that the continued convergence of television and the internet will deepen competition for the attention of viewers and increase the value of content, in particular for scripted television, independent feature films and niche programming.  RLJE intends to create long-term value for its shareholders by investing in its program library and building proprietary SVOD channels for its target audiences:

▪	Program library: RLJE intends to focus its content investments primarily in the development of IP rights for television dramas and the licensing of exclusive rights for scripted television, independent feature films, urban content, fitness/wellness programs and documentaries.

▪	Proprietary SVOD channels: RLJE will continue to invest in the development of proprietary SVOD channels such as Acorn TV, UMC and Acacia TV in order to develop a direct and ongoing relationship with viewers with specific interests. We plan on increasing our subscriber base by utilizing exclusive windows with premier content. We are also exploring other potential SVOD channels using our existing library including such titles as: Rage, Odd Thomas, The Colony, and Creep Show for a Horror/Thriller channel; and titles such as: WW II: A Complete History, Ancient Secrets of the Bible, Power of Myth, Civil War: Untold Story and Baseball: Golden Age of America's Game from our Athena brand for a documentary channel. Management views these channels as a new window of exploitation that is complementary to our other current forms of distribution.

▪	Other long-term growth strategies include:

➢	The increased exploitation of our film and television library outside the U.S. with a particular emphasis on key markets such as Europe and Asia.

➢	The acquisition of content libraries that either fits or complements our genre-based focus.

➢	The continued expansion of our direct-to-consumer e-commerce business.

➢	The evaluation and pursuit of opportunities to own broader digital distribution platforms, including cable/satellite networks or VOD providers, where we can directly distribute our content and expand our brands.

Investments in Content

Our business model relies on developing and acquiring content that satisfies the desire of niche audiences for higher quality entertainment within specific genres.  We then monetize content agnostically across all platforms through carefully orchestrated windows of distribution.  When developing content, we develop new treatments from the intellectual property (or IP) we own.  We also acquire finished programs through long-term exclusive contracts. We invest in content offerings that we believe will meet or exceed management’s 20% return-on-investment (or ROI) threshold.  Our definition of ROI is the return on investment over the life of the investment (generally 7 - 10 years), and it is calculated by dividing estimated content earnings by its initial investment.  Content earnings are calculated by estimating the future earnings, which is after subtracting costs (including overhead) necessary to maintain the investment, and discounting the earnings using a risk-appropriate rate.

RLJE invests approximately $45 - $60 million annually in content.  These investments are added to our balance sheet as program rights and are expensed through the statement of operations as either amortization of advances or as overage royalty payments.  During 2013 and 2014, management worked extensively on the reallocation of our content investments pursuing content with higher financial returns and strong strategic value.  Management terminated content genres and content agreements that were either not profitable, not meeting our financial goals, or areas where we could not acquire comprehensive long-term distribution rights or control over the content.  Additionally, Management re-aligned the Company’s investment across key genres, mainly British mystery and dramas, urban, action-thriller and horror, fitness, and documentaries.

Our investments in content provide us with significant cash flows and generate working capital, which are continuously redeployed to acquire or produce new content and fund strategic initiatives.  Some of the key program releases in 2014, which generated a significant amount of revenues for us, and planned releases for 2015 and 2016 are as follows:

British Mystery and Drama:

▪ Agatha Christie's Poirot, Series 11
▪ Agatha Christie’s Poirot, Series 12
▪ Agatha Christie’s Poirot, Series 13
▪ Agatha Christie’s Poirot, Complete Cases Collection
▪ Agatha Christie’s Poirot Fan Favorites Collection
▪ Foyle's War, Set 7 (Series 8)
▪ Doc Martin, Series 6
▪ The Fall, Series 2 (UK)
▪ Miss Fisher's Murder Mysteries, Series 2
▪ Midsomer Murders, Set 23
▪ Midsomer Murders, Set 24
▪ Murdoch Mysteries, Season 7
▪ New Tricks, Season 10
▪ Vera, Set 3
▪ Vera, Set 4
▪ The Missing (UK)
▪ George Gently, Series 6
▪ Jack Taylor, Set 2
▪ Agatha Christie's Marple, Series 6
▪ Still Life: A Three Pines Mystery
▪ Jeeves & Wooster Complete Collection
▪ Upstairs, Downstairs: The Ultimate Collection
▪ Case Histories, Series 2
▪ Line of Duty, Series 2
▪ Hinterland, Series 1

Urban: ▪ Winnie Mandela ▪ The Suspect ▪ And Then There Was You ▪ A Cross to Bear ▪ Black Coffee ▪ In God's Hands ▪ Four of Hearts ▪ Love the One You're With ▪ The Divorce ▪ Laughing to the Bank

Action/Thriller: ▪ Rage ▪ Devil's Knot ▪ Odd Thomas ▪ Drive Hard ▪ The Outsider ▪ The Colony ▪ Way of the Wicked ▪ Sparks ▪ The Adventurer: The Curse of the Midas Box

Horror:

▪ Wolf Creek 2
▪ Cabin Fever: Patient Zero
▪ All Cheerleaders Die
▪ The Invoking
▪ Aftermath
▪ Paranormal Diaries
▪ Werewolf Rising
▪ Misfire
▪ Devil Incarnate
▪ Hunting the Legend
▪ Tom Holland's Twisted Tales
▪ Day of the Mummy
▪ Camp Dread
▪ Phobia
▪ Varsity Blood
▪ Blackwater Vampire

Fitness:

▪ Exhale: Core Fusion Barre Basics for Beginners
▪ Lisa Whelchel's Everyday Workout for Everyday Woman
▪ Shiva Rea: Core Yoga
▪ Tai Chi for Beginners with Grandmaster William C.C. Chen
▪ R.I.P.P.E.D. Total Body Challenge

Documentaries: ▪ Ancient Secrets of the Bible ▪ Civil War: The Untold Story ▪ David Suchet: In the Footsteps of St. Paul

2015/2016 Planned Releases ▪ And Then There Were None ▪ Partners in Crime ▪ Foyle’s War, Set 8 (Series 9) ▪ The Cobbler ▪ Rewrite ▪ Mysterious Ways ▪ Blackbird ▪ Hotel Rwanda ▪ Barbershop

Growth Strategy

The last 12 months were primarily dedicated to cost containment, reallocation of content investments and the launching of our new proprietary digital channels, UMC and Acacia TV.  Our growth strategy for the next 12 – 18 months is focused on revenue growth, improving net income and increasing EBITDA while keeping operating costs contained.  We plan to achieve these goals through organic activities including:

▪	Acquisition of long-term and exclusive broad exploitation rights for finished programs across key genres that meet financial criteria of at least 20% targeted ROI including allocation of all direct and indirect costs through net income before taxes;

▪	Production and purchase of new intellectual property rights, particularly for British scripted dramas and mysteries, and urban/African-American content;

▪	Expansion of content offerings on all current and emerging digital platforms as consumers migrate from hard goods to digital consumption. In particular, we intend to grow our proprietary SVOD channels through new investments in exclusive content, promotion and improved information technology (or IT) infra-structure. Digital platforms also create opportunities for RLJE to improve gross margin as the cost to deliver can be considerably lower;

▪	Expansion of international distribution footprint. Expand licensing and direct exploitation efforts in territories such as Europe and Asia.

Our business model minimizes production and box-office risks by acquiring finished products with long-term rights over multiple platforms.  In addition, our business is complemented, particularly in the British mystery and drama genre, by the development of our own IP, whereby we leverage the operations of Acorn Productions and our relationships in the U.K. including our 64% ownership of ACL.   We strive to maximize the value of our program library by pursuing the development and acquisition of content with long-term value and by actively managing all windows of exploitation.  Also, our brands and long-running franchises promote customer loyalty and lower our overall investment risk.

Our Primary Brands

We focus on high-quality British mystery and drama television, action and thriller independent feature films and diverse urban content, along with fitness and documentary lines. Titles are segmented into genre-based, franchise and content program lines and are exploited through our various brands. Our brands are as follows:

The bestselling novelist of all time, Agatha Christie has sold more than 2 billion books, and her work contains more than 80 novels and short story collections, 19 plays and a film library of over 100 TV productions. In February 2012, Acorn Media Group acquired a 64% stake in ACL. Known for specializing in the best of British television, Acorn monetizes high-quality dramas and mysteries to the broadcast/cable and home video windows within the North American, U.K. and Australian markets. Acorn is known for mystery and drama franchises and has been releasing TV movie adaptations featuring Agatha Christie’s two most famous characters, Hercule Poirot and Miss Marple, for over a decade; both series ranking among our all-time bestselling lines. Through Agatha Christie Limited, Acorn manages the vast majority of Agatha Christie publishing and television/film assets worldwide and across all mediums and actively develops new content and productions. In addition to film and television projects, in the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie. The Agatha Christie family retains a 36% holding, and Mathew Prichard, Agatha Christie’s grandson, remains Chairman of ACL.

Acorn Productions provides us access to new content as a permanent presence in the U.K. television programming community. We further leverage the Acorn brand in our direct-to-consumer outlets in the U.S. and U.K. for our home-video releases and other complementary merchandise. With a mission to provide exceptional entertainment, imaginative gifts and uncommon quality, we market to consumers via two print catalogs, our online outlets, and our subscription digital television channel. The digital channel, Acorn TV, offers viewers over 1000 hours of high-quality British television programming, streaming 24/7 without commercials and on demand. New content is added on a weekly basis. Paid subscribers have access to all of the available programming, but Acorn TV offers several options to “try before you buy” through Apple TV, Apple iPhones, Apple iPads, Samsung mobile and tablets, YouTube and Roku. Some of the series currently airing on Acorn TV are Foyle’s War, Series 9, Poirot, Serangoon Road, The Palace, New Worlds, Secret State and The Blue Rose. As of December 31, 2014, Acorn TV surpassed 118,000 paid subscribers.  The Acorn catalog (www.acornonline.com) focuses on British television, specialty programming and other distinctive merchandise. Our Acorn brand generates revenues that are reported in the IP Licensing (Agatha Christie revenues), Wholesale (DVD and digital download sales) and Direct-to-Consumer segments (catalog sales and digital channels revenues).

Image Entertainment (or Image) is a leading film and television licensee focusing on action, thriller, and horror independent feature films. Image licenses exclusive long-term exploitation rights across all distribution channels, with terms ranging generally from 5 to 25 years. Image content is currently distributed primarily in the U.S. and Canada through broadcast/cable, physical and digital platforms. In 2014, we began to exploit Image-branded content in the U.K. and Australia. Our Image titles that generated the highest amount of revenues in 2014 were Rage, Odd Thomas and Devil’s Knot. All of the revenues generated by the Image brand are included in our Wholesale segment.

The Urban Movie Channel (urbanmoviechannel.com) or UMC, launched in November 2014.  UMC is a premium subscription-based streaming service exclusive to RLJ Entertainment, Inc. and it is devoted to the development, production, and acquisition of feature films, comedy specials, stage plays, documentaries, music,  and entertainment for African American and urban audiences.  New titles are added weekly in addition to the more than 150 titles in our UMC library, which include live stand-up performances featuring Academy Award® winner Jamie Foxx and comedic rock star Kevin Hart; documentaries Dark Girls and I Ain’t Scared of You: A Tribute to Bernie Mac; feature films All Things Fall Apart starring Grammy Award® winner 50 Cent and directed by Mario Van Peebles, The Last Fall starring budding superstars Lance Gross and Nicole Beharie, and The Colony starring Laurence Fishburne; and stage play productions including What My Husband Doesn’t Know by David E. Talbert, who is described by Variety as “the acknowledged kingpin of urban musicals.” Subscribers can access UMC from their tablet, phone and laptop to watch movies from today’s most recognizable talent available on demand and commercial-free.

Other Brands

Acacia is a healthy-living brand that encompasses original programming on DVD, a direct-to-consumer catalog and a recently launched digital channel called Acacia TV. Acacia provides distinctive, nature-oriented products to enhance customers’ enjoyment of their surroundings and to improve their appearance and well-being. We cater to customers seeking quality products that focus on physical and spiritual well-being, fitness and natural decor.

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

Image Madacy Entertainment

The Image Madacy Entertainment library includes classic television and historical footage, as well as numerous special-interest projects. Some of the widely distributed titles include The Three Stooges, The John Wayne Collection, The Lone Ranger Collection, Bonanza and The Beverly Hillbillies, as well as documentaries about World War I and II, the Civil War, the Vietnam War, NASA, dream cars, trains and various travel collections.

Trademarks

We currently use several registered trademarks including: RLJ Entertainment, Acorn, Acorn Media, Acacia, Athena, Yoga to the Rescue, Healthy Joyful Living, Keeping Fit, Keeping Fit in Your 50s, Engage Your Mind Expand Your World, The Best British TV, The Best British Television, Acorn TV, Image, Image Entertainment, One Village Entertainment, Image Madacy Entertainment, and Midnight Madness Series.  We also currently use registered trademarks through our majority-owned subsidiary ACL including: Agatha Christie, Miss Marple and Poirot.  Recently, we filed U.S. Federal trademarks for “UMC - Urban Music Channel” in May 2014 and “Acacia TV” in June 2014.

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

Segments

Management views the operations of the Company based on three distinct reporting segments: (1) Intellectual Property Licensing (or IP Licensing); (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these operating segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own, produce and then exploit worldwide in various formats including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in the same markets as our owned content.  The Wholesale segment exploits the content to third parties such as Walmart, Best Buy, Target, Amazon and Costco while the Direct-to-Consumer segment distributes directly to the consumer through different exploitation channels.  The Direct-to-Consumer segment distributes film and television content through our e-commerce websites, mail-order catalogs and our proprietary, subscription-based, digitally streaming channels (Acorn TV, UMC and Acacia TV).  The segment also sells complementary merchandise through our mail-order catalogs: Acorn and Acacia.

Net revenues by reporting segment for the periods presented are as follows:

	Years Ended December 31,
(In thousands)	2014	2013

IP Licensing	$8,752	$8,019
Wholesale	91,379	115,397
Direct-to-Consumer	37,558	41,414
Total revenues	$137,689	$164,830

Assets for each reporting segment and Corporate as of December 31, 2014 and 2013 are as follows:

(In thousands)	December 31,
	2014	2013

IP Licensing	$30,197	$36,127
Wholesale	140,935	160,968
Direct-to-Consumer	12,049	15,964
Corporate	8,873	7,211
	$192,054	$220,270

IP Licensing

A summary of the IP Licensing segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Revenue	$8,752	$8,019
Operating costs and expenses	(6,662)	(7,967)
Depreciation and amortization	(115)	(89)
Share in ACL earnings	2,580	3,296
IP Licensing segment contribution	$4,555	$3,259

Our IP Licensing segment includes owned intellectual property that is either acquired or created by us and is licensed for exploitation worldwide.  The operating activities consist of our 100% interest in Foyle’s War Series 8 and Series 9. Our IP Licensing segment does not include revenues generated or costs incurred from the exploitation of Foyle’s War Series by our Wholesale segment. Also included is our 64% majority interest in ACL.  ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors by the minority shareholder. Gross margin percentages generated from content that is owned is generally higher than margins realized from content that is not owned.

As part of our growth strategy, we plan to continue to produce and own more intellectual property with an emphasis in British mysteries and dramas and urban programming.

Wholesale

A summary of the Wholesale segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Revenue	$91,379	$115,397
Operating costs and expenses	(85,595)	(118,455)
Depreciation and amortization	(1,684)	(3,115)
Wholesale segment contribution	$4,100	$(6,173)

The Wholesale segment consists of acquisition of content, content enhancement and worldwide exploitation of exclusive content in various formats to third parties such as Walmart, Best Buy, Target, Amazon and Costco.  We market and exploit our exclusive content through agreements that generally range from 5 to 25 years in duration.  The revenues generated in our Wholesale segment are historically our most consistent revenue stream.

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

We engage in the exclusive licensing of the digital rights to our library of audio and video content. The demand for the types of programming found in our library continues to increase as new digital retailers enter the online marketplace.  We seek to differentiate ourselves competitively by being a one-stop source for these retailers who desire a large and diverse collection of entertainment represented by our digital library.  We enter into non-exclusive arrangements with retail and consumer-direct entities whose business models include the digital delivery of content. We continue to add video and audio titles to our growing library of exclusive digital rights.  The near-term challenges faced by all digital retailers are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits.  Some of our digital retailers include Netflix, iTunes, Amazon, Hulu, Microsoft Xbox Live Marketplace, Sony PlayStation, YouTube/Google, Vudu, Vevo, Intel, Roku and Samsung.

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

Outside North America and the U.K., we sublicense distribution in the areas of home entertainment, television and digital through distribution partners such as Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia, each of which pays us a royalty for their distribution of our products.

Direct-to-Consumer

A summary of the Direct-to Consumer segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Revenue	$37,558	$41,414
Operating costs and expenses	(41,413)	(44,762)
Depreciation and amortization	(3,415)	(2,931)
Goodwill impairment	(981)	—
Direct-to-Consumer segment contribution	$(8,251)	$(6,279)

The Direct-to-Consumer segment exploits the same film and television content as the Wholesale segment but exploits the content directly in the U.S. and the U.K. to consumers through various proprietary SVOD channels and in our catalogs (Acorn and Acacia) and our e-commerce websites.  To date, we have three proprietary digital subscription channels, which are Acorn TV, UMC and Acacia TV.  We are continually rolling-out new content on our digital channels and attracting new subscribers.  As of December 31, 2014, Acorn TV had over 118,000 subscribers compared to 57,000 subscribers at December 31, 2013.

During 2014, we delivered 21.5 million catalogs and flyers of which 20.4 million were delivered in the U.S. and 900,000 were delivered in the U.K. We had approximately 4.4 million visitors in 2014 to our e-commerce websites with 4.7% of the visitors purchasing our products.  The catalogs and online businesses have diverse product offerings marketed to a select audience. Through our brands, Acorn and Acacia, our product offering includes DVDs, lifestyle products for the discerning British mystery consumer, apparel, jewelry, and decorative household items.  The Direct-to-Consumer segment achieved record sales of proprietary DVDs to consumers in 2014.

During 2011, Acorn Media launched its first online paid subscription channel, Acorn TV, with the stated goal of being a distinctive point for consumers with interest in high-quality British TV programming.  Viewership continues to grow with free subscriptions offered over a 30-day period.  Acorn TV is currently available through the branded Acorn website and through applications currently with YouTube and Roku consumers.  New applications were launched in 2014 and include iOS application for iPhones, iPads and Samsung devices.  During 2015, we plan on investing in more exclusive content for our digital channels and establishing partnerships with device manufactures and other third-party digital platforms to assist with increasing viewership and subscribers during 2015.

In late 2014, we launched UMC, an urban digital proprietary network targeting a broad range of the African-American households in the U.S.  The network is anticipated to skew towards a younger demographic versus our Acorn TV offering.  The content will leverage our current urban content library from Image along with investments in new content in the form of co-productions and acquisitions.

In early 2014, we expanded our proprietary digital channels by launching Acacia TV in the U.S. and Europe.  Acacia TV is a fitness and lifestyle channel with the primary goal of assisting viewers in living healthy, joyful lives.  Subscribers to Acacia TV have access to the full catalog of Acacia fitness videos, customized fitness routines for adding variety, and video content produced exclusively for Acacia TV such as nutritional information and food preparation videos.

Outsourced Services

In 2013, we consolidated our Wholesale fulfillment partners to better manage capital and reduce costs.  Under a Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE), SPHE acts as our exclusive manufacturer in North America to meet our hard good manufacturing requirements (DVD and Blue-ray) and to provide related fulfillment and other logistics services in exchange for certain fees.  Our agreement with SPHE expires in August 2019. Under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and also the risk of inventory loss with respect to the inventory they manage on our behalf.

In addition to conventional manufacturing, we also utilize SPHE’s capability to manufacture-on-demand (or MOD).  MOD services are provided for replication of slower moving titles, which helps avoid replicating larger minimum quantities of certain titles, and can be used for direct-to-consumer sales as needed.  Under our agreement, SPHE also provides certain operational services at our direction, including credit and collections, merchandising, returns processing and certain IT functions.

We believe the SPHE agreement provides us with several significant advantages, including:

▪	The ability to sell directly to key accounts such as Walmart, Best Buy and Costco, which eliminates other third-party distributor fees, provides incremental revenues, higher gross margins and the ability to better manage retail inventories;

▪	Access SPHE’s point-of-sale reporting systems to better manage replenishment of store inventories on a daily basis; and

▪	Access SPHE’s extensive scan-based trading network that features product placement in over 20,000 drug and grocery outlets.

We also outsource certain post-production and creative services necessary to prepare a disc master for manufacturing and packaging/advertising materials for marketing of our products.  Such services include:

▪	Packaging design;
▪	DVD/Blu-ray authoring and compression;
▪	Menu design;
▪	Video master quality control;
▪	Music clearance; and
▪	For some titles, the addition of enhancements, such as:
➢	multiple audio tracks;
➢	commentaries;
➢	foreign language tracks;
➢	behind-the-scenes footage; and
➢	interviews.

In the U.K., we have a fulfillment and logistics services arrangement with Sony DADC UK Limited, which is similar to the arrangement we have with SPHE in North America.

In the U.S., Trade Global is our outsourced fulfillment partner that assists with managing our Direct-to-Consumer segment’s catalog business. They provide the following services:  customer service, order management and fulfillment, cash collection, credit card processing, merchandise return processing and inventory management.

Marketing and Sales

Our in-house marketing department manages promotional efforts across a wide range of off-line and online platforms.  Our marketing efforts include:

▪	Point-of-sale advertising;
▪	Print advertising in trade and consumer publications;
▪	Television, outdoor, in-theater and radio advertising campaigns;
▪	Internet advertising, including viral and social network marketing campaigns;
▪	Direct-response campaigns;
▪	Dealer incentive programs;
▪	Trade show exhibits;
▪	Bulletins featuring new releases and catalog promotions; and
▪	Public relations outreach programs.

RLJE maintains its own sales force and has a direct selling relationship with the majority of its broadcast and cable/satellite partners, and retail customers.  We sell our programs to broadcasters, cable and satellite providers, traditional and specialty retailers, internet retailers, rental outlets, wholesale distributors and through alternative exploitation efforts, which includes direct-to-consumer print catalogs, proprietary e-commerce websites, direct-response campaigns, subscription service/club sales, proprietary SVOD subscription channels, home shopping television channels, other non-traditional sales channels, kiosks and sub-distributors.  Examples of our key broadcast/cable/satellite partners are DirecTV, Starz, BET and public television stations.  Examples of our key customers are Amazon.com, Walmart, Best Buy Co., Target, Costco and HMV. Examples of our key distribution partners are Video Products Distributors, Ingram Entertainment, ITV Global Enterprises and All3Media. Examples of key rental customers are Netflix and Redbox.

We also focus on special-market sales channels, to take advantage of our large and diverse catalog and to specifically target niche sales opportunities.  Examples of our key customers within special markets are Midwest Tapes and Waxworks.  Another special-market channel is scanned-based trading in conjunction with SPHE.

Additionally, in connection with our Distribution Services and License Agreement with SPHE, SPHE agreed to perform certain sales and inventory management functions at Walmart, Best Buy and Target.  By using SPHE, we benefit from having a major studio present RLJE’s product alongside its own releases, which include well known motion pictures.  SPHE is our primary vendor of record for shipments of physical product to North American retailers and wholesalers, and as the vendor of record, they are responsible for collecting these receivables and remitting these proceeds to us.  In the U.K., similar services are provided by Sony DADC UK Limited.

Customer Concentration

Amazon accounted for approximately 19.0% of our net revenues for the year ended December 31, 2014.  We do not have any other customers which accounted for more than 10.0% of our net revenues for the year.  Our top five customers accounted for approximately 46.2% of our net revenues for 2014, which includes Amazon.  At December 31, 2014, SPHE and Netflix accounted for approximately 44.0% and 21.4%, respectively, of our gross accounts receivables.

Competition

We face competition from other independent distribution companies, major motion picture studios and broadcast and internet outlets in securing exclusive content distribution rights.  We also face competition from online and direct-to-consumer retailers, as well as alternative forms of leisure entertainment, including video games, the internet and other computer-related activities.  The success of any of our products depends upon consumer acceptance of a given program in relation to current events as well as the other products released into the marketplace at or around the same time.  Consumers can choose from a large supply of competing entertainment content from other suppliers.  Many of these competitors are larger than us.  Our DVD and Blu-ray products compete for a finite amount of brick-and-mortar retail and rental shelf space. Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which can be supported by additional placement fees or previous sales success.  Programming is available online, delivered to smart phones, tablets, laptops personal computers, or direct to the consumers’ TV set through multiple internet-ready devices and cable or satellite VOD.  Digital and VOD formats are growing as an influx of new delivery devices, such as the Apple iPad and the Microsoft Xbox, gain acceptance in the marketplace.  According to ABI Research, as of December 31, 2013, there were approximately 70 million name-brand tablets owned in the U.S., and the number is rapidly growing.  We face increasing competition as these platforms continue to grow and programming providers enter into distribution agreements for a wider variety of formats.

Our ability to continue to successfully compete in our markets is largely dependent upon our ability to develop and secure unique and appealing content, and to anticipate and respond to various competitive factors affecting the industry, including new or changing product formats, changes in consumer preferences, regional and local economic conditions, discount pricing strategies and competitors’ promotional activities.

Industry Trends

According to The Digital Entertainment Group (or DEG), consumer home entertainment spending in calendar 2014 exceeded $17.8 billion, or a year-over-year decline of 1.8%.  This slight decrease was driven by the continued decrease in physical format sales (led by the maturing of DVD’s), which decreased year-over-year by 10.9%.  Offsetting this decrease was a 16.1% year-over-year increase in digital-format revenues to over $7.5 billion in 2014.

Digital-format revenues include electronic sell-through (or EST), VOD and subscription-based streaming.   Subscription-based programing revenues increased by 25.8% in 2014 compared to 2013, while revenues from other digital formats increased by 6.7%.

DEG reported that in 2014 the number of homes with Blu-ray playback devices, including set-top boxes, game consoles and home-theater-in-a-box systems, was 70 million.  DEG also reported that the number of households with HDTV is now more than 95 million.

According to PricewaterhouseCoopers LLP’s Global Entertainment and Media Outlook for 2014-2018, consumer spending for the overall physical home entertainment segment in the U.S. is projected to decline at a 6.5% compound annual rate over the 2014-2018 period to approximately $8.7 billion in 2018.  While the decline in consumer spending on physical home entertainment continues, although at a lower rate than in past years, it is substantially offset by the increase in consumer spending on electronic home video.  Consumer spending in the U.S. on electronic distribution, driven primarily by SVOD, will surge from $7.3 billion in 2013 to $17.0 billion in 2018, compounded annual rate of 18.3% over the 2014-2018 period as a result of growth in existing services (e.g., Netflix, Apple, Microsoft, etc.), augmented with new download service providers, growth in video-friendly hardware (e.g., tablets) and growing consumer acceptance of digital lockers.  By 2018, the electronic home video segment is projected to be the main contributor to total filmed entertainment revenue at 43%, overtaking the box office in 2017.

Employees

As of February 13, 2015, we had 109 U.S.-based employees at our Maryland, California and Minnesota locations.  We had 38 employees at our U.K. and Australia locations.  Our employees are primarily employed on a full-time basis.

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

Risks Relating to Our Liquidity and Credit Agreement

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions, which may or may not be successful, to satisfy our obligations under our indebtedness. Our ability to make scheduled payments depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with certain lenders and McLarty, as Administrative Agent. In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured Credit Agreement and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

▪	Our debt holders could declare all outstanding principal and interest to be due and payable; and
▪	We could be forced into bankruptcy or liquidation.

Our Credit Agreement contains covenants that may limit the way we conduct business.  Our Credit Agreement contains various covenants limiting our ability to:

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

Our Credit Agreement includes covenants that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be certain we will satisfy those ratios.  As of March 31, 2015, we were not in compliance with our minimum cash balance requirement, which was waived by our lenders on April 15, 2015.

Our Credit Agreement provides that the failure to comply with the financial ratios or other covenants or a material adverse change in our business, assets or prospects constitutes an “event of default.”  If we are unable to comply with the financial ratios, comply with other covenants as specified in the Credit Agreement, our lenders may choose to assert an event of default under our Credit Agreement.  In this event, unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which would have a material adverse effect on our liquidity, business, results of operations, and financial condition.

We may not be able to generate the amount of cash needed to fund our future operations. Our ability either to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future.  Our ability to generate cash is in part subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations to fund our liquidity needs.

Our liquidity depends on our cash-on-hand, operating cash flows and ability to collect cash receipts.  At March 31, 2015, our cash and cash equivalents were approximately $3.1 million and, in accordance with the April 15, 2015 amendment to the Credit Agreement, we are required to maintain $1.0 million of cash at all times. We rely on our cash-on-hand, operating cash flows and ability to collect cash receipts to fund our operations and meet our financial obligations.  Delays or any failure to collect our trade accounts receivable would have a negative effect on our liquidity.

We have pledged our intellectual property assets to secure our Credit Agreement, and this represents a risk to our business, results of operations and financial condition. In order to secure the financing necessary to operate our business, we pledged all of our intellectual property rights as collateral to our Credit Agreement. If we were to default on our obligations under the Credit Agreement, we could forfeit our intellectual property and, thereby, a primary source of revenue. This could have a material adverse effect on our business, results of operations and financial condition.

We are seeking additional capital funding and such capital may not be available to us. We are exploring various equity financing alternatives. If we are unable to obtain additional capital, we may be required to delay or reduce our operations. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. If we raise additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.  Market and industry factors may harm the market price of our common stock and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds.

Risks Relating to Our Business

We have limited working capital and limited access to financing.  Our cash requirements, at times, may exceed the level of cash generated by operations. Accordingly, we may have limited working capital.

Our ability to obtain adequate additional financing on satisfactory terms may be limited and our Credit Agreement prevents us from incurring additional indebtedness.  Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution.  If adequate financing is not available at all or it is unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

Our business requires a substantial investment of capital.  The production, acquisition and distribution of programming require a significant amount of capital. Capital available for these purposes will be reduced to the extent that we are required to use funds otherwise budgeted for capital investment to fund our operations and/or make scheduled payments on our debt obligations. Curtailed content investment over a sustained period could have a material adverse effect on future operating results and cash flows.  Further, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our television programs or motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our operating cash flow and from other financing sources. Although we intend to continue to mitigate the risks of our production exposure through pre-sales to broadcasters and distributors, tax credit programs, government and industry programs, co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of new television programs and motion pictures. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our inability to gauge and predict the commercial success of our programming could adversely affect our business, results of operations and financial condition.  Operating in the entertainment industry involves a substantial degree of risk.  Each video program or feature film is an individual artistic work, and its commercial success is primarily determined by unpredictable audience reactions.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible external factors, all of which are subject to change and cannot be predicted.  Timing is also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g., an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).  Our success depends in part on the popularity of our content and our ability to gauge and predict it.  Even if a film achieves success during its initial release, the popularity of a particular program and its ratings may diminish over time.  Our inability to gauge and predict the commercial success of our programming could materially adversely affect our business, results of operations and financial condition.

We may be unable to recoup advances paid to secure exclusive distribution rights.  Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Most agreements to acquire content require upfront advances against royalties or net profits participations expected to be earned from future distribution.  The amount we are willing to advance is derived from our estimate of net revenues that will be realized from our distribution of the title.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates.  If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of advances paid.  We recorded impairments of $4.8 million and $6.4 million during 2014 and 2013, respectively, related to our investments in content.

Our inability to maintain relationships with our program suppliers and vendors may adversely affect our business.  We receive a significant amount of our revenue from the distribution of content for which we already have exclusive agreements with program suppliers.  However, titles which have been financed by us may not be timely delivered as agreed or may not be of the expected quality.  Delays or inadequacies in delivery of titles, including rights clearances, could negatively affect the performance of any given quarter or year.  In addition, results of operations and financial condition may be materially adversely affected if:

▪	We are unable to renew our existing agreements as they expire;
▪	Our current program suppliers do not continue to support digital, DVD or other applicable format in accordance with our exclusive agreements;
▪	Our current content suppliers do not continue to license titles to us on terms acceptable to us; or
▪	We are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive or high-profile titles in a timely and efficient manner.

Disputes over intellectual property rights could adversely affect our business, results of operations and financial condition.  Our sales and net revenues depend heavily on the exploitation of intellectual property owned by us or third parties from whom we have licensed intellectual property. Should a dispute arise over, or a defect be found in, the chain of title in any of our key franchises, this could result in either a temporary suspension of distribution or an early termination of our distribution license. This could have a material adverse impact on our business, results of operations and financial condition.

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

A high rate of product returns may adversely affect our business, results of operations and financial condition.  As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home-video retail marketplace, which when it occurs tends to result in inventory consolidation and increased returns.  We have experienced a high rate of product returns over the past three years.  We expect a relatively high rate of product returns to continue, which may materially adversely affect our business, results of operations and financial condition.

We depend on third-party shipping and fulfillment companies for the delivery of our products.  If these companies experience operational difficulties or disruptions, our business could be adversely affected.  We rely on SPHE, our distribution facilitation and manufacturing partner in North America, Sony DADC UK Limited in the U.K, and Trade Global, our fulfillment partner in the U.S. for a majority of our Direct-to-Consumer sales, to determine the best delivery method for our products.  These partners rely entirely on arrangements with third-party shipping companies, principally Federal Express and UPS, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between our partners and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from our partners to our customers, could disrupt our business, reduce net sales and harm our reputation.  Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

Economic weakness may continue to adversely affect our business, results of operations and financial condition.  The global economic downturn had a significant negative effect on our revenues and may continue to do so. As consumers reduced spending and scaled back purchases of our products, we experienced higher product returns and lower sales, which adversely affected our revenues and results of operations in previous years.  Although consumer spending has improved over the last few years, weak consumer demand for our products may occur and may adversely affect our business, results of operations and financial condition.

Our high concentration of sales to and receivables from relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations and financial condition.  During 2014, our net revenues from Amazon were 19.0% of our net revenues.  Our top five customers accounted for approximately 46.2% of our net revenues for 2014.  SPHE and Netflix accounted for approximately 44.0% and 21.4%, respectively, of our gross accounts receivable as of December 31, 2014.

We may be unable to maintain favorable relationships with our retailers and distribution facilitators including SPHE and Sony DADC UK Limited.  Further, our retailers and distribution facilitators may be adversely affected by economic conditions.  If we lose any of our top customers or distribution facilitators, or if any of these customers reduces or cancels a significant order, it could have a material adverse effect on our liquidity, business, results of operations and financial condition.

We face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties.  If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have a material adverse effect on our business, financial condition, results of operations and liquidity.

A high concentration of our gross accounts receivables is attributable to SPHE and Sony DADC UK Limited, as they are our vendor of record for shipments of physical product to North American and U.K. retailers and wholesalers.  As part of our arrangement with our distribution facilitation partners, SPHE and Sony DADC UK Limited collect the receivables from our end customers, provide us with monthly advance payments on such receivables (less a reserve), and then true up the accounts receivables accounting quarterly.  While we remain responsible for the credit risk from the end customer, if SPHE or Sony DADC UK Limited should fail to adequately collect and pay us the accounts receivable they collect on our behalf, whether due to inadequate processes and procedures, inability to pay, bankruptcy or otherwise, our financial condition, results of operations and liquidity would be materially adversely affected.

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

Under English law, the amount, timing and form of payment of any dividends or other distributions is a matter for ACL’s board of directors to determine, and, as a result, we cannot control when these distributions are made. If ACL’s board of directors decides not to authorize distributions, our revenue and cash flow may decrease, materially adversely affecting our business, results of operations, liquidity and financial condition.

Our business plan and future growth depend in part on our ability to commercialize the IP owned by ACL based on commissions for new programming from broadcasters, over whom we have no control.  If we are unable to successfully implement this strategy, the results of operations and financial condition could be materially adversely affected. Our financial condition and results of operation will depend, in part, on our ability to commercialize the IP owned by ACL. Whether we are able to successfully commercialize the IP owned by ACL, including the creation of new content, will depend, in part, on ACL obtaining commissions for new programming from broadcasters (such as ITV, BBC, and Sky in the UK and Fox, Disney and other studios in the U.S.). The ability to obtain commissions for new programming from broadcasters will depend on many factors outside of our control, including audience preferences and demand, financial condition of the broadcasters, the broadcasters’ budgets and access to financing, competitive pressures and the impact of actual and projected general economic conditions. We cannot guarantee that we will be able to obtain such commissions for new programming within our anticipated timeframe or at all. Without such commissions for new programming, we may not be able to successfully commercialize the IP of ACL in a timely or cost-effective manner, if at all. Failure to obtain commissions for new programming could adversely affect our market share, revenue, financial condition, results of operations, relationships with our distributors and retailers and our ability to expand our market, all of which would materially adversely affect our business, revenues and financial results.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.  Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Moreover, we believe that our success greatly depends on the contributions of our Chairman, Robert L. Johnson, executive officers including Chief Executive Officer, Miguel Penella, and Chief Financial Officer, Andrew S. Wilson, and other key executives. Although we have employment agreements with certain members of our executive management, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market's perception of us.  Competition for the caliber of talent required to acquire and exploit content continues to increase.If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition could suffer.

We face risks from doing business internationally.  We exploit and derive revenues from television programs and feature films outside the U.S., directly in the U.K. and in Australia, and through various third-party licensees elsewhere. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

▪	Laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
▪	Changes in local regulatory requirements, including restrictions on content, differing cultural tastes and attitudes;
▪	Differing degrees of protection for intellectual property;
▪	Financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;
▪	The instability of foreign economies and governments;
▪	Fluctuating foreign exchange rates; and
▪	War and acts of terrorism.

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

In addition, we may be subject to examination of our income tax returns by federal, state and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from those reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have a material adverse effect on our business and operating results.

Risks Relating to Our Industry

Revenues from the sale of DVD’s are declining.  During calendar 2014, the standard DVD marketplace experienced the eighth straight year-over-year decline for the category since the format debuted in 1997. We estimate that approximately 52.3% of our current net revenue base is generated from the sale of physical goods, which include the revenues from the sale of DVDs.  The continued maturation of the standard DVD format may continue to adversely affect our business, results of operations and financial condition.

Decreasing retail prices for DVDs may negatively affect our revenues and gross profit margins.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we can.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, led to lower sales, decreased profit margins or decreased overall revenues.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely affect our business, results of operations and financial condition.  We face increasing competition from major motion picture studios and other independent content suppliers for limited retail shelf space, which space has been shrinking in absolute terms as brick and mortar retailers have fewer stores and lower budgets for the home-video space within their stores.  Our exclusive content competes for a finite amount of shelf space against a large and diverse supply of entertainment content from other suppliers.  New releases generally exceed several hundred titles a week.  We believe this competition can be especially challenging for independent labels like us, because the new releases of major studios often have extremely high visibility, greater marketing support and sales projections in the millions of units, which typically require much more shelf space to support.

Shelf space limitations at our brick and mortar retail customers are exacerbated by the increasing popularity of the high-definition format, Blu-ray.  The combination of standard discs, premium discs and special-edition boxed sets across two formats means that a release can come in as many six different configurations.  With the possible exception of our most popular new release titles and top-selling catalog titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core brick and mortar customers.  The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” placement) has the effect of reducing the total number of titles actually carried by a retailer.

We cannot accurately predict the overall effect shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on distributors.  In addition to uncertainty regarding the DVD market, there is uncertainty as to whether other developing distribution channels and formats, such as VOD and internet distribution of television and films, will attain expected levels of public acceptance, or if such channels or formats are accepted by the public, whether we will be successful in exploiting the business opportunities they provide.  Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, the demand for delivery through DVDs may decrease.

Our revenues and results of operations may fluctuate significantly. Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the television programming and feature films that we exploit, which cannot be predicted with certainty.  In particular, the underperformance of the VOD or SVOD window of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

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

Any future sales of equity may significantly affect the market price of our common stock. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding warrants, or other convertible securities, if any, could adversely affect the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, our stockholders may experience substantial dilution and the price of our common stock may fall.  New equity securities issued may also have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market.  We are authorized to issue 250,000,000 shares of our common stock.  As of April 30, 2015, we had 12,895,772 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants. As of April 30, 2015, we had outstanding warrants to purchase 21,041,667 shares of our common stock at a price of $12.00 per share. To the extent the shares of common stock are issued or warrants are exercised, holders of our common stock will experience dilution. In addition, our financing composed of securities convertible into or exchangeable for common stock will result in dilution to holders of our common stock.

 We may choose to redeem our outstanding warrants at a time that is disadvantageous to the warrant holders.  Subject to there being a current prospectus under the Securities Act of 1933, as amended, we may redeem all of our outstanding warrants at any time at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption if, and only if, the last sale price of shares of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending three business days before we send the notice of redemption. If we were to call all of our outstanding warrants for redemption, the warrant holders could be forced:

▪	To pay the cash exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

▪	To sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

▪	To accept the nominal redemption price, which at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

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

We have disclosed a material weakness in our internal control over financial reporting relating to the review of content ultimates and the preparation and review of reconciliations that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.  In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2014, we identified a material weaknesses in our internal control over financial reporting relating to the review of content ultimates and the preparation and review of reconciliations. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Management’s Annual Report on Internal Control over Financial Reporting” under Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of the annual report, management identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the review of content ultimates and the preparation and review of reconciliations. During fiscal 2015, the Company commenced a remediation plan to address these control deficiencies.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition or results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and NASDAQ, including a delisting from the NASDAQ, which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

RLJE’s principal executive office is located in Silver Spring, Maryland.  We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates.  All locations are leased.  A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	April 30, 2022	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K., including ACL	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration	March 1, 2017	Wholesale

(1)	The segment descriptions above reflect the location’s primary activity.

We believe that our current offices are adequate to meet our business needs, and our properties and equipment have been well maintained.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to content ownership and copyright matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

	Common Stock		Warrants
	High	Low	High	Low
2014
First quarter	$5.01	$4.31	$0.40	$0.22
Second quarter	$4.38	$3.36	$0.30	$0.22
Third quarter	$3.90	$2.28	$0.22	$0.05
Fourth quarter	$4.04	$1.98	$0.25	$0.08

2013
First quarter	$5.19	$3.55	$0.28	$0.15
Second quarter	$4.90	$3.66	$0.22	$0.17
Third quarter	$6.07	$4.50	$0.37	$0.22
Fourth quarter	$5.36	$4.06	$0.50	$0.21

Stockholders

As of April 30, 2015, there were 12,895,772 shares of our common stock outstanding, which were held by approximately 338 holders of record, and warrants to purchase approximately 21,041,667 shares of our common stock issued and outstanding, which were held by approximately 30 holders of record.  The number of holders of record does not include the number of persons whose securities are in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our Credit Agreement restricts our ability to pay dividends on our common stock.  For more information on these restrictions, please refer to Note 10, Debt of our Consolidated Financial Statements and in the Capital and Liquidity sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (or MD&A).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

October 1, 2014 to October 31, 2014	24,936	$3.79	24,936	$350,363
November 1, 2014 to November 30, 2014	—	$—	—	$350,363
December 1, 2014 to December 31, 2014	—	$—	—	$350,363

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (1)
Equity compensation plans approved by security holders	––	$––	787,668
Equity compensation plans not approved by security holders:	––	––	––
Total	––	$––	787,668

(1)	Represents shares available for grant in the future under our 2012 Incentive Compensation Plan.

Additional information with respect to the shares of our common stock that may be issued under our existing stock-based compensation plans is disclosed in our consolidated financial statements in Note 13, Stock-Based Compensation.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described under the heading "Forward-Looking Statements" of this Annual Report, our actual results could differ materially from those anticipated in our forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Annual Report, including in Item 1A of this Annual Report under the heading “Risk Factors.”  You should not place undue reliance on our forward-looking statements, which apply only as of the date of this Annual Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

RLJE is a global media company for distinct, passionate audiences.  We strive to be a preferred source and destination for entertainment for a variety of distinct audiences with particular and special programming interests.  We acquire, develop and exploit television, film and other media content agnostically across all platforms of distribution.  We actively manage all windows of exploitation to optimize the reach of our promotional efforts and maximize the value of our releases.

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban programming, and full-length independent motion pictures.  We also develop, produce, and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, in addition to the development and production of fitness titles through our Acacia brand.  We have a library of titles segmented into genre-based brands such as Acorn (British drama and mystery television), Image (action, thriller and horror feature films), Urban Movie Channel or “UMC” (urban), Acacia (fitness), Athena (life-long learning documentaries) and Image/Madacy (uniquely packaged collections of classic television, historical footage and films).  Our owned content includes 28 Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the vast majority of the works of Agatha Christie.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online, and retail outlets (Wholesale segment); and (3) direct relations with consumers via proprietary e-commerce, mail-order catalog, and SVOD channels (Direct-to-Consumer segment).

RLJE Ltd manages our British drama co-productions, including Foyle’s War, which is one of our most successful Acorn television series, and the intellectual property rights owned by ACL including all the TV/film and publishing revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of over 100 made-for-television films.  In 2013, ACL commissioned a new writer to expand the Agatha Christie library content, and in the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie.

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

Our Direct-to-Consumer segment includes our proprietary SVOD channels, which are Acorn TV, Acacia TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and mail-order catalogs.  As of December 31, 2014, Acorn TV had over 118,000 paying subscribers.  In late 2014, we launched our urban content SVOD channel, UMC.  In response to the strategic opportunity brought by the convergence of television and the internet, we expect to continue to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infra-structure for our SVOD channels.  We also plan to develop other audience-based, premium SVOD channels based on our existing content library.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast, DVD and Blu-ray, and digital (which include VOD, SVOD, streaming, and downloading).  We also sublicense certain distribution rights to others to cover territories outside the U.S., the U.K., and Australia.  The Wholesale segment exploits content through third-party vendors such as DirecTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

Revenue Sources

Net revenues by reporting segment as a percentage of total net revenues for the periods presented are as follows:

	Years Ended December 31,
(In thousands)	2014	2013

IP Licensing (1)	6.4%	4.9%
Wholesale	66.4%	70.0%
Direct-to-Consumer	27.2%	25.1%
Total revenues	100.0%	100.0%

(1)	Reported net revenues exclude revenues generated by our 64% owned subsidiary, ACL, which is accounted for under the equity method of accounting.

Revenues by geographical area as a percent of the total revenues are as follows:

	Years Ended December 31,
(In thousands)	2014	2013

United States	81.6%	84.4%
United Kingdom	17.1%	14.6%
Other	1.3%	1.0%
Total revenues	100.0%	100.0%

Wholesale Segment

DVD and Blu-ray

Our primary source of revenues within the Wholesale segment continues to be from the exploitation of exclusive content on DVD and Blu-ray through third-party vendors such as Walmart, Best Buy, Target Costco, and Amazon.

Digital, VOD and Broadcast

Revenues derived from digital and broadcast exploitation of our content continue to rapidly grow as a percentage of revenues.  Net revenues derived from digital, VOD, third-party SVOD and broadcast exploitation account for approximately 30.3% of the segment’s revenues in 2014 versus 23.4% in 2013.  This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption on portable devices such as smartphones and tablets, we believe we are well-positioned to capture business in this growing distribution channel.

Other Licensing

We continue our efforts to acquire more programming with international rights.  Our key sublicensing partners, which cover territories outside the U.S., the U.K. and Australia, are with Universal Music Group International, BET International, Warner Music Australia, ITV Studios, British Broadcasting Corporation (or BBC) and Universal Pictures Australia.  To date, most of the feature films we have acquired do not include rights outside of North America.  However, given our presence in the United Kingdom and Australia, we are focusing our efforts to acquire more programming in all English-language markets.  When appropriate, we now seek the greatest variety of distribution rights regarding acquired content in the greatest variety of formats.  We believe that this will allow us to further diversify revenue streams.

Direct-to-Consumer Segment

Our Direct-to-Consumer businesses are primarily in the U.S. and U.K. and comprise approximately one-fourth of our overall revenue base.  Non-video revenues include the sale of retail merchandise such as attire for women and men, home furnishings and decorator items and collectables.  Video revenues in our catalogs and website orders consist of the sale of owned and licensed video content in DVD, Blu-ray, and digital formats and is generally the same content that is also sold to third parties through the Wholesale segment.

A majority of the Direct-to-Consumer segment revenues are derived from our mail-order catalogs, which also includes website orders.  The remaining revenues were derived from our online, proprietary, subscriber-based SVOD channels.  During 2014, revenues from our subscriber-based SVOD channels totaled $4.1 million, which represents an increase of 745% when compared to 2013.

IP Licensing Segment

Our television drama productions are generally financed by the pre-sale of the initial broadcast license rights.  Revenues reported in this segment include the initial broadcast license revenue, generally from the U.K. territory, and sublicense revenue for other territories outside the U.S., U.K. and Australia.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring or producing content for exclusive exploitation.  However, in 2013 we incurred significant impairment charges of $12.9 million that were related to our inventory and our investments in content compared to $7.1 million in 2014.  The higher costs in 2013 were largely attributable to the early termination of a feature-film output deal.

We generally acquire programming through exclusive license or distribution agreements, under which we either (1) pay royalties or (2) receive distribution fees and pay net profits after recoupment of our upfront costs.  Upon entering into a typical license (royalty) agreement, we pay an advance based on the estimated expected future net profits.  Once the advance payment has been recouped, we pay royalties to the content suppliers quarterly based on the net revenues collected from the previous quarter.  Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits.  Once the advance is recouped, we pay the content supplier their share of net cash-profits, which is after our distribution fee, from the prior quarter’s exploitation.

In addition to advances, upfront fees and production costs, the other significant expenditures we incur are:

▪	DVD/Blu-ray authoring and replication and digitalization of program masters;
▪	Packaging;
▪	Advertising, promotion, and marketing funds provided to wholesale partners;
▪	Domestic shipping costs from self-distribution of exclusive content;
▪	Personnel; and
▪	Interest.

We strive to achieve long-term, sustainable growth and profitability with a target return on investment (ROI) of 20% or more on new content acquisitions.  This financial target is based on all up-front expenses associated with the acquisition and release of a title, including advances and development costs, and is calculated after allocating overhead costs.

We also seek to maximize our operational cash flow and profitability by closely managing our marketing and discretionary expenses, and by actively negotiating and managing collection and payment terms.

2014 FINANCIAL HIGHLIGHTS

Highlights and significant events for the year ended December 31, 2014 are as follows:

▪	Gross profit increased by $4.0 million or 12.5% when comparing 2014 results to 2013.

▪	The gross margin increased to 26.3% for the year ended December 31, 2014 compared to 19.5% for the year ended December 31, 2013. Excluding the effects of the terminated feature-film output deal, gross margin was 28.3% and 25.5%, for the years ended December 31, 2014 and 2013, respectively.

▪
On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the “Credit Agreement”).  The new Credit Agreement is expected to improve our liquidity and future cash flows by approximately $15.0 million through December 2015 by reducing future debt service requirements.

▪
Operating expenses (or SG&A) continue to be managed closely.  SG&A decreased by $4.9 million when comparing the year ended December 31, 2014 to the same period in 2013.  The decline in SG&A is mostly attributed to the synergistic savings from integrating the combination of the two companies over the last year.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during 2014 and should be read in conjunction with our consolidated financial statements and related discussions within this Annual Report.

RESULTS OF OPERATIONS

A summary of the U.S. GAAP results of operations for the years ended December 31, 2014 and 2013, as disclosed in our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, herein referred to as our “consolidated financial statements” is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Revenues	$137,689	$164,830
Costs of sales	101,454	132,631
Gross profit	36,235	32,199
Operating expenses	50,866	55,814
Loss from operations	(14,631)	(23,615)
Equity earnings of affiliates	2,580	3,296
Interest expense, net	(9,459)	(8,279)
Change in fair value of stock warrants	3,522	201
Loss on extinguishment of debt	(1,457)	—
Other expense	(1,356)	(479)
Provision for income taxes	(399)	(2,201)
Net loss	$(21,200)	$(31,077)

Revenues

The comparability of our revenues between years is affected by the early termination of a feature-film output deal, which was effective December 31, 2013 and for which we completed an inventory sell-off period during the first quarter of 2014.  The feature-film output deal was previously scheduled to expire in 2017.  We terminated this arrangement because our return on investment (or ROI) was lower than our targeted threshold of 20%.  A summary of net revenue by segment with and without the terminated output deal revenue for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Wholesale Revenue:
U.S.	$77,057	$101,387
Terminated Image output deal	1,059	(21,927)
U.S. excluding output deal	78,116	79,460
International	14,322	14,010
Total Wholesale	92,438	93,470

Direct-to-Consumer
Ecommerce Catalog U.S.	31,168	38,391
Proprietary Digital Channels	4,126	488
International Ecommerce	2,264	2,535
Total Direct-to-Consumer	37,558	41,414

Intellectual Property	8,752	8,019

Total revenues excluding terminated output deal revenues	138,748	142,903

Terminated output deal revenues	(1,059)	21,927
Total Revenues	$137,689	$164,830

Revenue for the year ended December 31, 2014 decreased $27.1 million when compared to year ended December 31, 2013.  The decrease in revenue was primarily due to the decline of $24.3 million in revenue within our Wholesale segment revenues generated in the U.S., which was $77.1 million and $101.4 million for the years ended December 31, 2014 and 2013, respectively.  This decline is primarily attributed to the revenues related to the terminated output deal which were negative revenues of $1.1 million for 2014 compared to revenue of $21.9 million in 2013.  Excluding the impact of the terminated output deal, Wholesale segment revenue decreased by 1.0% or $1.0 million year-over-year.

The Direct-to-Consumer segment consists of proprietary e-commerce websites, mail-order catalogs and digitally streaming SVOD channels in both the U.S. and U.K.  Revenue from our Direct-to-Consumer segment decreased $3.9 million when comparing the year ended December 31, 2014 to 2013.  The decrease in revenue in the Direct-to-Consumer segment was due to lower catalog sales of $7.5 million as a result of reduced circulation and increased backorders, which were due to customer orders not shipping during the year due to limited availability of cash to replenish inventory levels.  Our Direct-to-Consumer revenues benefited from revenue growth from the proprietary SVOD channels, primarily Acorn TV, which generated revenue of $4.1 million in 2014 compared to $488,000 in 2013.  The driver of this increased revenue in our SVOD channels is an increase in Acorn TV’s paying subscribers to 118,000 at December 31, 2014 from 57,000 at December 31, 2013.  During 2014, we launched two additional proprietary SVOD channels, Acacia and UMC.  Currently, revenues from these newly launched channels are immaterial, but we expect the revenues from these SVOD channels to increase in future years.  We are continually rolling-out new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of channels.

Our IP Licensing segment revenues comprise the initial broadcast licensing in the U.K. and sublicensing of our owned intellectual property for exploitation primarily in Europe and Asia.  The IP licensing segment revenue for the year ended December 31, 2014 increased by $733,000 when compared to the same period in 2013.  This increase is attributable to increased broadcast revenue for the Foyle’s War current season released in 2014 as compared to the prior season.  Also included within the IP Licensing segment is our 64% majority interest in ACL.  As ACL is not a consolidated entity, we do not report any revenues from ACL, but instead include our share of ACL’s earnings, including revenues, within “equity earnings in affiliate” within our consolidated financial statements.

Cost of Sales (“COS”) and Gross Margins

A summary of COS by segment and overall gross margins for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

IP Licensing	$6,213	$7,768
Wholesale	71,615	99,480
Direct-to-Consumer	21,626	25,383
Total COS	$101,454	$132,631

Gross Margin	$36,235	$32,199
Gross Margin %	26.3%	19.5%

COS decreased by $31.2 million to $101.4 million for the year ended December 31, 2014, when compared to the same period in 2013.  The decrease in COS is primarily attributed to a decline in Wholesale segment’s COS, which corresponds to the decrease in revenue related to the termination of the aforementioned feature-film output deal.  During 2014 and 2013, we recorded COS under the terminated output deal of $2.0 million and $26.3 million, respectively.  COS within our Wholesale segment also includes impairment and other charges recognized during the second quarter of 2013 that aggregate to approximately $3.4 million and were primarily related to the transition of the Image/Madacy content line and the consolidation of distributors.  These costs did not repeat in 2014.

In addition, COS decreased by $3.8 million in our Direct-to-Consumer segment when comparing the year ended December 31, 2014 to 2013.  The decrease in COS for the Direct-to-Consumer segment is primarily due to reduced sales in our catalog business as discussed above in the Direct-to-Consumer revenue discussion.

The decrease from 2013 to 2014 in COS for the IP Licensing segment of $1.6 million is due to increased margins on our current season of Foyle’s War as compared to the prior season, which was released last year.

Our gross margin increased to 26.3% from 19.5% for the years ended December 31, 2014 and 2013, respectively.  The increase in margin was the result of (i) changes implemented in management’s investment criteria for content acquisitions, which require a targeted ROI of at least 20%, (ii) the termination of the feature-film output deal, and (iii) the impact of certain aforementioned charges and impairments that were incurred in 2013, which did not repeat in 2014.

Included in our COS is amortization from the step-up of investments in content resulting from our Business Combination on October 3, 2012.  During the years ended December 31, 2014 and 2013, we recognized step-up amortization on our investments in content of $7.7 million and $7.2 million, respectively.

Operating Expenses (“SG&A”)

The following table includes a summary of the components of SG&A:

	Years Ended December 31,
(In thousands)	2014	2013

Selling expenses	$24,510	$26,830
General and administrative expenses	19,681	22,810
Depreciation and amortization	5,694	6,174
Goodwill impairment	981	—
Total operating expenses	$50,866	$55,814

SG&A decreased by $4.9 million for the year ended December 31, 2014, compared to the same period in 2013. The decrease in SG&A is primarily related to the synergistic savings related to the combining of Acorn and Image legacy companies after the Business Combination and the delay and reduced circulation of our Direct-to-Consumer segment’s mail-order catalogs due to limited cash when compared to the same periods in 2013.  Most of our integration efforts were conducted during 2013, yet integration of the combined businesses continued into 2014.  During 2014 and 2013, we incurred severance charges of $548,000 and $2.4 million, respectively.

Equity Earnings of Affiliates

Equity earnings in affiliates for the years ended December 31, 2014 and 2013 were $2.6 million and $3.3 million, respectively.  The decrease in equity earnings in affiliates (which is ACL) is mostly attributed to the release of the last Poirot television series and the last Miss Marple television series in 2013 with no similar releases during 2014.

Interest Expense

Interest expense for the year ended December 31, 2014 was $9.5 million compared to $8.3 million for the same period in 2013.  Interest expense increased during the current year due to the increased balance owed under the new Credit Agreement at December 31, 2014 of $69.4 million versus the prior credit facility balance at December 31, 2013 of $63.2 million.  The increase is also attributable to an increased interest rate payable under the new Credit Agreement when compared to the prior credit facility.

Change in Fair Value of Stock Warrants

The change in the fair value of our warrant liability impacts the statement of operations whereby a decrease in the warrant liability results in the recognition of income, while an increase in the warrant liability results in the recognition of expense.  For the year ended December 31, 2014 and 2013, the fair value of our warrants decreased by $3.5 million and $201,000, respectively.  Changes in our warrants’ fair value are primarily driven by changes in our common stock price and volatility of our common stock price.

Loss on Extinguishment of Debt

When entering into the new Credit Agreement, we recognized a loss on extinguishment of debt of $1.5 million in the third quarter of 2014.  The loss primarily represents the expensing of unamortized debt discounts and deferred financing costs associated with the prior credit facility.

Other Income (Expense)

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  From January through July of 2014, the Pound was strengthening relative to the Dollar, yet these gains were entirely reversed during the third and fourth quarter of 2014.  In 2013, we experienced the opposite with the Pound generally weakening against the Dollar from January through July of 2013, and then partially recovered in in the latter part of 2013.  As a result, for the years ended December 31, 2014 and 2013, we recognized a foreign currency loss of $1.1 million and $484,000, respectively.

Income Taxes

We have fully reserved our net U.S. deferred tax assets, and such tax assets may be available to reduce future income taxes payable should we have U.S. taxable income in the future. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership. As of December 31, 2014, we had NOL carryforwards for federal and state income tax purposes of approximately $67.9million and approximately $60.7 million, respectively.

We recorded income tax expense of $399,000 and $2.2 million for the years ended December 31, 2014 and 2013, respectively.  Our tax provision consists primarily of a deferred tax provision for certain deferred tax liabilities and a current tax provision for our U.K. operations.  We are amortizing for tax purposes a portion of our goodwill. This tax amortization, offset by goodwill impairments, creates a deferred tax provision and deferred tax liability. We are also recording a deferred tax provision and liability for our equity earnings of affiliates (ACL).  These earnings will be taxable in the U.K., when and if we dispose of our investment.  We provide current income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 21%.  We are not providing a current tax provision (benefit) on our U.S. operations, other than for certain state minimum taxes, which are immaterial.

Adjusted EBITDA

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

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2014	2013

Net loss	$(21,200)	$(31,077)

Amortization of content	58,807	75,345
Cash investment in content	(44,611)	(50,239)
Depreciation and amortization	5,694	6,174
Interest expense	9,459	8,279
Loss on extinguishment of debt	1,457	—
Goodwill impairment	981	—
Provision for income tax	399	2,201
Severance	548	2,369
Warrant liability fair value adjustment	(3,522)	(201)
Stock-based compensation	769	805
Adjusted EBITDA	$8,782	$13,656

Adjusted EBITDA includes the impact of $(3.0) million and $442,000 for 2014 and 2013, respectively, from the terminated output deal.

A reconciliation of Adjusted EBITDA to our net increase (decrease) in cash as reported in our consolidated statements of cash flows is as follows:

	Years Ended December 31,
(In thousands)	2014	2013

Adjusted EBITDA	$8,782	$13,656
Cash interest expense	(7,145)	(6,753)
Net principal payments and refinancing costs	(1,361)	(5,944)
Current income tax provision	(211)	(737)
ACL dividends in excess of earnings	1,460	709
Capital expenditures	(1,655)	(1,005)
Changes in working capital	(1,062)	(5,565)
Severance	(548)	(2,369)
Foreign currency	728	(187)
Net increase (decrease) in cash	$(1,012)	$2,935

BALANCE SHEET ANALYSIS

Assets

Total assets at December 31, 2014 and 2013, were $192.1 million and $220.3 million, respectively.  The decline of $28.2 million in assets is mostly attributed to a decline in investments in content of $14.1 million, which is due to the amortization from the Business Combination’s fair value adjustments of $7.7 million and impairments $4.8 million, amortization of intangible assets of $4.8 million and a decline in our equity investment in ACL of $3.0 million.  The decline in our equity investment is due to a combination of dividends paid of $4.0 million being greater than our portion of net income from ACL of $2.6 million and a weakening Pound compared to the Dollar.

   A summary of assets by segment is as follows:

(In thousands)	December 31,
	2014	2013

IP Licensing	$30,197	$36,127
Wholesale	140,935	160,968
Direct-to-Consumer	12,049	15,964
Corporate	8,873	7,211
	$192,054	$220,270

Liabilities and Equity

The decline of liabilities and equity of $28.2 million is mostly attributed to the net loss of $21.2 million for the year ended December 31, 2014, a decline in our accounts payable and accrued liabilities of $7.8 million and a decrease in our warrant liability of $3.5 million.  These decreases are partially offset by an increase in our debt of $4.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activities is as follows:

(In thousands)	Years Ended December 31,
	2014	2013

Net cash provided by (used in) operating activities	$(1,615)	$6,550
Net cash provided by investing activities	2,385	3,000
Net cash used in financing activities	(1,361)	(5,944)
Effect of exchange rate changes on cash	(421)	(671)
Net increase (decrease) in cash	(1,012)	2,935
Cash at beginning of period	7,674	4,739
Cash at end of period	$6,662	$7,674

At December 31, 2014 and 2013, our cash and cash equivalents were approximately $6.7 million and $7.7 million, respectively.  During the year ended December 31, 2014, our cash position was impacted by the following:

▪	We incurred a net use of cash of $1.6 million resulting from our operating activities. The net use of cash was largely attributable to management’s use of cash to pay off vendor trade payables and invest in content during a period of relative lower revenues and content amortization. During the year ended December 31, 2014, we paid approximately $7.8 million of vendor trade payables. The legacy Image business had significant short-term vendor debts, which were past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

▪
Our quarterly results are typically affected by:  (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer business which are 32 – 35% weighted to the 4th quarter and (c) we generally invest more cash on content during the first half of the year.

The aggregate cash used in operating activities during the year ended December 31, 2014 was provided by our cash reserves as of December 31, 2013 and cash provided by our investing activities.  For the year ended December 31, 2014, significant factors affecting cash provided by or used in our investing and financing activities were:

▪	Dividends received from ACL ($4.0 million);

▪	Debt borrowing to finance the production of Foyle’s War 9 ($9.9 million), less repayments under the production facility ($11.2 million);

▪	Repayment of senior debt and revolving credit facility ($63.8 million), offset by borrowings under the new Credit Agreement less deferred financing costs incurred ($63.8 million); and

▪	Capital expenditures of $1.7 million.

Based upon the payment terms of the new Credit Agreement entered into on September 11, 2014, we expect to have improved liquidity of approximately $15.0 million through December 31, 2015 from the reduced future debt service requirements.

Prior to entering into the new Credit Agreement, we had curtailed our non-Foyle’s War content spending in 2014 to make our principal payments on the prior credit facility.  Our new Credit Agreement is expected to provide increased liquidity primarily through the reduction of near-term future principal payments.  The expected cash flow improvement will assist the Company in addressing legacy past due payables and other operating investments that have been deferred, which include providing capital for the launching of additional digital SVOD channels.

As of March 31, 2015, we were not in compliance with our minimum cash balance requirement of $3.5 million within our Credit Agreement.  This default was waived by our lenders on April 15, 2015.  We continue to experience liquidity constraints, and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  On April 15, 2015, we amended our Credit Agreement to increase the likelihood that we will meet our future covenant requirements and amended our subordinated notes to reduce the applicable interest rate for two years.  We also improved our liquidity by selling on April 15, 2015 15,000 shares of Bridge Preferred Stock for $15.0 million, which stock is anticipated to be exchanged for convertible preferred stock.  The proceeds were used to make an accelerated principal payment of $10.0 million under our Credit Agreement, pay prepayment penalties, fees and expense of approximately $1.0 million, and approximately $4.0 million is available for working capital needs.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

We are currently exploring various equity financing alternatives and we have engaged an investment banker to help with raising capital.  We are currently in discussions with various investors.  However, at this time we have no commitments for additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  As a result of raising additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be significantly diluted, and these newly issued securities will have rights, preferences or privileges senior to those of existing stockholders.  Market and industry factors may harm the market price of our common stock and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds.

Capital Resources

Cash

As of December 31, 2014, we had cash of $6.7 million, as compared to $7.7 million as of December 31, 2013.

New Credit Agreement

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent. The Credit Agreement consists of a term loan totaling $70.0 million with a final maturity of five years, at an interest rate equal to (a) LIBOR plus 10.64% for so long as the unpaid principal amount of the Credit Agreement is greater than $65.0 million, and (b) LIBOR plus 9.9% thereafter with a floor of 0.25% for LIBOR.  The quarterly principal amortization is 3.5% for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

Under the new Credit Agreement, interest and principal is payable quarterly with principal payments beginning on December 31, 2014. Initial quarterly principal payments are $613,000 through 2016, then increases to $875,000 through June 2017, and thereafter are $1.3 million.  Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon:  (1) the occurrence of consolidated excess cash flows, as defined in the Credit Agreement, and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Agreement, but prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid during the first year, (b) 3% if prepaid during the second year, and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

We incurred $4.9 million in original issuance discounts and other related fees paid to lenders under the new Credit Agreement.  We also incurred $1.3 million in fees for legal and other professional services.  Repayment of our previous credit facility included principal and accrued interest of $56.1 million ($15.0 million for our revolving credit facility and $41.1 million for our term loans and accrued interest).

The new Credit Agreement contains certain financial and non-financial covenants beginning on December 31, 2014. Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit Agreement.  Financial covenants vary each quarter and generally become more restrictive over time.  The principal financial covenants are:  (1) Senior Debt Leverage Ratio that initially is 4.64 : 1.00 and declines to 2.67 : 1.00 by end of 2016 and for remainder term, (2) Total Debt Leverage Ratio that initially is 5.71 : 1.00 and declines to 3.44 : 1.00 by end of 2016 and for remainder term and (3) Fixed Charges Coverage Ratio that initially is 1.10: 1.00 and increases to 1.59 : 1.00 by end of 2016 and for remainder term.  As of December 31, 2014, we were in compliance with all debt covenants.  As of March 31, 2015, we were not in compliance with our minimum cash balance requirement of $3.5 million.  The default was waived by our lenders on April 15, 2015 (see below).

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

The Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony Pictures Home Entertainment and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Agreement.

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  The Credit Agreement also requires us to comply with minimum financial and operating covenants as disclosed above.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the new Credit Agreement, we must maintain at all times a cash balance of $3.5 million.  As of December 31, 2014, we were in compliance with our Credit Agreement.

When repaying the previous credit facility, we recognized a $1.5 million loss from the early extinguishment of debt, which is reported separately within our statement of operations.  This loss primarily represented the unamortized debt discount and deferred financing costs at the time of repayment of our prior credit facility.

On April 15, 2015, we entered into an amendment of our Credit Agreement (the Credit Agreement Amendment).  The principal terms of the Credit Agreement Amendment are as follows:

(a) a waiver of certain Defaults (as defined in the Credit Agreement) and Events of Default (as defined in the Credit Agreement) caused by, or that would be caused by the breach of certain financial covenants under the Senior Agreement;

(b) amendments of the Credit Agreement (i) modifying the interest rate to equal LIBOR plus 10.64%, (ii) modifying certain financial statement and other reporting and lender communication requirements, (iii) changing the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) threshold to 0.73:1.00 for the quarter ending March 31, 2015, and 0.63:1.00 for the quarter ending June 30, 2015, (iv) changing the Senior Leverage Ratio (as defined in the Credit Agreement) limit to 7.50:1.00 for the quarter ending March 31, 2015, and 6.92:1.00 for the quarter ending June 30, 2015, (v) changing the Total Leverage Ratio (as defined in the Credit Agreement) limit to 9:00:1:00 for the quarter ending March 31, 2015, and 8.95:1.00 for the quarter ending June 30, 2015, and (vi) changing the Minimum Cash Balance (as defined in the Credit Agreement) that the Company is required to maintain to $1 million; and

(c) the consent of the lenders to the issuance of the Bridge Preferred Stock and the convertible preferred stock, which is anticipated to be issued in exchange for the Bridge Preferred Stock, as well as the use of the proceeds from the issuance of the Bridge Preferred Stock (i) to pay $10 million of the amounts outstanding pursuant to the Credit Agreement, (ii) to pay certain fees and costs associated with the issuance of the Bridge Preferred Stock and the convertible preferred stock, and (iii) for working capital purposes.

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated notes bear an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $1.8 million of which $992,000 was added to the principal balance of these notes and the remainder was paid to the debt holders.  At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

On April 15, 2015 we entered into an amendment (the Note Amendment) of our unsecured subordinated promissory notes that were issued to the selling preferred stockholders of Image.  The principal terms of the Note Amendment are as follows:

(a) an agreement by the subordinated note holders to convert 50% of the outstanding balance under the subordinated notes into the convertible preferred stock;

(b) amendments to the subordinated notes (i) changing the interest rate payable from 12% to 1.5% per annum for the 24-month period commencing on January 1, 2015, and then 12% per annum thereafter; and (ii) specifying that 45% of the interest due will be payable in cash and the remainder of the accrued interest will be payable in the form of additional subordinated notes; and

(c) a waiver of any existing defaults and events of default.

In October 2013, we began our production of the next season of the franchise series of Foyle’s War.  Acorn Productions Limited, and Acorn Global Enterprises Limited, both wholly-owned subsidiaries of RLJE Ltd., entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carried interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received were due on or before November 8, 2014.  This facility was substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property are collateral of the Credit Agreement now that the loan is fully paid and settled.  At December 31, 2014, this production loan was fully repaid.

Preferred Stock

On April 15, 2015, we sold to a company owned by Robert L. Johnson, the Company’s chairman, 15,000 shares of Bridge Preferred Stock for $15.0 million in cash.  The rights of the Bridge Preferred Stock include a preference on any dividends paid, limited voting rights related to any amendment to the Bridge Preferred Stock, a liquidation preference of $1,000 per share, negative covenants with respect to certain events and a redemption right at 130% of the liquidation preference upon certain defaults or a change in control.

In connection with the sale of the Bridge Preferred Stock, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with  Mr. Johnson’s company.  Pursuant to the terms of the Purchase Agreement, if convertible preferred stock is issued to a third party within 60 days after the sale to Mr. Johnson’s company of the Bridge Preferred Stock, concurrently with the closing on the sale of convertible preferred stock to such third party, each holder of Bridge Preferred Stock is required to exchange its shares of Bridge Preferred Stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for Bridge Preferred Stock and would receive the same rights and benefits as the other investors in the convertible preferred stock, including the issuance of warrants. If convertible preferred stock is not issued to a third party within 60 days after the sale to Mr. Johnson’s company of the Bridge Preferred Stock, promptly following such date, each holder of Bridge Preferred Stock is required to exchange its shares of Bridge Preferred Stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for Bridge Preferred Stock pursuant to the terms of the last convertible preferred stock term sheet offered by the Company to a third party and would receive the same rights and benefits as set forth in such last term sheet, including the issuance of warrants. The conversion of such convertible preferred stock into, and the exercise of such warrants for, shares of the Company’s common stock would be subject to the approval of the stockholders of the Company.

The Company is currently seeking to complete a private placement of between $15 million and $30 million of preferred stock convertible into the Company’s common stock to selected institutional investors (including the contemplated exchange with Mr. Johnson’s company). Such convertible preferred stock  will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In connection with this placement, the Company has received a non-binding term sheet from a third party to purchase for cash $4,000,000 in liquidation value of convertible preferred stock and warrants to purchase common stock. The non-binding term sheet contemplates that the convertible preferred stock would:

Bear an 8% annual dividend, payable in kind for the first two years and thereafter payable quarterly in cash or freely-trading common stock, at the Company’s option. If common stock were used for the payment, it would be valued at 80% of the market price.

Be convertible into common stock at an initial conversion price of $1.00 per share, subject to anti-dilution adjustment.

Be subject to mandatory redemption on the fifth anniversary of the issuance date. The Company would be able to redeem with either cash or freely-tradable common stock. If common stock is used for the redemption, it would be valued at 80% of the market price.

The term sheet further contemplates the issuance of warrants to purchase an aggregate number of shares of common stock equal to 30% of the number of shares into which the convertible preferred stock is convertible on the date of issuance thereof. The Warrants would have a five year term and would have an exercise price of $1.50 per share, subject to anti-dilution adjustment. Investors in the convertible preferred stock also would receive certain other customary rights, including registration rights and anti-dilution protection.

The conversion of the convertible preferred stock into, and the exercise of the warrants for, shares of the Company’s common stock would be subject to the approval of the stockholders of the Company. The Company would hold a special meeting seeking stockholders approval no later than July 31, 2015. Prior to the closing on the issuance of the convertible preferred stock, the Company would be required to obtain proxies from directors, executive officers and greater than 5% stockholders holding at least 50% of the outstanding shares to vote in favor of the issuance of the convertible preferred stock and the warrants.

There is no assurance that the transaction set forth in the term sheet will be completed, that the terms of the actual issuance will not materially vary from the terms set forth in the term sheet or that the Company will be successful in obtaining other investors in the convertible preferred stock.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily our equity method investee and entities owned and controlled by the Chairman of our Board of Directors. Information regarding transactions and amounts with related parties is discussed in Note 22, Related Party Transactions and Note 23, Subsequent Events of our consolidated financial statements.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements.  Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider the following accounting policies to be critical in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue Recognition

Revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films (or ASC 926) and ASC 605, Revenue Recognition.  We generate our revenue primarily from the exploitation of acquired or produced content rights through multiplatform distribution channels. The content is monetized in DVD format to wholesalers, broadcasters including cable companies and digital platforms like Amazon and Netflix, and exploited through other windows including:  direct-to-consumer, catalogs and subscription streaming channels. Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserve, sales discounts and market development funds.

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

Revenues from our catalog sales are recognized net of an allowance for estimated returns once payment has been received from the customer and the item ordered has been shipped.  Revenues from our proprietary, subscription-based, streaming channels are recognized on a straight-line basis over the subscription period once the subscription has been activated.

Allowances for Sales Returns

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit.  Actual returns could differ from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors that could negatively impact actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

Investments in Content

Investments in content include the unamortized costs of completed films and television programs that were acquired or produced.  Within the carrying balance of investments in content are development and production costs for films and television programs which are acquired or produced.

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

Original Production Costs – For films and television programs produced by RLJE, original production costs include all direct production and financing costs, as well as production overhead.

Unamortized content investments are charged to cost of sales as revenues are earned in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

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

Production Development Costs

The costs to produce licensed content for domestic and international exploitation include the cost of converting film prints or tapes into the optical disc format.  Depending on the platform for which the content is being exploited, costs may include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services. These costs are capitalized as incurred. A percentage of the capitalized production costs are amortized to expense based upon:  (i) a projected revenue stream resulting from distribution of new and previously released content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Inventories

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are recorded as obsolescence reserve.  Inventories consist primarily of packaged goods for sale, which are stated at the lower-of-average-cost or market, as well as componentry.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition.  Goodwill is recorded at our reporting units, which are consolidated into our reporting segments.  Goodwill is not amortized but is reviewed for impairment annually or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.  The impairment test follows a two-step approach.  The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary.  Under the first step, goodwill is considered potentially impaired if there are subjective characteristics that suggest that goodwill is impaired or quantitatively when the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill.  Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated.  Determining the fair value requires various assumptions and estimates, which include consideration of the future, projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in future periods.

Other Intangible Assets

Other intangible assets are reported at their estimated fair value when acquired less accumulated amortization.  The majority of our intangible assets were recognized as a result of the Business Combination.  As such, the fair values of our intangibles were recorded in 2012 when applying purchase accounting.

Amortization expense on our other intangible assets is generally computed by applying the straight-line method, or based on estimated forecasted future revenues as stated below, over the estimated useful lives of trade names (15 years), website (three years), supplier contracts (seven years), customer relationships (five years) and leases (two years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years (through 2014), 20% during the third year and the balance ratably over the remaining useful life.  The recorded value of our options on future content is amortized based on forecasted future revenues, whereby approximately 50% is being amortized over the first two years, 25% during the third year and the balance in decreasing amounts over the remaining four years.

Additional amortization expense is provided on an accelerated basis when the useful life of an intangible asset is determined to be less than originally expected.  Other intangible assets are reviewed for impairment when an event or circumstance indicates the value is lower than the current carrying value.

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets at December 31, 2014 and 2013.  All of the warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  Because of this provision, all warrants are accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.  The change in the fair value of the warrants is recorded as a component of other income.

Income Taxes

We account for income taxes pursuant to the provisions of ASC 740, Income Taxes (or ASC 740), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 99% of our net deferred tax assets at December 31, 2014.

ASC 740 requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expense.

For a discussion of each of all our significant accounting policies, including information and analysis of estimates and assumptions involved in their application, see Note 2, Significant Accounting Policies of our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation.  Advance payments are generally due prior to and upon delivery of the related content.  We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered.  As of December 31, 2014, we had entered into licensing and distribution agreement for which we are obligated to pay $7.1 million once the related content has been delivered.

CONTRACTUAL COMMITMENTS

A table with our contractual commitments is not required for smaller reporting companies within our MD&A.  For information regarding our contractual commitments refer to Note 10, Debt and Note 21, Commitment and Contingencies of our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A. Quantitative and Qualitative Disclosures about Market Risk is not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RLJ Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of RLJ Entertainment, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLJ Entertainment, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
May 8, 2015

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RLJ Entertainment, Inc.
Silver Spring, Maryland

We have audited the accompanying consolidated balance sheets of RLJ Entertainment, Inc. as of December 31, 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLJ Entertainment, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California

March 19, 2014

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

(In thousands, except share data)	December 31,
	2014	2013
ASSETS
Cash	$6,662	$7,674
Accounts receivable, net	17,389	20,324
Inventories	13,029	15,589
Investments in content, net	67,525	81,641
Prepaid expenses and other assets	2,633	2,527
Property, equipment and improvements, net	2,372	1,759
Equity investment in affiliates	22,281	25,233
Other intangible assets	15,272	19,651
Goodwill	44,891	45,872
Total assets	$192,054	$220,270
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$24,582	$32,331
Accrued royalties and distribution fees	42,493	42,115
Deferred revenue	5,006	4,402
Debt, net of discount	80,913	76,264
Production loan	—	1,294
Deferred tax liability	2,002	1,814
Stock warrant liability	601	4,123
Total liabilities	155,597	162,343
Equity:
Common stock, $0.001 par value, 250 million shares authorized, 13,724,756 shares issued and 13,335,258 shares outstanding at December 31, 2014 and 13,700,862 shares issued and outstanding at December 31, 2013	14	13
Additional paid-in capital	87,706	86,938
Accumulated deficit	(50,534)	(29,334)
Accumulated other comprehensive income (loss)	(729)	310
Treasury shares, at cost, 389,498 shares at December 31, 2014 and zero at December 31, 2013	—	—
Total equity	36,457	57,927
Total liabilities and equity	$192,054	$220,270

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2014 and 2013

	Years Ended December 31,
(In thousands, except per share data)	2014	2013

Revenues	$137,689	$164,830
Cost of sales	101,454	132,631
Gross profit	36,235	32,199

Selling expenses	24,510	26,830
General and administrative expenses	19,681	22,810
Depreciation and amortization	5,694	6,174
Goodwill impairment	981	—
Total operating expenses	50,866	55,814
LOSS FROM OPERATIONS	(14,631)	(23,615)

Equity earnings of affiliates	2,580	3,296
Interest expense, net	(9,459)	(8,279)
Change in fair value of stock warrants	3,522	201
Loss on extinguishment of debt	(1,457)	—
Other expense	(1,356)	(479)
LOSS BEFORE PROVISION FOR INCOME TAXES	(20,801)	(28,876)
Provision for income taxes	(399)	(2,201)
NET LOSS	$(21,200)	$(31,077)
Net loss per common share:
Basic and diluted	$(1.69)	$(2.50)

Weighted average shares outstanding:
Basic and diluted	12,532	12,447

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2014 and 2013

	Years Ended December 31,
(In thousands)	2014	2013

Net loss	$(21,200)	$(31,077)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,039)	155
Total comprehensive loss	$(22,239)	$(30,922)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2014 and 2013

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Equity
Balance at January 1, 2013	13,378	$13	$86,133	$1,743	$155	—	$—	$88,044
Issuance of restricted common stock for services	323	—	—	—	—	—	—	—
Stock-based compensation	—	—	805	—	—	—	—	805
Foreign currency translation	—	—	—	—	155	—	—	155
Net loss	—	—	—	(31,077)	—	—	—	(31,077)
Balance at December 31, 2013	13,701	13	86,938	(29,334)	310	—	—	57,927

Issuance of restricted common stock for services	190	1	(1)	—	—	(166)	—	—
Forfeiture of restricted common stock	(97)	—	—	—	—	97	—	—
Forfeiture of founder shares	(459)	—	—	—	—	459	—	—
Stock-based compensation	—	—	769	—	—	—	—	769
Foreign currency translation	—	—	—	—	(1,039)	—	—	(1,039)
Net loss	—	—	—	(21,200)	—	—	—	(21,200)
Balance at December 31, 2014	13,335	$14	$87,706	$(50,534)	$(729)	390	$—	$36,457

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

(In thousands)	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,200)	$(31,077)
Adjustments to reconcile net loss to net cash:
Equity earnings in affiliates	(2,580)	(3,296)
Amortization of content, including impairments	58,807	75,345
Depreciation and amortization	5,694	6,174
Goodwill impairment	981	—
Deferred tax provision	188	1,464
Foreign currency exchange loss	1,149	484
Fair value adjustment of stock warrant liability	(3,522)	(201)
Non-cash interest expense	2,314	1,526
Loss on extinguishment of debt	1,457	—
Stock-based compensation expense	769	805
Changes in assets and liabilities:
Accounts receivable, net	2,661	4,854
Inventories	2,476	7,462
Investments in content, net	(44,611)	(50,239)
Prepaid expenses and other assets	833	(258)
Accounts payable and accrued liabilities	(7,768)	(6,526)
Deferred revenue	737	33
Net cash provided by (used in) operating activities	(1,615)	6,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,655)	(1,005)
Dividends received from affiliate	4,040	4,005
Net cash provided by investing activities	2,385	3,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	10,398
Repayments of borrowings under revolving credit facility	(14,949)	(3,000)
Proceeds from production loan	9,865	1,414
Repayment of production loan	(11,155)	—
Proceeds from senior debt, net of discount	65,110	—
Deferred financing costs, senior debt	(1,309)	—
Repayment of senior debt	(48,893)	(14,756)
Cash paid to extinguish debt	(30)	—
Net cash used in financing activities	(1,361)	(5,944)
Effect of exchange rate changes on cash	(421)	(671)
NET INCREASE (DECREASE) IN CASH:	(1,012)	2,935
Cash at beginning of year	7,674	4,739
Cash at end of year	$6,662	$7,674

See accompanying notes to consolidated financial statements.

NOTE 1.	DESCRIPTION OF BUSINESS

Description of Business and Basis of Presentation

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia and sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd.).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with additional locations in Woodland Hills, California, and Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We acquire content rights in various categories including, British mysteries and dramas, urban programming, and full-length independent motion pictures.  We acquire this content in two ways:

▪	Through long-term exclusive licensing agreements where we secure multiple rights to third-party programs, and;

▪	Through development, production, and ownership of original drama television programming through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, as well as fitness programs through our Acacia brand.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, (IP Licensing segment) as well as our fitness offerings; (2) wholesale exploitation through partners covering broadcast/cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3) direct relations with consumers via proprietary e-commerce, catalog, and subscription-based video on demand (or SVOD) channels (Direct-to-Consumer segment).

Our wholesale partners are broadcasters, digital outlets and major retailers in the United States of America (or U.S.), Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirecTV, and Hulu.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites, and catalogs and the continued roll-out of our proprietary subscription-based SVOD channels, such as Acorn TV, Acacia TV and UMC (Urban Movie Channel), the latter of which was launched in November 2014.

RLJE’s management views the operations of the Company based on these three distinctive reporting segments: (1) Intellectual Property (or IP) Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (including cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary e-commerce websites, mail-order catalogs and digitally streaming channels.

Basis of Presentation

The accompanying audited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for the Form 10-K.  The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts within our consolidated financial statements.  Although we believe that these estimates to be reasonably accurate, actual amounts may differ.

Reclassifications and Adjustments

Certain amounts reported previously in our consolidated financial statements have been reclassified to be comparable with the classifications used for our 2014 consolidated financial statements.  We reclassified certain expenses that had been reported in previous periods within our Wholesale segment to Corporate.  Also, in 2014, we began reporting the change in the fair value of our stock warrants as a separate line item within our statement of operations.

During the fourth quarter of 2014, we reviewed our estimates for accruals of price adjustments that we provide to our customers.  Specifically, we analyzed the cost of sales impact of these accruals, which we previously did not consider or recognize for financial statement reporting purposes at the time of accrual.  While the cost of sales impact is immaterial, we are adjusting our 2013 consolidated financial statements (See Note 9, Goodwill and Other Intangible Assets).

Earnings Per Share Presentation

During the first quarter of 2014, we changed our presentation of our earnings per share (or EPS) by excluding our restricted common stock from the calculation, and as a result, we removed our two-class method presentation of EPS per Accounting Standards Codification (or ASC) 260, Earnings Per Share.  This change was determined because our restricted common stock is not obligated to fund our reported net losses.  We also removed 898,438 founder shares from unrestricted common stock for the year ended December 31, 2013, as these shares could be forfeited in future periods (see Note 12, Equity).  For the year ended December 31, 2013, the unrestricted weighted average shares outstanding was reduced by 898,438 founder shares and the loss per share for unrestricted common stock increased to $(2.50) per share from $(2.30) per share.  We have assessed this change in presentation for materiality and determined this change is not material to our consolidated financial statements.

Principles of Consolidation

The operations of ACL are entirely managed by RLJE, subject to oversight by ACL’s Board of Directors. The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors by the minority shareholder. We have included our share of ACL’s operating results, using the equity method of accounting, in our consolidated financial statements.

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL. Investment in ACL is carried as a separate asset on the Consolidated Balance Sheet at cost adjusted for our share of the equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings of ACL are included in “Other income (expense)” in the Consolidated Statements of Operations. All intercompany transactions and balances have been eliminated.

Liquidity

For the years ended December 31, 2014 and 2013, we recognized a net loss of $21.2 million and $31.1 million, respectively, and we used $1.6 million of cash in operating activities during 2014.   At December 31, 2014, our cash balance was $6.7 million.  At December 31, 2014, we had $80.9 million of term debt outstanding (see Note 10, Debt).  As of March 31, 2015, our cash balance had declined and we were not in compliance with our minimum cash balance requirement of $3.5 million within our Credit Agreement.  This default was waived by our lenders on April 15, 2015 (See Note 23, Subsequent Events).  We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  On April 15, 2015, we amended our Credit Facility to increase the likelihood that we will meet our future covenant requirements and amended our subordinated notes to reduce the applicable interest rate for two years.  We also improved our liquidity by selling on April 15, 2015 15,000 shares of Bridge Preferred Stock for $15.0 million.  The proceeds received were used to make an accelerated principal payment of $10.0 million under our Credit Agreement, pay fees and expense incurred of approximately $1.0 million, and approximately $4.0 million is available for working capital needs.  We are also in discussions with other potential investors to sell additional shares of preferred stock (See Note 23, Subsequent Events).  There can be no assurances that we will be successful in raising additional capital, realize revenue and margin growth or meeting our future covenant requirements within our Credit Agreement.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write-downs, accounts receivable allowances and provision for doubtful accounts and sales returns reserves, valuation of deferred taxes, valuation of warrants, goodwill impairments, and ultimate projected revenues of our film library, which impact amortization of investments in content and related impairment assessments.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Revenues and Receivables

Revenue Recognition

Revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films (or ASC 926) and ASC 605, Revenue Recognition.  We generate our revenue primarily from the exploitation of acquired or produced content rights through various distribution channels.  The content is monetized in DVD format to wholesale, licensed to broadcasters including cable companies and digital platforms like Amazon and Netflix, and exploited through other windows including:  video-on-demand, direct-to-consumer, catalogs and subscription streaming channels.  Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserve, sales discounts and market development fund reserve.

Revenues from home video exploitation are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and all other recognition requirements are met such as the broadcaster is free to air the programming.  Fees received in advance of availability, usually in the case of advances received from international home video sub-licensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for sales returns and uncollectible accounts receivable are provided at the time of sale.

Revenues from our catalog sales are recognized net of an allowance for estimated returns once payment has been received from the customer and the item ordered has been shipped.  Revenues from our proprietary, subscription-based, streaming channels are recognized on a straight-line basis over the subscription period once the subscription has been activated.

Allowances for Sales Returns

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit.  Actual returns could differ from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors that could negatively impact actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

Allowances Received From Vendors

In accordance with ASC 605-50, Revenue Recognition—Customer Payments and Incentives, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

Shipping Revenues and Expenses

In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying consolidated statements of operations.

Market Development Funds

In accordance with ASC 605-50, Revenue Recognition—Customer Payment and Incentives, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified as a reduction to revenues.

Investments in Content

Investments in content include the unamortized costs of completed films and television programs that were acquired or produced.  Within the carrying balance of investments in content are development and production costs for films and television programs which are acquired or produced.

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

Original Production Costs – For films and television programs produced by RLJE, original production costs include all direct production and financing costs, as well as production overhead.

Unamortized content investments are charged to cost of sales as revenues are earned in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.

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

Production Development Costs

The costs to produce licensed content for domestic and international exploitation include the cost of converting film prints or tapes into the optical disc format.  Depending on the platform for which the content is being exploited, costs may include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services.  These costs are capitalized as incurred. A percentage of the capitalized production costs are amortized to expense based upon:  (i) a projected revenue stream resulting from distribution of new and previously released content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Inventories

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are recorded as obsolescence reserve.  Inventories consist primarily of packaged goods for sale, which are stated at the lower-of-average-cost or market, as well as componentry.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition.  Goodwill is recorded at our reporting units, which are consolidated into our reporting segments.  Goodwill is not amortized but is reviewed for impairment annually on October 1st of each year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.  The impairment test follows a two-step approach.  The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary.  Under the first step, goodwill is considered potentially impaired if there are subjective characteristics that suggest that goodwill is impaired or quantitatively when the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill.  Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated.  Determining the fair value requires various assumptions and estimates, which include consideration of the future, projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in future periods.

Other Intangible Assets

Other intangible assets are reported at their estimated fair value when acquired less accumulated amortization.  The majority of our intangible assets were recognized as a result of the Business Combination.  As such, the fair values of our intangibles were recorded in 2012 when applying purchase accounting.  Additions since the 2012 Business Combination are limited to website expenditures. Similar to how we account for internal-use software development, costs that are incurred to develop and implement our websites are capitalized in accordance with ASC 350-50, Website Development Costs.  Website operating costs are expensed as incurred.  Costs incurred for upgrades and enhancements that provide additional functionality are capitalized.

Amortization expense on our other intangible assets is generally computed by applying the straight-line method, or based on estimated forecasted future revenues as stated below, over the estimated useful lives of trade names (15 years), website (3 years), supplier contracts (7 years), customer relationships (five years), options on future content (7 years) and leases (2 years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years (through 2014), 20% during the third year and the balance ratably over the remaining useful life.  The recorded value of our options on future content is amortized based on forecasted future revenues, whereby approximately 50% is being amortized over the first two years (through 2014), 25% during the third year and the balance in decreasing amounts over the remaining four years.

Additional amortization expense is provided on an accelerated basis when the useful life of an intangible asset is determined to be less than originally expected.  Other intangible assets are reviewed for impairment when an event or circumstance indicates the fair value is lower than the current carrying value.

For all periods presented, we did not recognize any impairment on our other intangible assets.

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets (see Note 11, Stock Warrants).  All of the warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  Because of this provision, all warrants are accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.  The changes in the fair value of the warrants are recorded as a component of other income (expense).

Income Taxes

We account for income taxes pursuant to the provisions of ASC 740, Income Taxes (or ASC 740), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 99% and 100% of our net deferred tax assets at December 31, 2014 and 2013, respectively.

ASC 740 requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expense.

Our foreign subsidiaries are subject to income taxes in their respective countries, as well as U.S. Federal and state income taxes. The income tax payments they make outside the U.S. give rise to foreign tax credits that we may use to offset taxable income in the United States.

Foreign Currency Translation

The consolidated financial statements are presented in our company’s functional and reporting currency, which is the U.S. dollar. For the foreign subsidiaries whose functional currency is other than the U.S. dollar (the British Pound Sterling or GBP for RLJE U.K. and RLJE Ltd.; and Australian dollar for RLJE Australia), balance sheet accounts, other than equity accounts, are translated into U.S. dollars at exchange rates in effect at the end of the period and income statement accounts are translated at average monthly exchange rates. Equity accounts are translated at historical rates. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency denominated transactions are included in the statement of operations as a component of other income (expense).

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our debt and notes payable approximates fair value as the debt bears market interest rates of interest.  Our estimate of fair value is based on the recent refinancing of our notes.  We consider this assessment of fair value to be a Level 3 assessment.

ASC 820, Fair Value Measurements and Disclosures (or ASC 820), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Our recurring fair value measurements of financial assets and liabilities and our nonrecurring fair value measurements of assets and liabilities are disclosed in Note 14, Fair Value Measurements.

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

Major Customers and Distribution Facilitators

We have a high concentration of net revenues from relatively few customers, the loss of which may adversely affect our liquidity, business, results of operations, and financial condition.  During 2014, our net revenues from Amazon accounted for 19.0% of our net revenues.  Our top five customers accounted for approximately 46.2% of our net revenues for the same period.  During 2013, Amazon and Entertainment One Films Canada accounted for approximately 13.6% and 10.3%, respectively, of our net revenues.  Our top five customers accounted for approximately 42.1% of our net revenues for 2013.

We may be unable to maintain favorable relationships with our retailers and distribution facilitators such as, Sony Pictures Home Entertainment (or SPHE) and Sony DADC UK Limited.  Further, our retailers and distribution facilitators may be adversely affected by economic conditions.  If we lose any of our top customers, or if any of these customers reduces or cancels a significant order, it could have a material adverse effect on our liquidity, business, results of operations, and financial condition.

Our high concentration of sales to relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations, and financial condition.  As of December 31, 2014, SPHE and Netflix accounted for approximately 44.0% and 21.4%, respectively, of our gross accounts receivable.  At December 31, 2013, SPHE and Netflix accounted for approximately 43.8% and 17.3%, respectively, or our gross accounts receivable.

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost less accumulated depreciation and amortization.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are expensed as incurred.  Internal-use software development costs are capitalized if the costs were incurred while in the application development stage, or if the costs were for upgrades and enhancements that provide additional functionality.  Training and data-conversion costs are expensed as incurred.  We cease capitalizing software costs and start depreciating the software once the project is substantially complete and ready for its intended use.

Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the furniture, fixtures and equipment (3-7 years), and software (3 years).  Leasehold improvements are amortized over the shorter of the useful life (10 years) of the improvement or the life of the related leases.

Impairment of Long-Lived Assets

We review long-lived and specific, definite-lived, identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss of the excess of the carrying value over fair value would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  We have no intangible assets with indefinite useful lives.

Leases

We lease all of the office space utilized for our operations.  All of our leases are operating leases in nature.  A majority of our leases have fixed incremental increases over the lease terms, which are recognized on a straight-line basis over the term of the lease.

Equity Method Investments

We use the equity method of accounting for investments in companies in which we do not have voting control but where we do have the ability to exert significant influence over operating decisions of the companies.  Our equity method investments are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline.

Debt Discounts

The difference between the principal amount of our debt and the amount recorded as the liability represents a debt discount. The carrying amount of the liability is accreted up to the principal amount through the amortization of the discount, using the effective interest method, to interest expense over the expected term of the debt.

Advertising Costs

Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  Advertising and promotion expense are included as a component of selling expenses.  For the years ended December 31, 2014 and 2013, advertising expense was $3.3 million and $3.4 million, respectively.

Stock Options and Restricted Stock Awards

We expense our stock-based awards in accordance with ASC 718, Compensation—Stock Compensation (or ASC 718).  ASC 718 establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  Expense recognized is reduced by estimated forfeitures.

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

Recently Issued Accounting Standards

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

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (or ASU 2014-09), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  We will adopt this ASU beginning with annual period ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Upon adoption, we will begin evaluating going concern under this guidance.

NOTE 3.	SEGMENT INFORMATION

In accordance with the requirements of the ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, IP Licensing, Wholesale, and Direct-to-Consumer, is presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment includes our investment in ACL. Our Wholesale segment consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channels.

Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL. Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and include costs associated with RLJE’s corporate functions such as finance and accounting, human resources, legal and information technology departments.  Interest expense, change in the fair value of stock warrants, loss on extinguishment of debt, other income (expense) and benefit (provision) for income tax are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

The following tables summarize the segment contribution for the years ended December 31, 2014 and 2013:

(In thousands)	Year Ended December 31, 2014
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenue	$8,752	$91,379	$37,558	$—	$137,689
Operating costs and expenses	(6,662)	(85,595)	(41,413)	(11,975)	(145,645)
Depreciation and amortization	(115)	(1,684)	(3,415)	(480)	(5,694)
Goodwill impairment	—	—	(981)	—	(981)
Share in ACL earnings	2,580	—	—	—	2,580
Segment contribution	$4,555	$4,100	$(8,251)	$(12,455)	$(12,051)

(In thousands)	Year Ended December 31, 2013
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenue	$8,019	$115,397	$41,414	$—	$164,830
Operating costs and expenses	(7,967)	(118,455)	(44,762)	(11,087)	(182,271)
Depreciation and amortization	(89)	(3,115)	(2,931)	(39)	(6,174)
Share in ACL earnings	3,296	—	—	—	3,296
Segment contribution	$3,259	$(6,173)	$(6,279)	$(11,126)	$(20,319)

Operating costs and expenses exclude costs related to depreciation and amortization, as well as goodwill impairments, which are separately presented in the tables above.  Included in our Wholesale segment contribution for the year ended December 31, 2014 is a loss of $3.1 million incurred during the sell-off period under a terminated feature film content output deal that was recognized in the first quarter of 2014.

During the year ended December 31, 2013, we recognized additional operating costs and expenses of approximately $11.5 million, which was primarily recognized within our Wholesale segment as follows:  $4.6 million when management entered into an early termination of a feature film content output deal, increased reserves for inventory and content impairments in the aggregate of approximately $3.4 million, primarily attributable to costs associated with transitioning of the Image/Madacy product line, increased integration costs from a distributor when we combined our Image and Acorn operations of $1.1 million, and $2.4 million associated with entering into certain severance agreements.

A reconciliation of total segment contribution to income (loss) before provision for income taxes is as follows:

(In thousands)	Years Ended December 31,
	2014	2013

Total segment loss	$(12,051)	$(20,319)
Interest expense, net	(9,459)	(8,279)
Change in fair value of stock warrants	3,522	201
Loss on extinguishment of debt	(1,457)	—
Other expense	(1,356)	(479)
Loss before provision for income taxes	$(20,801)	$(28,876)

Total revenue by geographical location is as follows:

(In thousands)	Years Ended December 31,
	2014	2013

United States	$112,325	$138,964
United Kingdom	23,501	24,103
Other	1,863	1,763
Net Revenues	$137,689	$164,830

Revenues are attributed to geographical locations based on where our customers reside.

Total assets for each segment primarily include accounts receivable, inventory, and investments in content. The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	December 31,
	2014	2013

IP Licensing	$30,197	$36,127
Wholesale	140,935	160,968
Direct-to-Consumer	12,049	15,964
Corporate	8,873	7,211
	$192,054	$220,270

During the year ended December 31. 2014, we had capital expenditures of $2.0 million, which includes $300,000 that was accrued for in accounts payable.  The capital expenditures by segment during 2014 were $437,000, $716,000, $437,000 and $365,000 for the IP Licensing, Wholesale, Direct-to-Consumer and Corporate segments, respectively.

Long-lived assets by geographical location are as follows:

(In thousands)	December 31,
	2014	2013

United States	$111,445	$127,260
United Kingdom	39,400	45,310
Other	1,496	1,586
Total long-lived assets	$152,341	$174,156

Long-lived assets include goodwill, other intangibles assets, equity investment in ACL, investments in content, and property, equipment and improvements.

NOTE 4.	EQUITY EARNINGS IN AFFILIATE

In February 2012, Acorn Media acquired a 64% interest in ACL for total purchase consideration of £13.7 million or approximately $21.9 million excluding direct transaction costs.  The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including more than 80 novels and short story collections, 19 plays, and a film library of over 100 made-for-television films.

We account for our investment in ACL using the equity method of accounting because (1) Acorn Media is only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million.  This basis-difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046, and is being amortized through 2046 using the straight-line method.  Basis-difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations, however this amortization is not included within ACL’s financial statements.

A summary of the ACL investment account is as follows:

(In thousands)

Investment balance at December 31, 2012	$25,449
Share of income	3,834
Dividends received	(4,005)
Basis-difference amortization	(538)
Translation adjustment	493
Investment balance at December 31, 2013	25,233
Share of income	3,169
Dividends received	(4,040)
Basis-difference amortization	(589)
Translation adjustment	(1,492)
Investment balance at December 31, 2014	$22,281

The following summarized financial information is derived from financial statements of ACL as of December 31, 2014 and 2013 (balance sheets), and for the years ended December 31, 2014 and 2013 (income statements):

(In thousands)	December 31,
	2014	2013

Cash	$4,107	$3,683
Film costs	14,728	9,835
Other assets	10,322	8,294
Production obligation payable	(3,007)	—
Deferred revenues	(15,527)	(8,895)
Other liabilities	(2,147)	(2,396)
Equity	$8,476	$10,521

	Years Ended December 31,
(In thousands)	2014	2013

Revenues	$13,460	$36,976
Film cost amortization	(3,349)	(25,558)
General, administrative and other expenses	(3,542)	(3,307)
Income from operations	6,569	8,111
Net income	$4,939	$5,985

Balance sheet amounts have been translated from the GBP to U.S. dollar using the December 31, 2014 and 2013 exchange rates.  Income statement amounts have been translated from the GBP to U.S. dollar using the average exchange rate for each of the years presented.

NOTE 5.	ACCOUNTS RECEIVABLE

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

(In thousands)	December 31,
	2014	2013

Wholesale	$23,922	$30,966
IP Licensing	608	—
Direct-to-Consumer	762	67
Accounts receivable before allowances and reserves	25,292	31,033
Less: reserve for returns	(7,870)	(10,690)
Less: allowance for doubtful accounts	(33)	(19)
Accounts receivable, net	$17,389	$20,324

Wholesale receivables are primarily billed and collected by our U.S. distribution facilitation partner, SPHE.  Each quarter, our distribution partners preliminarily settle our wholesale receivables assuming a timing lag on collections and an average-return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partners.  Amounts vary and tend to be seasonal following our sales activity.  As of December 31, 2014, we owed our distribution partners $3.1 million for receivables settled as of year-end; and as of December 31, 2013, our distribution partners owed us $700,000 for receivables settled as of year-end.  The wholesale receivables are reported net of amounts owed to the distribution partner as amounts are offset against each other when settling.

Our Direct-to-Consumer receivable represents amounts due to us from our merchant bank related to our credit card transactions processed as of year-end.

NOTE 6.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	December 31,
	2014	2013

Packaged discs	$9,580	$11,340
Packaging materials	1,309	1,873
Other merchandise (1)	2,140	2,376
Inventories	$13,029	$15,589

(1)	Other merchandise consists of third-party products, primarily gifts, jewelry, and home accents.

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Our obsolescence reserve was $11.1 million and $6.5 million as of December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, we incurred impairment charges associated with our inventories due to adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence of $2.4 million and $6.5 million, respectively.  During the second quarter of 2013, we recorded an inventory impairment charge of $3.3 million resulting from the early termination arrangement with a content supplier. The impairment charge reflected the shortened sell-off period ending March 2014.

NOTE 7.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are summarized as follows:

	December 31,
(In thousands)	2014	2013

Furniture, fixtures and equipment	$1,799	$1,226
Software	1,477	1,174
Leasehold improvements	610	533
Property, equipment and improvements	3,886	2,933
Less: accumulated depreciation and amortization	(1,514)	(1,174)
Property, equipment and improvements, net	$2,372	$1,759

Depreciation expense for the years ended December 31, 2014 and 2013 was $878,000, and $869,000, respectively.  We capitalized $181,000 of internal-use software development costs for the year ended December 31, 2013.  We did not capitalize any internal-use software development costs for the year ended December 31, 2014.

During the periods ended December 31, 2014 and 2013, there was no impairment to property, equipment and improvements.

NOTE 8.	INVESTMENTS IN CONTENT

Investments in content are as follows:

	December 31,
(In thousands)	2014	2013

Released	$57,766	$66,527
Completed, not released	7,205	10,387
In-production	2,554	4,727
Investments in content, net	$67,525	$81,641

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  Impairment charges for the years ended December 31, 2014 and 2013 were $4.8 million and $6.4 million, respectively.  Impairments are included in cost of sales.

As a result of the early termination with a content supplier during the quarter ended June 30, 2013, we incurred during 2013 accelerated amortization and an impairment charge totaling $1.5 million reflecting the shortened content distribution arrangement.

In determining the fair value of content (Note 14, Fair Value Measurements), we employ a discounted cash flows (or DCF) methodology.  Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs, as well as a discount rate.  The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

Our estimated future amortization for investments in content is as follows:

(In thousands)
Period	Estimated Amortization	Percentage

1 Year	$18,046	31.2%
2 - 3 Years	22,102	38.3%
4 - 5 Years	10,814	18.7%
Thereafter	6,804	11.8%
	$57,766	100.0%

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill by segment is as follows:

 (In thousands)
	Wholesale	Direct-to-Consumer	Total

Balance as of January 1, 2013
Goodwill	$37,966	$9,416	$47,382
Adjustment	(1,194)	—	(1,194)
Final purchase price allocation and adjustments	6,264	(6,580)	(316)

Balance as of December 31, 2013
Goodwill	43,036	2,836	45,872

Impairment loss during year	—	(981)	(981)

Balance as of December 31, 2014
Goodwill	43,036	2,836	45,872
Accumulated impairment losses	—	(981)	(981)
	$43,036	$1,855	$44,891

Of the goodwill recognized, approximately $21.4 million will be amortized over 15 years for tax purposes giving rise to a future tax deduction.

During the fourth quarter of 2014, we reviewed our estimates for accruals of price adjustments that we provide to our customers.  Specifically, we analyzed the cost of sales impact of these accruals, which we previously did not consider or recognize for financial statement reporting purposes at the time of accrual.  The impact to the previously reported net loss, total comprehensive loss and cash flows for 2013 was insignificant, and as such, we only adjusted $1.2 million between goodwill and accrued royalties and distribution fees within our 2013 consolidated balance sheet.  This adjustment had the effect of reducing both previously reported amounts.

Goodwill was tested for impairment for the periods presented and an impairment loss of $981,000 was recognized during 2014 within our Direct-to-Consumer segment.  No impairments were recognized during 2013.

During the fourth quarter of 2014, the stock price of our publicly traded common stock decreased by 48% and our Direct-to-Consumer segment recognized lower revenue during the quarter compared to prior year’s fourth quarter.  Given the magnitude of these decreases, we considered these to be triggering events and hired a valuation firm to fair value our reporting units that held the majority of our goodwill.  The valuation firm fair valued our reporting units using both the market approach (by using comparable businesses) and the income approach. Significant inputs were the selection of comparable companies, our five-year forecast and a risk-appropriate discount rate of 18%.  The results of the valuations were that only our Direct-to-Consumer segment in the UK had a carrying book value in excess of its fair value.  Management assessed the amount of implied goodwill within this reporting unit and concluded that its goodwill was fully impaired.  The goodwill that remains in our Direct-to-Consumer segment is associated with our proprietary SVOD channels.

Other Intangibles

A summary of our intangibles and accumulated amortization are as follows:

	December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$10,950	$(1,642)	$9,308
Customer relationships	9,290	(6,039)	3,251
Websites	3,331	(2,211)	1,120
Supplier contracts	1,720	(609)	1,111
Option for future content	900	(418)	482
Leases	400	(400)	—
	$26,591	$(11,319)	$15,272

	December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$10,950	$(913)	$10,037
Customer relationships	9,290	(3,484)	5,806
Websites	2,962	(1,386)	1,576
Supplier contracts	1,720	(338)	1,382
Option for future content	900	(78)	822
Leases	400	(372)	28
	$26,222	$(6,571)	$19,651

Amortization expense for the years ended December 31, 2014 and 2013 was $4.8 million and $5.3 million, respectively.  Costs incurred to develop, upgrade or enhance functionality of websites are capitalized while website operating costs are expensed as incurred.  During the periods ended December 31, 2014 and 2013, we capitalized $437,000 and $173,000 of costs related to our websites, respectively.

As of December 31, 2014, the remaining amortization by year for intangible assets is as follows:

(In thousands)
Year Ended December 31,
Amount

2015	$3,654
2016	2,185
2017	1,849
2018	1,013
2019	913
Thereafter	5,658
$15,272

NOTE 10.	DEBT

Debt as of December 31, 2014 consists of the following:

(In thousands)

	Maturity Date	Interest Rate	December 31, 2014

Senior secured term notes	September 11, 2019	LIBOR + 9.9% -10.64%	$69,388
Less: debt discount			(4,509)
Total senior-term notes, net of discount			64,879

Subordinated notes payable to prior Image shareholders	October 3, 2018	12%	16,034

Debt			$80,913

Debt as of December 31, 2013 consists of the following:

(In thousands)

	Maturity Date	Interest Rate	December 31, 2013

Revolving credit facility	October 3, 2017	Prime + 5% or LIBOR + 6%	$14,949

Senior secured term notes:
Term loan – A	October 3, 2017	Prime or LIBOR + 4.5% - 5.5%	20,476
Term loan – B	April 3, 2018	Prime or LIBOR + 6.25% - 7.25%	12,287
Term loan – C	April 3, 2018	Prime or LIBOR + 9.25% - 10.25%	15,517
Principal balance outstanding			48,280
Less: debt discount			(2,007)
Total senior term notes			46,273

Subordinated notes payable prior Image shareholders	October 3, 2018	12%	15,042
Debt, net of discount			76,264

Subordinated production loan - Foyle's War	November 8, 2014	LIBOR + 2.15%	1,294
Debt			$77,558

On September 11, 2014, we refinanced our secured debt into a new credit agreement with new lenders.

Future minimum principal payments as of December 31, 2014 are as follows:

(In thousands)

	Senior Notes	Subordinated Notes	Total

2015	$2,450	$—	$2,450
2016	2,975	—	2,975
2017	4,375	—	4,375
2018	59,588	16,034	75,622
	$69,388	$16,034	$85,422

Currently, the subordinated notes mature in 2018 and the senior notes mature in 2019; however, if we do not subsequently extend the subordinated debt maturity beyond 2019, then the new senior notes’ maturity would accelerate in conjunction with the repayment of the subordinated notes in 2018.  The above table reflects the assumption that no extension of the subordinated notes occurs.  The senior notes’ minimum principal payments in 2018 would be $5.3 million if the senior notes’ maturity is not accelerated.

New Credit Agreement

On April 15, 2015, we amended our Credit Agreement (as defined below).  The amended terms are disclosed in our subsequent events footnote (See Note 23, Subsequent Events).

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent. The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to (a) LIBOR plus 10.64% for so long as the unpaid principal amount of the Credit Agreement is greater than $65.0 million, and (b) LIBOR plus 9.9% thereafter.  LIBOR has a floor of 0.25%.  Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

Under the Credit Agreement, interest and principal is payable quarterly with principal payments beginning on December 31, 2014. Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon:  (1) the occurrence of consolidated excess cash flows, as defined in the Credit Agreement, and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Agreement, but prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid during the first year, (b) 3% if prepaid during the second year, and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

We incurred $4.9 million in original issuance discounts and other related fees paid to lenders under the Credit Agreement.  We also incurred $1.3 million in fees for legal and other professional services.  Repayment of our previous credit facility included principal and accrued interest of $56.1 million ($15.0 million for our revolving credit facility and $41.1 million for our term loans and accrued interest).

The Credit Agreement contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit Agreement.  Financial covenants vary each quarter and generally become more restrictive over time.  Financial covenants include the following:

	December 31, 2014	2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	Ranges from 4.87 : 1.00 to 4.03 : 1.00	Ranges from 3.86 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	Ranges from 6.09 : 1.00 to 5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	Ranges from 1.07 : 1.00 to 1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony Pictures Home Entertainment and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Agreement.

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the new Credit Agreement, we must maintain at all times a cash balance of $3.5 million.  As of December 31, 2014, we were in compliance with our Credit Agreement.

When repaying the previous credit facility, we recognized a $1.5 million loss from the early extinguishment of debt, which is reported separately within our statement of operations.  This loss primarily represented the unamortized debt discount and deferred financing costs at the time of repayment of our prior credit facility.

Subordinated Notes Payable and Other Debt

On April 15, 2015, we amended our subordinated promissory notes that were issued to the selling preferred stockholders of Image.  The amended terms are disclosed in our subsequent events footnote (See Note 23, Subsequent Events).

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated notes bear an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $1.8 million of which $992,000 was added to the principal balance of these notes and the remainder was paid to the debt holders.  At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

In October 2013, we began our production of the next season of the franchise series of Foyle’s War.  Acorn Productions Limited and Acorn Global Enterprises Limited, both wholly-owned subsidiaries of RLJE Ltd., entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carried interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received were due on or before November 8, 2014.  This facility was substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property are collateral of the Credit Agreement now that the loan is fully paid and settled.  At December 31, 2014, this production loan was fully repaid.

NOTE 11.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	December 31, 2014
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	15,375	$12.00	2.75 years
Sponsor warrants	3,817	$12.00	2.75 years
Unregistered warrants	1,850	$12.00	2.75 years
	21,042

At December 31, 2013 the same amount of shares at the same exercise price were outstanding with a remaining life of 3.75 years.  The warrants have a term of five years beginning October 3, 2012, and provide the warrant holder the right to acquire a share of our common stock for $12.00 per share. The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 or more per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

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

The fair value of the warrants as of December 31, 2014 and 2013 was $601,000 and $4.1 million, respectively.  The valuation of the warrants is a Level 3 measurement.  The registered warrants had been traded on the over-the-counter market and previously were reported as a Level 1 measurement, but due to the lack of trading activity since the first quarter of 2014, the warrant valuation for registered warrants was transferred to Level 3 and valued in the same manner of the Sponsor and unregistered warrants.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the sponsor warrants and the un-registered warrants has always been a Level 3 measurement.  The decrease in the fair value of the warrants for the years ended December 31, 2014 and 2013 was $3.5 million and $201,000, respectfully.

NOTE 12.	EQUITY

Common and Preferred Shares

Our articles of incorporation authorize us to issue up to 250 million shares of common stock and one million shares of preferred stock, par value $0.001 per share.  As of December 31, 2014, there were 13,724,756 shares issued and 13,335,258 shares outstanding.  At December 31, 2013, there were 13,700,862 shares of common stock issued and outstanding.  There were no shares of preferred stock issued or outstanding at December 31, 2014 and 2013.  As of December 31, 2014, the rights and preferences of the preferred stock have not yet been designated.

On April 15, 2015, we issued 15,000 shares of Bridge Preferred Stock.  The terms are disclosed in our subsequent events footnote (See Note 23, Subsequent Events).

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain Image and Acorn Media selling shareholders entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), in which RLJE agreed to use its best efforts to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the “Securities Act”).  Such stockholders are entitled to make up to three demands, excluding short form registration demands, that RLJE register certain of its securities held by them for sale under the Securities Act.  In addition, such stockholders have the right to include their securities in other registration statements filed by RLJE.  At December 31, 2014, no demand had been received.

Included in our common shares outstanding at December 31, 2013 were 898,438 shares held by the Sponsor as part of the initial public offering of RLJE.  These shares were subject to forfeiture over a two-year period if certain stock price targets were not achieved.  As of December 31, 2014, 458,952 common shares have been returned to the Company and the remaining shares were returned in January 2015.

Treasury Shares

As shares are forfeited, they become treasury shares.  Forfeiture of shares occurs when directors or employees resign or stop working for the Company prior to achieving vesting conditions for certain stock-based compensation awards, when performance conditions are not met regardless of continued employment or service or when Sponsor shares are returned to the Company as discussed above.  Treasury shares are available to RLJE for future grants or issuances of shares as elected by the Company.  At December 31, 2014, we had 389,498 of treasury shares outstanding.  At December 31, 2013, we did not have any treasury shares.

NOTE 13.	STOCK-BASED COMPENSATION

Equity Compensation Plan

As of December 31, 2014 and 2013, we had one equity compensation plan.  The 2012 Incentive Compensation Plan of RLJ Entertainment, Inc. (the “Incentive Plan”) was approved by the shareholders of RLJ Acquisition, Image and Acorn Media on September 20, 2012.  The Incentive Plan is administered by the compensation committee of our Board of Directors, and allows the compensation committee to award up to a maximum of 1,244,153 shares under the Incentive Plan.  The compensation committee may award options, stock appreciation rights, restricted stock awards, restricted stock unit awards, bonus stock and awards in lieu of obligations, dividend equivalents, performance awards, and other stock-based awards (as those terms are defined in the Incentive Plan). No person may be granted (i) Options or Stock Appreciation Rights with respect to more than 750,000 shares or (ii) Restricted Stock, Restricted Stock Units, Performance Shares, and/or Other Stock Based Awards with respect to more than 750,000 shares. In addition, no person may be granted awards worth more than $1,000,000 of grant date fair value with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) under the Incentive Plan, or $2,000,000 with respect to any Performance Period that is more than 12 months.  The maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

At December 31, 2014 and 2013, there were 787,668 and 883,259 shares, respectively, available for future grants under the Incentive Plan.

Restricted Stock-Based Compensation Grants

Compensation expense relating to the restricted stock awards for the years ended December 31, 2014 and 2013 was $769,000 and $805,000, respectively.  Unrecognized stock-based compensation expense relating to these restricted stock awards of approximately $504,000 at December 31, 2014 is expected to be expensed ratably over the remaining vesting period through June 2016. The weighted average remaining vesting period for non-vested shares is nine months.  Compensation expense related to restricted stock awards is included in general and administrative expenses.

During the year ended December 31, 2014, 190,280 shares of restricted common stock were granted, 182,206 shares were vested and 93,742 shares were forfeited.   Of the 190,280 shares granted, 164,780 shares were granted to executive officers and directors and 25,500 shares were granted to other members of management.  Of the shares forfeited, 65,297 shares of restricted stock were forfeited based upon the failure to achieve the required performance conditions and the remainder of the forfeitures were due to employee resignations.  The shares granted in 2014 were fair valued on the date of grant with a range of $3.49 - $5.00 per share, for a total value of approximately $766,000.  These restricted shares will vest and be expensed over a three-year period for executive management and other management while restricted shares granted to directors vest and are expensed over a one-year period as a component of general and administrative expenses.  The vesting of restricted shares is subject to the achievement of certain service criteria, qualitative performance criteria, or both.  The amount of expense recognized to date has been reduced by estimated forfeitures related to certain performance targets that are not likely to be achieved.  The restricted stock may be subject to further forfeitures if the employee or director terminates his or her service during the vesting period or future performance measures are not achieved.

Restricted stock award activity under the Incentive Plan for the year ended December 31, 2014, and changes during the year then ended are presented below:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested shares at January 1, 2014	188	$5.38	135	$5.15
Granted	130	3.76	60	4.60
Vested	(127)	5.51	(56)	4.60
Forfeited	(12)	5.01	(83)	5.16
Non-vested shares at December 31, 2014	179	$4.13	56	$5.09

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

Restricted stock award activity under the Incentive Plan for the year ended December 31, 2013, and changes during the year then ended are presented below:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Non-vested shares at January 1, 2013	38	$7.98	—	$—
Granted	188	5.38	135	5.15
Vested	(38)	7.98	—	—
Forfeited	—	—	—	—
Non-vested shares at December 31, 2013	188	$5.38	135	$5.15

All restricted stock amounts will participate in dividends, if declared, prior to their vesting date.

NOTE 14.	FAIR VALUE MEASUREMENTS

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets.  Of these warrants, 15,375,000 are warrant shares that are registered and traded on the over-the-counter market.  Since the first quarter of 2014, there has been a lack of a trade activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy.  At December 31, 2013, when the registered warrants were reported as a Level 1 valuation, we used the closing market price of our market-traded warrants to determine the fair value of these registered warrants.

As of December 31, 2014, we determined the fair value of the registered warrants using a Monte Carlo simulation model.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered.  We use the closing market price of our common stock to compute stock volatility.  The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility.  This DLOM ranged between 9.1% and 11.24% during 2014.  Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

The remaining warrants, consisting of Sponsor Warrants of 3,816,667 and unregistered warrants of 1,850,000 are classified as Level 3 within the fair-value hierarchy.  Sponsor Warrants differ from the registered warrants as we have agreed not to exercise our redemption provision as long as the Sponsor continues to hold the warrants.  We determined the fair value of these warrants using a Monte Carlo simulation model and using the same assumptions used for the registered warrants, except we did not include the redemption feature.

Unregistered warrants differ from the registered warrants in that they have not been registered.  We determined the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered.   Prior to June 30, 2014, we determined this DLOM using the estimated fair value of a protective put relative to the fair value of a registered share of common stock.  This DLOM ranged between 17.8% and 34.0% during 2014, and 27.0% and 29.0% during 2013.

The following tables represent the valuation of our warrant liability within the fair-value hierarchy:

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability	$—	$—	$601	$601

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability	$2,630	$—	$1,493	$4,123

The following tables include a roll-forward of the warrant liability activity classified within Level 1 and Level 3 of the fair-value hierarchy:

(In thousands)	Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair-value hierarchy	(2,755)	—	2,755	—
Change in fair value of warrant liability	125	—	(3,647)	(3,522)
Warrant liability at December 31, 2014	$—	$—	$601	$601

(In thousands)	Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2012	$2,755	$—	$1,569	$4,324
Change in fair value of warrant liability	(125)	—	(76)	(201)
Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement information of assets and liabilities is classified in the tables below:

(In thousands)	Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$21,804	$21,804	$4,817

(In thousands)	Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$5,693	$5,693	$6,419

During the years ended December 31, 2014 and 2013, the investments in content were impaired by $4.8 million and $6.4 million, respectively.  In determining the fair value of our investments in content, we employ a DCF methodology.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 15.	NET INCOME (LOSS) PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share for the years ended December 31, 2014 and 2013:

(In thousands, except per share data)	Years Ended December 31,
	2014	2013
Basic and diluted:

Net loss	$(21,200)	$(31,077)

Denominator - basic and diluted:
Weighted-average common shares outstanding – basic	12,532	12,447
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	12,532	12,447

Net loss per common share:
Basic and diluted	$(1.69)	$(2.50)

We have outstanding warrants to acquire 21,041,667 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive because their exercise price of $12 per share exceeds the fair value of our common stock.  For the years ended December 31, 2014 and 2013, we have weighted average outstanding shares of approximately 613,000 and 898,000, respectively, which are held by founding shareholders that are forfeitable (See Note 12, Equity), that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the years ended December 31, 2014 and 2013, we have weighted average outstanding shares of approximately 923,000 and 1,084,000 shares, respectively of restricted common stock, that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.

NOTE 16.	INCOME TAXES

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

As of December 31, 2014, we have a valuation allowance against 99% of our deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards that were either acquired in the Business Combination or generated in 2013 and 2014.  Even though we have reserved all of these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future taxable earnings.  To the extent our deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of December 31, 2014, we had NOL carryforwards for Federal and state tax purposes of approximately $67.9 million and approximately $60.7 million, respectively, which are available to offset taxable income through 2034.  Our NOL carryforwards begin to expire in 2017.  NOL carryforwards that were acquired in the Business Combination reflect our assessment of an annual limitation on the utilization of these carryforwards due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

Income tax expense is summarized below:

(In thousands)	Years Ended December 31,
	2014	2013
Current
Federal	$—	$—
State	66	72
Foreign	145	665
	211	737
Deferred
Federal	(302)	580
State	22	94
Foreign	468	790
	188	1,464

Total Tax Expense	$399	$2,201

Income before provision for income taxes is as follows:

(In thousands)	Years Ended December 31,
	2014	2013

Domestic	$(22,711)	$(33,778)
Foreign	1,910	4,902
	$(20,801)	$(28,876)

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets and liabilities at are presented below:

	Years Ended December 31,
(In thousands)	2014		2013
	U.S. Federal and State	Foreign	U.S. Federal and State	Foreign
Deferred tax assets:
Provision for lower of cost or market inventory write-downs	$4,232	$—	$5,174	$—
Net operating loss carryforwards	25,173	416	18,359	—
Allowance for sales returns	1,208	—	1,166	—
Allowance for doubtful accounts receivable	12	—	—	—
Marketing discounts and price protection reserves	2,559	—	1,559	—
Accrued compensation and benefits	173	—	298	—
Tax credits carryforwards	4,156	—	1,980	—
Other	371	13	353	—
Deferred tax assets	37,884	429	28,889	—
Less valuation allowance	(35,837)	(416)	(27,047)	—
Deferred tax assets	2,047	13	1,842	—

Deferred tax liabilities:
Intangible assets	—	—	(1,409)	—
Warrant liability	(1,625)	—	(308)	—
Goodwill amortization	(833)	—	(674)	—
Equity income in ACL	—	(1,604)	—	(1,140)
Other	—	—	(125)	—
Deferred tax liabilities	(2,458)	(1,604)	(2,516)	(1,140)
Net deferred tax assets and liabilities	$(411)	$(1,591)	$(674)	$(1,140)

A reconciliation of income tax benefit based on the federal statutory rate to actual income tax expense (benefit) is as follows:

(In thousands)	Years Ended December 31,
	2014	2013

Expected income tax benefit - 34%	$(7,072)	$(9,818)
Income not subject to income tax	—	(1,499)
State income taxes, net of federal benefit	66	73
Non-deductible expenses	93	85
Change in valuation allowance	9,206	13,406
Change in prior year deferred tax allowance	(671)	—
Foreign income taxes	145	—
Foreign tax credit	(1,132)	—
Other	(236)	(46)
Total tax expense	$399	$2,201

Our significant tax returns are filed in the following jurisdictions:  United States, United Kingdom and in the following states:  Maryland, California and Illinois.  The tax years for 2009 through 2014 remain open to examination.  We are not currently under examination by any of the jurisdictions where we file significant tax returns.  We believe that our tax filing positions and deductions will be sustained if audited and we do not anticipate any adjustments that would result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain tax positions have been recorded.

NOTE 17.	STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	2014	2013
Cash paid during the period for:
Interest	$7,016	$4,765
Income taxes	$499	$2,565

During 2014 we incurred capital expenditures of $2.0 million of which $300,000 was accrued for and included within accounts payable and accrued liabilities as of year end.

NOTE 18.	CUSTOMER RELATIONSHIP

During the year ended December 31, 2013, we terminated our business relationship with an inventory fulfillment partner and recorded a sales return of approximately $2.9 million, which negatively impacted our gross margin by approximately $1.3 million.  Additionally, we agreed to terms to early terminate a content output agreement with a content supplier effective December 31, 2013, exclusive of a 90-day sell off period. The result of the termination was a non-cash charge of approximately $4.6 million, which includes $603,000 of accumulated amortization, recorded in the second quarter of 2013, related to its unamortized content assets and inventories on the Company’s balance sheet.

NOTE 19.	SEVERANCE

During the year ended December 31, 2013, we incurred severance charges of $2.4 million as part of the implemented reorganization from the formation of RLJE with former employees.  During the year ended December 31, 2014, we recognized additional severance charges of $548,000.  The severance charges were recorded as a component of general and administrative expense.

NOTE 20.	EMPLOYEE BENEFITS

Effective October 3, 2012, we established the RLJ Entertainment 401(k) Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  RLJE matches a portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code.  Our U.S. sponsor plan contributes up to four percent depending on the employee’s contribution beginning one month after the date of hire.  Our U.K. and Australia subsidiaries sponsor plans contribute between three to seven percent and nine percent, respectively, to employees beginning after a probationary period of three months to one year.

During the years ended December 31, 2014 and 2013, we incurred compensation expenses of $539,000 and $560,000, respectively, related to these plans.

NOTE 21.	COMMITMENTS AND CONTINGENCIES

Operating Leases

RLJE’s principal executive office is located in Silver Spring, Maryland.  We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates.  All locations are leased.  A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	April 30, 2022	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K., including ACL	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration	March 1, 2017	Wholesale

(1)	The segment descriptions above reflect the location’s primary activity.

Future minimum annual rental payments by year under operating leases at December 31, 2014, are approximately as follows:

(In thousands)

Year Ended December 31,	Lease Commitment

2015	$1,164
2016	1,166
2017	1,191
2018	1,056
2019	878
Thereafter	1,181
$6,636

Rent expense was $2.0 million and 1.4 million, for the years ended December 31, 2014 and 2013, respectively.

Employment Agreements

At December 31, 2014, our future contractual obligations under four employment agreements are summarized below.  Included in the amounts below are any minimum bonus or agreed-upon amounts to be paid within the employment contracts over the next five years as long as the employee continues to be an employee in good standing and meets the performance criteria within the individual employment agreements.  One of the four employment agreements does not have an expiration date and is included in each of the five years presented below.

(In thousands)

Year Ended December 31,	Employment Contracts

2015	$1,683
2016	983
2017	750
2018	750
2019	750
$4,916

Future Royalty Obligations

At December 31, 2014, our future obligations for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements that have an off balance sheet commitment total $7.1 million.  These commitments will be recognized in 2015 within our consolidated financial statements upon the earlier of payment or upon delivery of content by the content supplier.

Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to content ownership and copyright matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial position, results of operations or liquidity.

NOTE 22.	RELATED PARTY TRANSACTIONS

Equity Investments in Affiliates

All of ACL’s staff is employed by RLJE Ltd.  ACL was charged overhead and personnel costs for the years ended December 31, 2014 and 2013, of approximately $2.3 million and $2.1 million, respectively.

ACL paid dividends to RLJE Ltd. of $4.0 million and $4.0 million during the years ended December 31, 2014 and 2013, respectively.  Dividends received were recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia.  As of December 31, 2014, Acorn Media had lent its U.K. subsidiaries approximately $15.5 million and its Australian subsidiary approximately $3.6 million.   Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses.  During the years ended December 31, 2014 and 2013, we recognized a loss of $1.1 million and $484,000, respectively.

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts.  These accounts have not been otherwise modified.  These purchased liabilities are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets for 2014 and 2013.

RLJ SPAC Acquisition, LLC

Our chairman of our board of directors (Mr. Robert L. Johnson) through his company, RLJ SPAC Acquisition, LLC, has entered into a plan to purchase up to $2.0 million of our outstanding common stock from time to time over a 24-month period beginning June 19, 2013. Any purchases under the plan will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations.

All $2.0 million of Common Stock may not be purchased during the 24-month period.  The Plan may be terminated by Mr. Johnson at any time.

During 2014 and 2013, RLJ SPAC Acquisition LLC purchased 128,665 and 232,531 shares, respectively.

NOTE 23.	SUBSEQUENT EVENTS

On April 15, 2015, we sold to a company owned by Robert L. Johnson, the Company’s chairman, 15,000 shares of Bridge Preferred Stock for $15.0 million in cash.  The rights of the Bridge Preferred Stock include a preference on any dividends paid, limited voting rights related to any amendment to the Bridge Preferred Stock, a liquidation preference of $1,000 per share, negative covenants with respect to certain events and a redemption right at 130% of the liquidation preference upon certain defaults or a change in control.

The Company used $10.0 million of the net proceeds from this sale to make a partial payment on its Credit Agreement and approximately $1.0 million for prepayment penalties, legal fees and expenses associated with the transaction.  The balance of the net proceeds is intended to be used for working capital purposes.

In connection with the sale of the Bridge Preferred Stock, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with  Mr. Johnson’s company.  Pursuant to the terms of the Purchase Agreement, if convertible preferred stock is issued to a third party within 60 days after the sale to Mr. Johnson’s company of the Bridge Preferred Stock, concurrently with the closing on the sale of convertible preferred stock to such third party, each holder of Bridge Preferred Stock is required to exchange its shares of Bridge Preferred Stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for Bridge Preferred Stock and would receive the same rights and benefits as the other investors in the convertible preferred stock, including the issuance of warrants. If convertible preferred stock is not issued to a third party within 60 days after the sale to Mr. Johnson’s company of the Bridge Preferred Stock, promptly following such date, each holder of Bridge Preferred Stock is required to exchange its shares of Bridge Preferred Stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for Bridge Preferred Stock pursuant to the terms of the last convertible preferred stock term sheet offered by the Company to a third party and would receive the same rights and benefits as set forth in such last term sheet, including the issuance of warrants. The conversion of such convertible preferred stock into, and the exercise of such warrants for, shares of the Company’s common stock would be subject to the approval of the stockholders of the Company.

The Company is currently seeking to complete a private placement of between $15 million and $30 million of preferred stock convertible into the Company’s common stock to selected institutional investors (including the contemplated exchange with Mr. Johnson’s company). Such convertible preferred stock  will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In connection with this placement, the Company has received a non-binding term sheet from a third party to purchase for cash $4,000,000 in liquidation value of convertible preferred stock and warrants to purchase common stock. The non-binding term sheet contemplates that the convertible preferred stock would:

Bear an 8% annual dividend, payable in kind for the first two years and thereafter payable quarterly in cash or freely-trading common stock, at the Company’s option. If common stock were used for the payment, it would be valued at 80% of the market price.

Be convertible into common stock at an initial conversion price of $1.00 per share, subject to anti-dilution adjustment.

Be subject to mandatory redemption on the fifth anniversary of the issuance date. The Company would be able to redeem with either cash or freely-tradable common stock. If common stock is used for the redemption, it would be valued at 80% of the market price.

The term sheet further contemplates the issuance of warrants to purchase an aggregate number of shares of common stock equal to 30% of the number of shares into which the convertible preferred stock is convertible on the date of issuance thereof. The Warrants would have a five year term and would have an exercise price of $1.50 per share, subject to anti-dilution adjustment. Investors in the convertible preferred stock also would receive certain other customary rights, including registration rights and anti-dilution protection.

The conversion of the convertible preferred stock into, and the exercise of the warrants for, shares of the Company’s common stock would be subject to the approval of the stockholders of the Company. The Company would hold a special meeting seeking stockholders approval no later than July 31, 2015. Prior to the closing on the issuance of the convertible preferred stock, the Company would be required to obtain proxies from directors, executive officers and greater than 5% stockholders holding at least 50% of the outstanding shares to vote in favor of the issuance of the convertible preferred stock and the warrants.

There is no assurance that the transaction set forth in the term sheet will be completed, that the terms of the actual issuance will not materially vary from the terms set forth in the term sheet or that the Company will be successful in obtaining other investors in the convertible preferred stock.

Debt Amendments

Concurrently with the sale of the Bridge Preferred Stock, the Company also entered into (a) an amendment (the “Senior Credit Facility Amendment”) to the Credit Agreement between the Company and its lenders, and (b) an amendment (the “Note Amendment”) with the holders of certain subordinated notes (the “Subordinated Note Holders”).

The principal terms of the Credit Agreement Amendment are as follows:

(a) a waiver of certain Defaults (as defined in the Credit Agreement) and Events of Default (as defined in the Credit Agreement) caused by, or that would be caused by the breach of certain financial covenants under the senior Credit Agreement;

(b) amendments of the Credit Agreement (i) modifying the interest rate to equal LIBOR plus 10.64%, (ii) modifying certain financial statement and other reporting and lender communication requirements, (iii) changing the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) threshold to 0.73:1.00 for the quarter ending March 31, 2015, and 0.63:1.00 for the quarter ending June 30, 2015, (iv) changing the Senior Leverage Ratio (as defined in the Credit Agreement) limit to 7.50:1.00 for the quarter ending March 31, 2015, and 6.92:1.00 for the quarter ending June 30, 2015, (v) changing the Total Leverage Ratio (as defined in the Credit Agreement) limit to 9:00:1:00 for the quarter ending March 31, 2015, and 8.95:1.00 for the quarter ending June 30, 2015, and (vi) changing the Minimum Cash Balance (as defined in the Credit Agreement) that the Company is required to maintain to $1 million; and

(c) the consent of the lenders to the issuance of the Bridge Preferred Stock and the convertible preferred stock, which is anticipated to be issued in exchange for the Bridge Preferred Stock, as well as the use of the proceeds from the issuance of the Bridge Preferred Stock and the convertible preferred stock (i) to pay $10 million of the amounts outstanding pursuant to the Credit Agreement, (ii) to pay certain fees and costs associated with the issuance of the Bridge Preferred Stock and the convertible preferred stock, and (iii) for working capital purposes.

The principal terms of the Note Amendment are as follows:

(a) an agreement by the Subordinated Note Holders to convert 50% of the outstanding balance under the subordinated notes into the convertible preferred stock with rights and preferences equal to those of the Bridge Preferred Stock;

(b) amendments to the subordinated notes (i) changing the interest rate payable from 12% to 1.5% per annum for the 24-month period commencing on January 1, 2015, and then 12% per annum thereafter; and (ii) specifying that 45% of the interest due will be payable in cash and the remainder of the accrued interest will be payable in the form of additional subordinated notes; and

(c) a waiver of any existing defaults and events of default.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2014 (or Annual Report), we evaluated, under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period cover by this Annual Report because of material weaknesses in our internal controls over financial reporting, relating to the review of content ultimates and the preparation and review of reconciliations, which we view as an integral part of our disclosure controls and procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2014.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework– 1992 and identified material weaknesses in our internal control over financial reporting as of December 31, 2014 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses described below, management concluded that, at December 31, 2014, our internal control over financial reporting was ineffective.

Management has concluded that we failed to maintain an effective control environment and monitoring activities as a result of (1) an ineffective design of the process level controls associated with the review of content ultimates, which lead to errors in the amortization expense and related impairment of physical inventories, and (2) a failure to design or maintain effective process level controls over certain reconciliations and management review.  These failures did not result in a material adjustment to our financial statements taken as a whole.

In light of the material weaknesses, we performed additional procedures, including updating our content ultimates and recalculating the impairment of related physical inventories, to ensure that our financial results are not materially misstated.  Based upon these additional procedures, management believes that the financial statements included in this report fairly present in all material respects our Company’s financial position, results of operations and cash flows for the periods presented.

Plan for Remediation of Material Weakness

In order to remediate the material weaknesses described above and enhance our internal control over financial reporting, the Company, led by our Chief Financial Officer, is implementing and monitoring the following actions:

(a)	We will institute procedures to improve communication between legal, operations and finance with respect to notification of expired, modified or terminated catalog content agreements to ensure they are properly evaluated within the ultimates.

(b)	We have added staff to our financial reporting function to provide increased focus over content analysis and review.

(c)	We will require documented review and sign-off of content ultimates by the Chief Accounting Officer and the Head of Business Affairs and Legal before processing for posting in ledger.

(d)	We will provide incremental staff training.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Management determined that, as of December 31, 2014, changes were made to our internal control over financial reporting during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the fiscal quarter ended December 31, 2014, the Company had the following changes to the design or maintenance of our internal control over financial reporting:

a.	The Company’s third-party US content distributor experienced a significant security breach in their operational IT infrastructure, which disrupted the distributor’s ability to provide the normal automated daily feeds of detailed sales, returns, inventory movement, receivables and other transactions to the Company from November 22, 2014 through March 2, 2015. We received some manual partial data during disrupted period; however this change required us to create unplanned temporary manual processes that increased the time and complexity of review and forecasting.
b.	During the fourth quarter, we had turnover in process roles impacting financial reporting, including the IT senior reporting analyst and the Manager of royalty reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The additional information required by this Item will be included in our company’s proxy statement for its 2015 Annual Meeting of Stockholders.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our company’s proxy statement for its 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our company’s proxy statement for its 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our company’s proxy statement for its 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our company’s proxy statement for its 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	The following documents are filed as a part of this report:		Page

	1.	Financial Statements.

		Reports of Independent Registered Public Accounting Firms	[53]
		Consolidated Balance Sheets as of December 31, 2014 and 2013	[55]
		Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	[56]
		Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013	[57]
		Consolidated Statements Equity for the years ended December 31, 2014 and 2013	[58]
		Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	[59]

(b)	Exhibits.

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

3.2	Form of Bylaws of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.2	Specimen Warrant certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.3*	Amended and Restated Warrant Agreement, dated as of February 1, 2015, by and between RLJ Entertainment, Inc., Computershare Inc. and Computershare Trust Company, N.A.

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

10.7
Second Amendment to and Waiver Under Credit Agreement, dated as of November 6, 2013, by and among RLJ Entertainment, Inc. RLJ Acquisition, Inc. for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc. Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-35675) filed on March 19, 2014).

10.8
Third Amendment to and Waiver Under Credit Agreement, dated as of December 6, 2013, by and among RLJ Entertainment, Inc. RLJ Acquisition, Inc. for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc. Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-35675) filed on March 19, 2014).

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

10.21
Credit and Guaranty Agreement, dated as of September 11, 2014, by and among RLJ Entertainment, Inc., as Parent Borrower, and Subsidiaries of Parent Borrower, as Guarantors, the Lenders party hereto from time to time, McLarty Capital Partners SBIC, L.P., as Administrative Agent, Collateral Agent, Arranger, Bookmanager, and Syndication Agent, and Crystal Financial LLC as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on November 7, 2014).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1
Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2013 and 2012 (incorporated by reference to Exhibit 99.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-35675) filed on March 19, 2014).

99.2*	Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: May 8, 2015	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2015	/s/ ANDREW S. WILSON
ANDREW S. WILSON
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2015	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 8, 2015	/s/ ANDREW S. WILSON
ANDREW S. WILSON
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 8, 2015	/s/ ROBERT L. JOHNSON
ROBERT L. JOHNSON
Chairman of the Board

Dated: May 8, 2015	/s/ PETER EDWARDS
PETER EDWARDS
Non-Executive Vice Chairman

Dated: May 8, 2015	/s/ H. VAN SINCLAIR
H. VAN SINCLAIR
Director

Dated: May 8, 2015	/s/ TYRONE BROWN
TYRONE BROWN
Director

Dated: May 8, 2015	/s/ MORRIS GOLDFARB
MORRIS GOLDFARB
Director

Dated: May 8, 2015	/s/ ANDOR M. LASZLO
ANDOR M. LASZLO
Director

SIGNATURES -  continued

Dated: May 8, 2015	/s/ LISA W. WARDELL
LISA W. WARDELL
Director

Dated: May 8, 2015	/s/ SCOTT R. ROYSTER
SCOTT R. ROYSTER
Director