Form 10-K/A
period 2014-12-31
RLJ ENTERTAINMENT, INC.
filed 2015-05-14
CIK 1546381

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

The aggregate market value of the voting stock held by non-affiliates computed on June 30, 2014, based on the sales price of $4.80 per share:  Common Stock - $34,262,448.  All directors and executive officers have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

The number of shares outstanding of the registrant’s common stock as of April 30, 2015:  12,895,772

DOCUMENTS INCORPORATED BY REFERENCE

None.

RLJ ENTERTAINMENT, INC.
Form 10-K/A Annual Report (Amendment No. 1)

For The Fiscal Year Ended December 31, 2014

Explanatory Note

RLJ Entertainment, Inc. (or RLJE, the Company, we, us, or our) is filing this Amendment No. 1 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10‑K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (or SEC) on May 8, 2015 (or the 2014 Form 10-K), for purposes of including the information required by Part III that was to be incorporated by reference to its definitive proxy statement relating to its 2014 Annual Meeting of Stockholders and to include a corrected Report of Independent Registered Public Accounting Firm, which was inadvertently filed unsigned.  This Amendment does not reflect a change in our results of operations or financial position as reported in the 2014 Form 10-K.

This Amendment does not reflect events occurring after the 2014 Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. This Amendment consists only solely of the preceding cover page, this explanatory note, Item 8, Part III information, Item 15, the signature page, the exhibit index, the consent of KPMG LLP filed as Exhibit 23.1, the consent of BDO USA LLP filed as Exhibit 23.2 and the officer certifications filed as Exhibits 31.1, 31.2 and 32.1.

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

The following tables summarize the segment contribution for the years ended December 31, 2014 and 2013:

(In thousands)	Year Ended December 31, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$8,752	$91,379	$37,558	$—	$137,689
Operating costs and expenses	(6,662)	(85,595)	(41,413)	(11,975)	(145,645)
Depreciation and amortization	(115)	(1,684)	(3,415)	(480)	(5,694)
Goodwill impairment	—	—	(981)	—	(981)
Share in ACL earnings	2,580	—	—	—	2,580
Segment contribution	$4,555	$4,100	$(8,251)	$(12,455)	$(12,051)

(In thousands)	Year Ended December 31, 2013
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$8,019	$115,397	$41,414	$—	$164,830
Operating costs and expenses	(7,967)	(118,455)	(44,762)	(11,087)	(182,271)
Depreciation and amortization	(89)	(3,115)	(2,931)	(39)	(6,174)
Share in ACL earnings	3,296	—	—	—	3,296
Segment contribution	$3,259	$(6,173)	$(6,279)	$(11,126)	$(20,319)

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

Our estimated future amortization for investments in content is as follows:

(In thousands)
Period	Estimated Amortization	Percentage

1 Year	$18,046	31.2%
2 - 3 Years	22,102	38.3%
4 - 5 Years	10,814	18.7%
Thereafter	6,804	11.8%
	$57,766	100.0%

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill by segment is as follows:

 (In thousands)

	Wholesale	Direct-to- Consumer	Total

Balance as of January 1, 2013
Goodwill	$37,966	$9,416	$47,382
Adjustment	(1,194)	—	(1,194)
Final purchase price allocation and adjustments	6,264	(6,580)	(316)

Balance as of December 31, 2013
Goodwill	43,036	2,836	45,872

Impairment loss during year	—	(981)	(981)

Balance as of December 31, 2014
Goodwill	43,036	2,836	45,872
Accumulated impairment losses	—	(981)	(981)
	$43,036	$1,855	$44,891

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

During the fourth quarter of 2014, the stock price of our publicly traded common stock decreased by 48% and our Direct-to-Consumer segment recognized lower revenue during the quarter compared to prior year's fourth quarter.  Given the magnitude of these decreases, we considered these to be triggering events and hired a valuation firm to fair value our reporting units that held the majority of our goodwill.  The valuation firm fair valued our reporting units using both the market approach (by using comparable businesses) and the income approach. Significant inputs were the selection of comparable companies, our five-year forecast and a risk-appropriate discount rate of 18%.  The results of the valuations were that only our Direct-to-Consumer segment in the UK had a carrying book value in excess of its fair value.  Management assessed the amount of implied goodwill within this reporting unit and concluded that its goodwill was fully impaired.  The goodwill that remains in our Direct-to-Consumer segment is associated with our proprietary SVOD channels.

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

As of December 31, 2014, the remaining amortization by year for intangible assets is as follows:

(In thousands)
Year Ended December 31,
Amount

2015	$3,654
2016	2,185
2017	1,849
2018	1,013
2019	913
Thereafter	5,658
$15,272

NOTE 10.	DEBT

Debt as of December 31, 2014 consists of the following:

(In thousands)	Maturity Date	Interest Rate	December 31, 2014

Senior secured term notes	September 11, 2019	LIBOR + 9.9% - 10.64%	$69,388
Less: debt discount			(4,509)
Total senior-term notes, net of discount			64,879

Subordinated notes payable to prior Image shareholders	October 3, 2018	12%	16,034

Debt			$80,913

Debt as of December 31, 2013 consists of the following:

(In thousands)	Maturity Date	Interest Rate	December 31, 2013

Revolving credit facility	October 3, 2017	Prime + 5% or LIBOR + 6%	$14,949

Senior secured term notes:
Term loan – A	October 3, 2017	Prime or LIBOR + 4.5% - 5.5%	20,476
Term loan – B	April 3, 2018	Prime or LIBOR + 6.25% - 7.25%	12,287
Term loan – C	April 3, 2018	Prime or LIBOR + 9.25% - 10.25%	15,517
Principal balance outstanding			48,280
Less: debt discount			(2,007)
Total senior term notes			46,273

Subordinated notes payable prior Image shareholders	October 3, 2018	12%	15,042
Debt, net of discount			76,264

Subordinated production loan - Foyle's War	November 8, 2014	LIBOR + 2.15%	1,294
Debt			$77,558

On September 11, 2014, we refinanced our secured debt into a new credit agreement with new lenders.

Future minimum principal payments as of December 31, 2014 are as follows:
(In thousands)	Senior Notes	Subordinated Notes	Total

2015	$2,450	$—	$2,450
2016	2,975	—	2,975
2017	4,375	—	4,375
2018	59,588	16,034	75,622
	$69,388	$16,034	$85,422

Currently, the subordinated notes mature in 2018 and the senior notes mature in 2019; however, if we do not subsequently extend the subordinated debt maturity beyond 2019, then the new senior notes' maturity would accelerate in conjunction with the repayment of the subordinated notes in 2018.  The above table reflects the assumption that no extension of the subordinated notes occurs.  The senior notes' minimum principal payments in 2018 would be $5.3 million if the senior notes' maturity is not accelerated.

New Credit Agreement

On April 15, 2015, we amended our Credit Agreement (as defined below).  The amended terms are disclosed in our subsequent events footnote (See Note 23, Subsequent Events).

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of lenders led by McLarty Capital Partners, as administrative agent. The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to (a) LIBOR plus 10.64% for so long as the unpaid principal amount of the Credit Agreement is greater than $65.0 million, and (b) LIBOR plus 9.9% thereafter.  LIBOR has a floor of 0.25%.  Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

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

In October 2013, we began our production of the next season of the franchise series of Foyle's War.  Acorn Productions Limited and Acorn Global Enterprises Limited, both wholly-owned subsidiaries of RLJE Ltd., entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled "Foyle's War Series 9." The facility carried interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received were due on or before November 8, 2014.  This facility was substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property are collateral of the Credit Agreement now that the loan is fully paid and settled.  At December 31, 2014, this production loan was fully repaid.

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

The warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  The reduction in exercise price depends upon the amount of other consideration, if any, received by the warrant holders in the reorganization and how many years after the Business Combination reorganization is consummated.  Generally, the reduction in exercise price would be between $6.00 and $9.00 assuming no additional consideration was received.  Because of this provision, all warrants are being accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity's Own Equity.

The fair value of the warrants as of December 31, 2014 and 2013 was $601,000 and $4.1 million, respectively.  The valuation of the warrants is a Level 3 measurement.  The registered warrants had been traded on the over-the-counter market and previously were reported as a Level 1 measurement, but due to the lack of trading activity since the first quarter of 2014, the warrant valuation for registered warrants was transferred to Level 3 and valued in the same manner of the Sponsor and unregistered warrants.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the sponsor warrants and the unregistered warrants has always been a Level 3 measurement.  The decrease in the fair value of the warrants for the years ended December 31, 2014 and 2013 was $3.5 million and $201,000, respectfully.

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

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain Image and Acorn Media selling shareholders entered into an amended and restated registration rights agreement (the "Registration Rights Agreement"), in which RLJE agreed to use its best efforts to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the "Securities Act").  Such stockholders are entitled to make up to three demands, excluding short form registration demands, that RLJE register certain of its securities held by them for sale under the Securities Act.  In addition, such stockholders have the right to include their securities in other registration statements filed by RLJE.  At December 31, 2014, no demand had been received.

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

Equity Compensation Plan

As of December 31, 2014 and 2013, we had one equity compensation plan.  The 2012 Incentive Compensation Plan of RLJ Entertainment, Inc. (the "Incentive Plan") was approved by the shareholders of RLJ Acquisition, Image and Acorn Media on September 20, 2012.  The Incentive Plan is administered by the compensation committee of our Board of Directors, and allows the compensation committee to award up to a maximum of 1,244,153 shares under the Incentive Plan.  The compensation committee may award options, stock appreciation rights, restricted stock awards, restricted stock unit awards, bonus stock and awards in lieu of obligations, dividend equivalents, performance awards, and other stock-based awards (as those terms are defined in the Incentive Plan). No person may be granted (i) Options or Stock Appreciation Rights with respect to more than 750,000 shares or (ii) Restricted Stock, Restricted Stock Units, Performance Shares, and/or Other Stock Based Awards with respect to more than 750,000 shares. In addition, no person may be granted awards worth more than $1,000,000 of grant date fair value with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) under the Incentive Plan, or $2,000,000 with respect to any Performance Period that is more than 12 months.  The maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

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

As of December 31, 2014, we determined the fair value of the registered warrants using a Monte Carlo simulation model.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered.  We use the closing market price of our common stock to compute stock volatility.  The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility.  This DLOM ranged between 9.1% and 11.24% during 2014.  Assumptions regarding adjustments to the exercise price are based on management's best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

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

As of December 31, 2014, we have a valuation allowance against 99% of our deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards that were either acquired in the Business Combination or generated in 2013 and 2014.  Even though we have reserved all of these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future taxable earnings.  To the extent our deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of December 31, 2014, we had NOL carryforwards for Federal and state tax purposes of approximately $67.9 million and approximately $60.7 million, respectively, which are available to offset taxable income through 2034.  Our NOL carryforwards begin to expire in 2017.  NOL carryforwards that were acquired in the Business Combination reflect our assessment of an annual limitation on the utilization of these carryforwards due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state limitations.

Income tax expense is summarized below:

(In thousands)	Years Ended December 31,
	2014	2013
Current
Federal	$—	$—
State	66	72
Foreign	145	665
	211	737
Deferred
Federal	(302)	580
State	22	94
Foreign	468	790
	188	1,464

Total Tax Expense	$399	$2,201

Income before provision for income taxes is as follows:(In thousands)	Years Ended December 31,
	2014	2013

Domestic	$(22,711)	$(33,778)
Foreign	1,910	4,902
	$(20,801)	$(28,876)

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

During the year ended December 31, 2013, we terminated our business relationship with an inventory fulfillment partner and recorded a sales return of approximately $2.9 million, which negatively impacted our gross margin by approximately $1.3 million.  Additionally, we agreed to terms to early terminate a content output agreement with a content supplier effective December 31, 2013, exclusive of a 90-day sell off period. The result of the termination was a non-cash charge of approximately $4.6 million, which includes $603,000 of accumulated amortization, recorded in the second quarter of 2013, related to its unamortized content assets and inventories on the Company's balance sheet.

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

Effective October 3, 2012, we established the RLJ Entertainment 401(k) Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  RLJE matches a portion of those contributions based upon the employee's compensation status in accordance with the U.S. Internal Revenue Code.  Our U.S. sponsor plan contributes up to four percent depending on the employee's contribution beginning one month after the date of hire.  Our U.K. and Australia subsidiaries sponsor plans contribute between three to seven percent and nine percent, respectively, to employees beginning after a probationary period of three months to one year.

During the years ended December 31, 2014 and 2013, we incurred compensation expenses of $539,000 and $560,000, respectively, related to these plans.

NOTE 21.	COMMITMENTS AND CONTINGENCIES

Operating Leases

RLJE's principal executive office is located in Silver Spring, Maryland.  We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates.  All locations are leased.  A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	April 30, 2022	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K., including ACL	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration	March 1, 2017	Wholesale

(1)	The segment descriptions above reflect the location's primary activity.

Future minimum annual rental payments by year under operating leases at December 31, 2014, are approximately as follows:

(In thousands)

Year Ended December 31,	Lease Commitment

2015	$1,164
2016	1,166
2017	1,191
2018	1,056
2019	878
Thereafter	1,181
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

Equity Investments in Affiliates

All of ACL's staff is employed by RLJE Ltd.  ACL was charged overhead and personnel costs for the years ended December 31, 2014 and 2013, of approximately $2.3 million and $2.1 million, respectively.

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

On April 15, 2015, we sold to a company owned by Robert L. Johnson, the Company's chairman, 15,000 shares of Bridge Preferred Stock for $15.0 million in cash.  The rights of the Bridge Preferred Stock include a preference on any dividends paid, limited voting rights related to any amendment to the Bridge Preferred Stock, a liquidation preference of $1,000 per share, negative covenants with respect to certain events and a redemption right at 130% of the liquidation preference upon certain defaults or a change in control.

The Company used $10.0 million of the net proceeds from this sale to make a partial payment on its Credit Agreement and approximately $1.0 million for prepayment penalties, legal fees and expenses associated with the transaction.  The balance of the net proceeds is intended to be used for working capital purposes.

In connection with the sale of the Bridge Preferred Stock, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with  Mr. Johnson's company.  Pursuant to the terms of the Purchase Agreement, if convertible preferred stock is issued to a third party within 60 days after the sale to Mr. Johnson's company of the Bridge Preferred Stock, concurrently with the closing on the sale of convertible preferred stock to such third party, each holder of Bridge Preferred Stock is required to exchange its shares of Bridge Preferred Stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for Bridge Preferred Stock and would receive the same rights and benefits as the other investors in the convertible preferred stock, including the issuance of warrants. If convertible preferred stock is not issued to a third party within 60 days after the sale to Mr. Johnson's company of the Bridge Preferred Stock, promptly following such date, each holder of Bridge Preferred Stock is required to exchange its shares of Bridge Preferred Stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for Bridge Preferred Stock pursuant to the terms of the last convertible preferred stock term sheet offered by the Company to a third party and would receive the same rights and benefits as set forth in such last term sheet, including the issuance of warrants. The conversion of such convertible preferred stock into, and the exercise of such warrants for, shares of the Company's common stock would be subject to the approval of the stockholders of the Company.

The Company is currently seeking to complete a private placement of between $15 million and $30 million of preferred stock convertible into the Company's common stock to selected institutional investors (including the contemplated exchange with Mr. Johnson's company). Such convertible preferred stock  will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In connection with this placement, the Company has received a non-binding term sheet from a third party to purchase for cash $4,000,000 in liquidation value of convertible preferred stock and warrants to purchase common stock. The non-binding term sheet contemplates that the convertible preferred stock would:
Bear an 8% annual dividend, payable in kind for the first two years and thereafter payable quarterly in cash or freely-trading common stock, at the Company's option. If common stock were used for the payment, it would be valued at 80% of the market price.
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

The conversion of the convertible preferred stock into, and the exercise of the warrants for, shares of the Company's common stock would be subject to the approval of the stockholders of the Company. The Company would hold a special meeting seeking stockholders approval no later than July 31, 2015. Prior to the closing on the issuance of the convertible preferred stock, the Company would be required to obtain proxies from directors, executive officers and greater than 5% stockholders holding at least 50% of the outstanding shares to vote in favor of the issuance of the convertible preferred stock and the warrants.

There is no assurance that the transaction set forth in the term sheet will be completed, that the terms of the actual issuance will not materially vary from the terms set forth in the term sheet or that the Company will be successful in obtaining other investors in the convertible preferred stock.

Debt Amendments

Concurrently with the sale of the Bridge Preferred Stock, the Company also entered into (a) an amendment (the "Senior Credit Facility Amendment") to the Credit Agreement between the Company and its lenders, and (b) an amendment (the "Note Amendment") with the holders of certain subordinated notes (the "Subordinated Note Holders").

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

Board Composition

As of April 30, 2015, our board of directors (or Board) was comprised of nine members as set forth in the table below.  Each director elected holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Robert L. Johnson	2012	69
Mr. Johnson was appointed as the Company's chairman in October 2012. From November 2010 to October 2012, Mr. Johnson served as the chairman of the board of RLJ Acquisition, Inc., a special purpose acquisition company that created the Company. Mr. Johnson founded The RLJ Companies, an innovative business network that owns or holds interests in a diverse portfolio of companies in businesses operating in hotel real estate investment; private equity; financial services; asset management; automobile dealerships; sports and entertainment; and video lottery terminal (or VLT) gaming, and has served as its chairman since February 2003. Prior to forming The RLJ Companies, Mr. Johnson was founder and chief executive officer of Black Entertainment Television (or BET), which was acquired by Viacom Inc. in 2001. He continued to serve as chief executive officer of BET until February 2006. In July 2007, Mr. Johnson was named by USA Today as one of the "25 most influential business leaders of the past 25 years." Mr. Johnson currently serves on the boards of directors of RLJ Lodging Trust (NYSE: RLJ), KB Home (NYSE: KBH), Lowe's Companies, Inc. (NYSE: LOW), Strayer Education, Inc. (NASDAQ: STRA) and Retirement Clearinghouse, LLC. He previously served as a director of Hilton Hotels Corporation, US Airways Group, Inc., General Mills, Inc. and IMG Worldwide, Inc., and a member of the board of trustees at The Johns Hopkins University. We believe that Mr. Johnson's professional background, his prior executive leadership positions at various companies, and current and past board positions, make him well qualified as a Chairman of the Company's board of directors.

Miguel Penella	2012	46
Mr. Penella was appointed as the Company's Chief Executive Officer on January 18, 2013.  From October 2012 until January 18, 2013, Mr. Penella served as Chief Operating Officer. Mr. Penella has served as a director of the Company since October 2012. From April 2007 to October 2012, Mr. Penella served as chief executive officer of Acorn Media Group, Inc., which was acquired by the Company in October 2012, where he oversaw operations and was the driving force behind the worldwide expansion of both the Acorn and Acacia brands, including the acquisition of 64% of Agatha Christie Limited and the launch of Acorn TV, the Company's first proprietary subscription VOD channel. From 2004 to April of 2007, Mr. Penella was president of Acorn's direct-to-consumer operations offering DVDs and other high quality products through catalogs and online marketing vehicles. Under his leadership, Acorn's direct-to-consumer operations grew from $8 million to $40 million in sales. Mr. Penella came to Acorn from Time-Life where he rose in the ranks from circulation director of the catalog department to director of catalogs for the music division and then to vice president of customer marketing in 2001. Previously, he worked in catalog management for the National Direct Marketing Corporation and the National Wildlife Federation. We believe that Mr. Penella's professional background, his position in the Company and his prior senior leadership positions at various companies make him well qualified as a member of the Company's board of directors.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Peter Edwards	2012	62
Mr. Edwards was appointed as the Company's non-executive vice chairman in October 2012. Prior to October 2012, Mr. Edwards served as founder and chairman of Acorn Media Group, Inc., since its inception in 1984. Mr. Edwards has a broad background in communications. Before founding Acorn, his work in emerging communications technologies included consulting for cable companies such as Cablevision and Viacom during the major-city cable television franchising competitions of the 1980s. He also served as a consultant to the City of Reading, Pennsylvania, home of the world's oldest two-way cable system. Also active in video production, he worked for the Washington bureau of NBC News and independently on a range of documentaries and music videos. We believe that Mr. Edwards professional background, including his vast experience in communications and video productions, make him well qualified as the Vice Chairman of the Company's board of directors.

H. Van Sinclair	2012	62
Mr. Sinclair has served as a member of the Company's board of directors since April 2012 and was the Chief Executive Officer and President of RLJ Acquisition, Inc. from April 2012 until immediately prior to the consummation of the Business Combination in October 2012.  Mr. Sinclair was also a member of RLJ Acquisition, Inc.'s board of directors from November 2010 until immediately prior to the consummation of the business combination.  Since February 2003, Mr. Sinclair has served as president and chief executive officer of The RLJ Companies. From January 2006 to May 2011, Mr. Sinclair also served as Vice President of Legal and Business Affairs for RLJ Urban Lodging Funds, a private equity fund concentrating on limited and focused service hotels in the United States and for RLJ Development, The RLJ Companies' hotel and hospitality company.  Prior to joining The RLJ Companies, Mr. Sinclair spent 28 years, from October 1978 to February 2003, with the law firm of Arent Fox, LLP. Mr. Sinclair remains of counsel to Arent Fox. Mr. Sinclair is a member of the Board of Directors of Vringo, Inc. (NASDAQ: VRNG) where he is chairman of the Audit Committee.  We believe that Mr. Sinclair's professional background, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of the Company's board of directors.

Tyrone Brown	2012	72
Mr. Brown has served as a member of the Company's board of directors since October 2012. Mr. Brown is a self-employed attorney. Since January 2014, Mr. Brown has served as Consulting Counsel at Wiley Rein, a Washington, DC law firm where he consults with the firm's clients on media and telecommunications matters.  Mr. Brown was an initial investor and director in the successful re-launch after bankruptcy of IRIDIUM, the global mobile satellite system, serving as IRIDIUM's vice chairman from January 2002 until a successful public offering in October 2009. Previously, he was the co-founder of District Cablevision, the DC cable television system, where he was president and a director from 1986 to February 1992. Mr. Brown also served as a director and principal outside counsel of Black Entertainment Television (or BET) until its successful public offering in 1991, and vice president and general counsel of Post-Newsweek Stations, the broadcast station subsidiary of the Washington Post Company, from 1971 to 1974. In addition to his entrepreneurial and business activities, Mr. Brown has practiced communications law at a number of major DC law firms and served as a law clerk for the late Chief Justice of the Supreme Court Earl Warren, as an aide to Senator Edmund Muskie and as an FCC Commissioner under the Carter Administration. We believe that Mr. Brown's professional background in the media sector, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of the Company's board of directors.

Morris Goldfarb	2012	64
Mr. Goldfarb has served as a member of the Company's board of directors since April 2012. Mr. Goldfarb previously served as a director of RLJ Acquisition, Inc., from February 2011 until October 2012. He serves as Chairman of the Board, Chief Executive Officer and President of G-III Apparel Group, Ltd., a designer, manufacturer, importer and marketer of apparel, swimwear, footwear, handbags and luggage. Mr. Goldfarb has served as an executive officer and director of G-III and its predecessors since its formation in 1974.  Mr. Goldfarb serves as director of Oppenheimer Holdings Inc.  Mr. Goldfarb served as a director of Christopher & Banks Corp. from January 2011 until June 2013, Black Ridge Oil & Gas Inc. from November 2010 until October 2012, and Lakes Entertainment, Inc. from June 1998 until March 2010. We believe that Mr. Goldfarb's professional background, his senior leadership position at G-III Apparel Group, Ltd., and current and past board positions, make him well qualified as a member of our board of directors.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Andor (Andy) M. Laszlo	2012	48
Mr. Laszlo has served as a member of the Company's board of directors since October 2012. Mr. Laszlo joined Sun Trust Robinson Humphrey in January 2014 where he serves as Managing Director and Head of Technology, Media & Communications Equity Origination. Mr. Laszlo served as a Managing Director at Lazard Capital Markets LLC (or LCM) from June 2010 to December 2013, where he served as Head of Corporate Underwriting and Head of Business Development.  Prior to joining LCM, Mr. Laszlo served as a Senior Advisor to Sports Properties Acquisition Corp., a special purpose acquisition company focused on the sports, leisure and entertainment sectors, from November 2007 to April 2010. Between 1997 and 2007, Mr. Laszlo held various senior equity capital markets positions at both Lehman Brothers and Bank of America Securities.  Mr. Laszlo was the Head of Media & Telecom equity capital markets for Bank of America Securities based in New York, NY.  Prior to that, Mr. Laszlo was Head of Equity Syndicate and Head of Media & Telecom Equity Capital Markets at Lehman Brothers International (Europe), during which time he was based in London, England.  In between his tenure at Lehman Brothers and Bank of America, Mr. Laszlo spent approximately one year as the Chief Operating Officer and Head of Business Development at Eagle Rock Capital Management, LLC, a New York-based multi-strategy hedge fund.  Mr. Laszlo has been involved in transactions totaling more than $20 billion of equity issuance over the course of his career. Mr. Laszlo serves on the Advisory Board of Falconhead Capital Management, a private equity firm based in New York City.  He also serves on the board of directors of Rita's Franchise Company, a leading franchise company focused on frozen treats.  Previously, Mr. Laszlo served on the board of directors of Radar Detection Holdings Corp. (or Escort Radar), a leading designer, manufacturer and distributor of highway radar and laser detectors.  Mr. Laszlo began his career as an attorney with Philadelphia, Pennsylvania-based Rawle & Henderson, the nation's oldest law firm.  We believe that Mr. Laszlo's professional background, including his extensive financial advisory and financing experience, make him well qualified to serve as a member of the Company's board of directors.

Lisa Wardell	2012	45
Ms. Wardell has served as a member of the Company's board of directors since October 2012. Ms. Wardell has served as executive vice president and chief operating officer of The RLJ Companies since August 2004. Ms. Wardell also previously served as the chief financial officer and secretary of RLJ Acquisition, Inc., from December 2010 until October 2012. Prior to joining The RLJ Companies, Ms. Wardell was a senior associate at Katalyst Venture Partners, a private equity firm, from September 2000 to January 2003. She serves as a member of the board of directors and the audit committee chair of DeVry, Inc. (NYSE: DV), a provider of educational services since November 2008, and a member of the Christopher & Banks Corporation (NYSE: CBK) board and the audit committee chair since 2011. Ms. Wardell currently also serves on the board of directors of Retirement Clearinghouse, LLC, and the RML Automotive, LLC.  We believe that Ms. Wardell's professional background, her leadership position at The RLJ Companies and her current and past board positions, make her well qualified to serve as a member of the Company's board of directors.

Scott Royster	2014	50
Mr. Royster has served as a member of the Company's board of directors since January 2014.  Mr. Royster is an entrepreneur and has co-founded two companies in the education sector – Latimer Education, Inc. (or Latimer) and Maarifa Edu Holdings Limited (or Maarifa).  Since September 2009 he has served as Chairman of Latimer and, since August 2014, as Chief Executive Officer of Maarifa.  Latimer, based in Washington, DC, is an education company serving the higher education needs of African-Americans in the USA, and Maarifa is an education company that acquires and operates private universities in Africa and is based in Nairobi, Kenya.  From November 2008 until the formation of Latimer, Mr. Royster was engaged in planning for the formation of Latimer and acted as a consultant to several companies. Mr. Royster served as Executive Vice President of Business Development and Chief Financial Officer of DigitalBridge Communications, an early-stage wireless technology company, from January 2008 to November 2008. From 2006 to 2008, Mr. Royster was a member of the board of directors for HRH, Inc. (NYSE: HRH), an insurance brokerage firm.  Between June 1996 to December 2007, Mr. Royster served as Executive Vice President and Chief Financial Officer of Radio One, Inc. (NASDAQ: ROIA and ROIAK), an owner/operator of major market radio stations and other media assets. We believe that Mr. Royster's general business and media background, including his financial experience, make him well qualified to serve as a member of the Company's board of directors.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 30, 2015.

Name	Age	Position
Executive Officers
Miguel Penella	46	Chief Executive Officer
Andrew Wilson	46	Chief Financial Officer

Biographical information for Mr. Penella is set forth above under "Board Composition."

Mr. Wilson was appointed as the Company's Chief Financial Officer in May 2013.  Mr. Wilson was a private investor from January 2013 to May 2013. He served in executive positions with Discovery Communications, LLC, a media company with cable and free to air networks, from 2002 to December 2012.  He was CFO - Digital Distribution, Digital Media, Commerce & Education from March 2009 to December 2012 while also holding the role of SVP, Global Corporate Controller for the entire company from October 2009 to December 2012.  Mr. Wilson's prior roles included Senior Vice President and CFO - Commerce & Education from October 2007 to February 2009, Vice President and Controller - International Networks Division from December 2003 to October 2007 and was Vice President and Divisional Controller - Consumer Products Division from March 2002 to December 2003. Prior to joining Discovery Communications, he was Director, Corporate Accounting and Reporting for Host Marriott Corporation (now called Host Hotels) from 1997 to 2002. Previously Mr. Wilson held management positions with Crown Books, a bookstore retailer, and Price Waterhouse LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires RLJE's directors, executive officers and the beneficial holders of more than 10% of a registered class of RLJE's equity securities to file initial reports of ownership and changes in ownership of Common Stock and other equity securities of RLJE with the Securities and Exchange Commission (or SEC).  Based solely on a review of copies of reports filed with the SEC and written representations by certain officers and directors, we believe that all of our officers, directors and stockholders subject to the reporting requirements of Section 16(a) filed all of their reports related to non-exempt transactions on a timely basis during the fiscal year ended December 31, 2014.  We also believe these persons filed all of their reports related to exempt transactions on a timely basis during the fiscal year ended December 31, 2014.

Code of Ethics and Governance Guidelines

We have a Code of Ethics and Business Conduct Policy that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and to our directors.  We have posted the Code of Ethics and Business Conduct Policy under the menu "Investors – Corporate Governance" on our website at www.rljentertainment.com.  If we waive any material portion of our Code of Ethics and Business Conduct Policy that applies to our principal executive officer or principal financial and accounting officer or amend the Code of Ethics and Business Conduct Policy (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.rljentertainment.com within four business days.

Board Independence.

A discussion regarding Board independence is included in Item 13 below.

Committees of the Board

Audit Committee. The Company has an Audit Committee, and the committee held seven meetings during 2014. Our Audit Committee is comprised of Messrs. Edwards, Royster, and Laszlo (Chairman), with Mr. Sinclair as an observer. Effective January 22, 2014, Mr. Royster was added to the Audit Committee, and effective February 25, 2014, Mr. Goldfarb was removed from the Audit Committee. The Board has determined that Messers. Edwards, Royster, and Laszlo are independent as that term is used in NASDAQ Marketplace Rule 5605 and in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and that Mr. Royster is an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The Company has a Compensation Committee, and the committee held two meetings during 2014.  Our Compensation Committee is comprised of Messrs. Brown (Chairman), Goldfarb, and Sinclair. The Board has determined that Messrs. Brown, Goldfarb, and Sinclair are independent as that term is used in NASDAQ Marketplace Rule 5605.

Nominations and Governance Committee.  The Company has a Nominations and Governance Committee, and the committee held one meeting during 2014.  Our Nominations and Governance Committee is comprised of Messrs. Edwards and Goldfarb and Ms. Wardell (Chairman).  Effective February 25, 2014, Mr. Goldfarb was appointed to the Nominations and Governance Committee in lieu of Mr. Sinclair.  The Board has determined that Messrs. Edwards and Goldfarb and Ms. Wardell are independent as that term is used in NASDAQ Marketplace Rule 5605.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2014

The following table sets forth the compensation of those persons who served as our principal executive officer, principal financial officer and our other executive officers (collectively, the Named Executive Officers) for the fiscal year ended on December 31, 2014.

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)

Miguel Penella,	2014	$500,000	––	$216,200	––	$10,400	$726,600
Chief Executive Officer	2013	472,756	––	691,420	––	10,200	1,174,376

Andrew Wilson,	2014	360,000	––	34,270	––	4,800	399,070
Chief Financial Officer	2013(3)	215,538	––	195,787	––	5,400	416,725

(1)
Fiscal year 2014 includes restricted stock grants of 47,000 shares for Mr. Penella and 12,000 shares for Mr. Wilson, each vesting over approximately 13 months with the majority of shares subject to certain performance criteria.  The amounts shown represent the total grant date fair value of the grants computed in accordance with FASB ASC Topic 718.  During 2014, the performance criteria of closing the bank refinancing was met and 35,800 shares vested for Mr. Penella and 7,800 shares vested for Mr. Wilson.  The remaining time-based shares are expected to vest in 2015.

Fiscal year 2013 includes restricted stock grants of 128,756 shares for Mr. Penella and 52,631 shares for Mr. Wilson, each vesting over three years with 50% of the shares subject to certain performance criteria.  The amounts shown represent the total grant date fair value of the grants computed in accordance with FASB ASC Topic 718.  At the time of grant, it was not possible to predict with certainty the extent to which the performance criteria would be achieved or the extent to which the grants would ultimately be realized by the holders.  Subsequent to December 31, 2013, 25% of these shares granted to Mr. Penella and Mr. Wilson were forfeited based upon the failure to achieve the 2013 performance criteria.  During 2014, 25% of these shares vested on the first time-based vest dates.

(2)	Fiscal year 2014 includes:
(i)	For Mr. Penella, Company 401(k) match of $10,400.
(ii)	For Mr. Wilson, Company 401(k) match of $4,800.

Fiscal year 2013 includes:
(i)	For Mr. Penella, Company 401(k) match of $10,200.
(ii)	For Mr. Wilson, Company 401(k) match of $5,400.

(3)	Mr. Wilson was employed for part of 2013, beginning May 28, 2013.

Employment Agreements

We have entered into employment agreements with Messrs. Penella and Wilson.

Agreement with Mr. Penella

The agreement with Mr. Penella was effective as of July 18, 2013.  Certain terms of the agreement are summarized below.

Term.  Mr. Penella's agreement provides that he will serve the Company as an employee under the terms of the agreement until terminated.

Base Compensation.  The agreement provides for minimum annual base salary of $500,000, subject to any increase as determined by the Board.

Cash Bonus Opportunity.  Mr. Penella has an opportunity to earn an annual bonus, based on achieving certain corporate performance levels to be established by the Board. The annual bonus is set by the Board of Directors annually by March 31, and the annual bonus amount, subject to achieving the applicable performance levels, will not be less than $250,000. The annual bonus is subject to the Company achieving 97% of the earnings before income tax, depreciation, amortization, cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA) or revenue targets proposed by management and approved and adopted by the Board, in its sole discretion.

Stock Grant.  Mr. Penella was awarded 128,756 shares of restricted stock, with 64,378 shares vesting on March 1, 2014, 32,189 shares vesting on January 1, 2015 and 32,189 shares vesting on January 1, 2016. One-half of the shares which otherwise vest on each of these dates are subject to an additional condition of the Company achieving 97% of the Adjusted EBITDA or revenue targets proposed by management and approved and adopted by the Board, in its sole discretion, for 2013, 2014 and 2015.  If these targets are not satisfied for the particular year, one-half of the shares that would otherwise vest will be forfeited.

Benefits.  Mr. Penella is entitled to certain insurance, fringe and leave benefits generally available to senior executives of the Company. The agreement requires Mr. Penella to protect the confidentiality of the Company's confidential information.  It further provides that for one year after termination he will not engage in any business which is substantially similar to the Company's business and that for two years after termination he will not seek to solicit or hire the Company's employees.

Severance Benefits.  The Company may terminate Mr. Penella's employment for cause, without cause or upon death or disability, and Mr. Penella may terminate his employment for good reason or without cause.  If Mr. Penella's employment is terminated by the Company without cause (other than upon death or disability) or Mr. Penella terminate his employment for good reason, he would be entitled to receive, for 12 months following termination (the "severance period"), his base salary as in effect immediately prior to termination and a pro rata annual bonus based upon the Company's performance for the year in which termination occurs, if 97% of the performance target levels are met.  In addition, his benefits would continue for the severance period. Under the agreement, "cause" includes (a) material dishonesty, theft, misrepresentation, deceit or fraud, (b) negligence or insubordination (subject to certain rights of cure), (c) conviction for, or plea of nolo contendere to, a charge or commission of a felony or (d) material breach of the confidentiality, non-competition or non-solicitation provisions of the agreement (subject to certain rights of cure) and "good reason" includes (a) material diminution of Mr. Penella's duties or responsibilities, (subject in either case to certain rights of cure), (b) a material breach by the Company of the agreement (subject to certain rights of cure) and (c) requiring Mr. Penella to relocate to an office on a regular basis that is more than 50 miles from the Company's current principal executive offices.

Agreement with Mr. Wilson

The agreement with Mr. Wilson was effective as of June 10, 2013.  Certain terms of the agreement are summarized below.

Term.  Mr. Wilson's agreements provides for a term of three years beginning on June 10, 2013, and subject to advance-notice termination provisions, shall automatically terminate unless renewed or extended pursuant to a separate written agreement executed by both parties.

Base Compensation.  The agreement provides for minimum annual base salary of $360,000, subject to any increase as determined by the Compensation Committee.

Cash Bonus Opportunity.  The agreement provides that Mr. Wilson has an opportunity to earn a bonus with respect to 2013, 2014 and 2015, based on achieving certain corporate and/or individual performance goals to be established by the Compensation Committee.  The annual bonus is set annually by March 31, and the annual bonus amount, subject to achieving the applicable performance levels, will not be less than $110,000.

Stock Grant.  Mr. Wilson was awarded 52,631 shares of restricted stock, vesting over a three-year period, with 23,316 shares vesting on the first anniversary of the agreement, 14,658 shares vesting on the second anniversary of the agreement and 14,657 shares vesting on the third anniversary of the agreement.  One-half of the shares which otherwise vest on each of the anniversaries is subject to an additional condition that the Company achieve certain Adjusted EBITDA or other financial targets established by management and approved by the Compensation Committee for the preceding fiscal year in which the shares would otherwise vest.  If these targets are not satisfied for the particular fiscal year, one-half of the shares that would otherwise vest will be forfeited.

Benefits.  Mr. Wilson is entitled to certain insurance, fringe and leave benefits generally available to senior executives of the Company. The agreement requires Mr. Wilson to protect the confidentiality of the Company's confidential information, and it further provides that for two years after termination he will not seek to solicit or hire the Company's employees.

Severance Benefits.  The Company may terminate Mr. Wilson's employment for cause, without cause or upon death or disability.  If Mr. Wilson's employment is terminated by the Company without cause (other than upon death or disability), he would be entitled to receive, for the lesser of six months or the remaining term under the agreement (the "severance period"), his base salary as in effect immediately prior to termination and a pro rata annual bonus based upon the Company's performance for the year in which termination occurs.  In addition, his benefits would continue for the severance period. Under the agreement, "cause" includes (a) dishonesty, theft, misrepresentation, deceit or fraud, (b) negligence, incompetence or insubordination (subject to certain rights of cure), (c) conviction for, or plea of nolo contendere to, a charge or commission of a felony, (d) breach of a material provision of the Company's employee handbook or (e) breach of the confidentiality or non-solicitation provisions of the agreement (subject to certain rights of cure).

Outstanding Equity Awards at Fiscal Year End 2014

The following table includes all outstanding equity awards at December 31, 2014.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying exercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Miguel Penella	––	––	––	––	––	––	––	75,578	$150,400
Andrew Wilson	––	––	––	––	––	––	––	33,515	$66,695

(1)	The value of unearned shares is based upon the closing stock price at December 31, 2014 of $1.99 per share.

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

For fiscal year 2014, each of our non-executive directors was each granted a restricted stock award, valued at $50,000, for 14,306 shares of Common Stock, based upon the five-day trailing average closing stock price of $3.495.  The restricted stock awards were granted under our 2012 Incentive Compensation Plan on August 14, 2014 and vest 100% on the earlier of the one-year anniversary of the date of grant or the date of the Annual Meeting of Shareholders, provided the recipient continues to serve as a director.

Director Compensation Table for Fiscal Year 2014

The following table sets forth information regarding the compensation earned by our non-executive directors in fiscal year 2014:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tyrone Brown	$50,000	$49,928	$––	$––	$99,928
Peter Edwards	50,000	49,928	––	––	99,928
Morris Goldfarb	50,000	49,928	––	––	99,928
Robert L. Johnson	249,999	––	––	––	249,999
Andor (Andy) M. Laszlo	50,000	49,928	––	––	99,928
Scott Royster(3)	50,000	78,117	––	––	128,117
H. Van Sinclair	50,000	49,928	––	––	99,928
Lisa Wardell	50,000	49,928	––	––	99,928

(1)	For independent directors, represents retainer fee paid quarterly. For Mr. Johnson, represents compensation for non-executive chairman services.

(2)	Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2014. The per share grant date fair value of each of the restricted stock awards for 14,306 shares was $3.49. As of fiscal year end 2014, these shares had not vested.

(3)	Includes an additional restricted stock award granted when Mr. Royster joined the board of directors on January 22, 2014 for 5,638 shares, prorated for his services through the annual meeting of stockholders held in August 2014 when the shares vested. The per-share, grant-date fair value of this award was $4.9999.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2015, with respect to the beneficial ownership of shares of our Common Stock owned by (i) each person, who, to our knowledge based on Schedules 13D or 13G or other reports filed with the SEC, is the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each person who is a director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
RLJ SPAC Acquisition, LLC(3)	6,483,158	38.79%
Robert L. Johnson (3)	6,483,158	38.79%
Wexford Spectrum Investors (4)	2,773,523	19.51%
JH Evergreen Management, LLC (5)	2,168,390	16.64%
Peter Edwards (6)	1,329,337	9.84%
Drawbridge Special Opportunities Fund LP (7)	1,000,000	7.20%
Adage Capital Partners, L.P.(8)	859,750	6.20%
Morris Goldfarb (9)	288,765	2.09%
Miguel Penella (10)	199,612	1.54%
H. Van Sinclair (11)	64,540	*
Andrew S. Wilson (12)	44,307	*
Lisa Wardell (11)	45,216	*
Tyrone Brown (11)	29,289	*
Andor (Andy) M. Laszlo (11)	31,289	*
Scott Royster (11)	19,944	*
All directors and executive officers as a group (10 persons)	8,535,457	46.35%

*Less	than 1%

Notes to Beneficial Ownership Table:

(1)	Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by those listed above, we rely on information confirmed by each beneficial owner. Except as indicated by footnote below, each person named reportedly has sole voting and investment powers with respect to the Common Stock beneficially owned by that person, subject to applicable community property and similar laws. Except as indicated by footnote below, each owner's mailing address is c/o RLJ Entertainment, Inc., 8515 Georgia Avenue, Suite 650, Silver Spring, Maryland 20910.
(2)	On April 30, 2015, there were 12,895,772 shares of our Common Stock outstanding. Common Stock not outstanding but which underlies options and warrants vested or exercisable as of, or vesting or exercisable within, 60 days after April 30, 2015, is deemed to be outstanding for the purpose of computing the percentage of the Common Stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.
(3)	The RLJ Companies, LLC is the sole manager and is the sole voting member of RLJ SPAC Acquisition, LLC. Robert L. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC (collectively RLJ). Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 2,666,491 shares of the Common Stock and warrants to purchase 3,816,667 shares of the Common Stock. The mailing address for RLJ is 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814. Excludes 15,000 shares of nonconvertible bridge preferred stock acquired on April 15, 2015. Pursuant to the terms of the purchase agreement for the bridge preferred stock, if convertible preferred stock is issued to a third party within 60 days after the sale of the bridge preferred stock, concurrently with the closing on the sale of convertible preferred stock to such third party, Mr. Johnson is required to exchange his shares of bridge preferred stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by such holder for the bridge preferred stock and would receive the same rights and benefits as the other investors in the convertible preferred stock, including the issuance of warrants. If convertible preferred stock is not issued to a third party within 60 days after the sale of the bridge preferred stock, promptly following such date, Mr. Johnson would be required to exchange his shares of bridge preferred stock for the number of shares of convertible preferred stock that is equal in liquidation value to the purchase price paid by Mr. Johnson pursuant to the terms of the last convertible preferred stock term sheet offered by the Company to a third party and would receive the same rights and benefits as set forth in such last term sheet, including the issuance of warrants. The conversion of such convertible preferred stock into, and the exercise of such warrants for, shares of the Company's common stock would be subject to the approval of the stockholders of the Company.

(4)	Information presented regarding Wexford Spectrum Investors LLC (or WSI) is based solely on the information provided in the Form 4 filed on January 8, 2015, Schedule 13G/A filed on January 16, 2015, Schedule 13G/A filed on February 14, 2014, Form 3 filed on February 25, 2013, Schedule 13G/A filed on February 11, 2013, and Schedule 13G initially filed on October 12, 2012. Wexford Capital LP (or Wexford Capital) may, by reason of its status as manager of WSI, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Wexford GP LLC (or Wexford GP) may, as the General Partner of Wexford Capital, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Charles E. Davidson (or Davidson) and Joseph M. Jacobs (or Jacobs) may, by reason of his status as a controlling person of Wexford GP, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Wexford Capital, Wexford GP, Davidson and Jacobs shares the power to vote and to dispose of the securities beneficially owned by WSI. Each of Wexford Capital, Wexford GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by WSI and this report shall not be deemed as an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their respective interests in each member of WSI. The mailing address for WSI and the other affiliate filers is 411 West Putnam Avenue, Suite 125, Greenwich, Connecticut 06830.
(5)	Information presented regarding JH Evergreen Management, LLC (or JH Evergreen Management) is based solely on the Schedule 13G/A filed on February 13, 2015 and Schedule 13G initially filed on October 15, 2012. The reporting persons include (i) JH Evergreen Management, a Delaware limited liability company; (ii) JH Partners Evergreen Fund, L.P., a Delaware limited partnership (or JH Evergreen); (iii) JH Investment Partners III, LP, A Delaware limited partnership (or JHIP III); (iv) JH Investment Partners GP Fund III, LLC, a Delaware limited liability company (or JHIP GP III); (v) Forrestal, LLC, a Delaware limited liability company (or Forrestal); and (vi) John C. Hansen. The mailing address of JH Evergreen Management and the other affiliated filers is 451 Jackson Street, San Francisco, California 94111-1615. Mr. Hansen disclaimed beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(6)	Includes 14,306 shares of the Common Stock subject to restricted stock awards held by Mr. Edwards, 707,506 shares of the Common Stock and warrants to purchase 607,525 shares of the Common Stock.
(7)	Information presented regarding Drawbridge Special Opportunities Fund LP is based solely on the Schedule 13G filed on October 15, 2012 filed on behalf of (i) Drawbridge Special Opportunities Fund LP, a Delaware limited partnership, directly owns warrants to acquire shares of the Common stock as described herein; (ii) Drawbridge Special Opportunities GP LLC, a Delaware limited liability company, is the general partner of Drawbridge Special Opportunities Fund LP; (iii) Fortress Principal Investment Holdings IV LLC, a Delaware limited liability company, is the managing member of Drawbridge Special Opportunities GP LLC; (iv) Drawbridge Special Opportunities Advisors LLC, a Delaware limited liability company, is the investment manager of Drawbridge Special Opportunities Fund LP; (v) FIG LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding interests of Drawbridge Special Opportunities Advisors LLC; (vi) Fortress Operating Entity I LP, a Delaware limited partnership, is the holder of all of the issued and outstanding interests of FIG LLC and Fortress Principal Investment Holdings IV LLC; (vii) FIG Corp., a Delaware corporation, is the general partner of Fortress Operating Entity I LP; and (viii) Fortress Investment Group LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding shares of FIG Corp. The mailing address of Drawbridge Special Opportunities Fund LP and the other affiliated filers is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Chief Compliance Officer.
(8)	Information presented regarding Adage Capital Partners, L.P. is based solely on the Schedule 13G filed on February 17, 2015 filed on behalf of (i) Adage Capital Partners L.P., a Delaware limited partnership (or ACP) directly owns Common Stock; (ii) Adage Capital Partners GP, L.L.C., a Delaware limited liability company (or ACPGP), as general partner of ACP; (iii) Adage Capital Advisors, L.L.C., a Delaware limited liability company (or ACA), as managing member of ACPGP, general partner of ACP; (iv) Robert Atchinson, as managing member of ACA, managing member of ACPGP, general partner of ACP; and (v) Phillip Gross, as managing member of ACA, managing member of ACPGP, general partner of ACP. The mailing address for ACP and the other affiliated filers is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(9)	Includes 188,765 shares of the Common Stock, of which 14,306 shares of the Common Stock subject to restricted stock awards, and warrants to purchase 100,000 shares of the Common Stock.

(10)	Includes 165,986 shares of the Common Stock, of which 48,283 are subject to restricted stock awards, and warrants to purchase 33,626 shares of the Common Stock.
(11)	Includes 14,306 shares of the Common Stock subject to restricted stock awards.
(12)	Includes 29,315 shares of the Common Stock subject to restricted stock awards.

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

Our policy on related-person transactions is included in our revised Code of Ethics and Business Conduct Policy, which has been reviewed and approved by the Board effective as of October 3, 2012.  Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a related-person transaction for review, approval or ratification by the Audit Committee:  (i) the name of the related-person (as defined by Item 404(a) of Regulation S-K under the Securities Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the related-person's interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the related-person's interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.

The Audit Committee's decision whether or not to approve or ratify the related-person transaction is made in light of its determination as to whether consummation of the transaction is believed by the Audit Committee to not be or have been contrary to our best interests.  The Audit Committee may take into account the effect of a director's related-person transaction on such person's status as an independent member of our Board and eligibility to serve on Board committees under SEC and stock exchange rules, as applicable.

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

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image, which included the JH Parties, and Messrs. Green, Avagliano and Hyde, who were former executive officers of the Company.  The unsecured subordinated notes bear interest at 12% per annum, of which 5.4% is payable in cash annually, and at our discretion the balance is either paid through the issuance of shares of our Common Stock valued at their then-current market price, or accrues and is added to principal, which is payable upon maturity. The subordinated notes mature on October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Facility.  In May 2014, $1,805,000 interest was due on the promissory notes, of which $992,000 was added to principal and the balance was paid in cash. At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

On April 15, 2015, the unsecured promissory notes were amended as follows:
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

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the Chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts, but the accounts were not otherwise modified, and the vendor continues to be the account creditor with respect to other outstanding accounts payable by us after September 5, 2013.  These purchased liabilities are included in accrued royalties and distribution fees in our consolidated balance sheets.

RLJ SPAC Acquisition, LLC

Mr. Robert L. Johnson through his company, RLJ SPAC Acquisition, LLC, has entered into a plan to purchase up to $2.0 million market value of our outstanding Common Stock from time to time over a 24 month period that began on June 19, 2013. Any purchases under the plan will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations.  All $2.0 million of Common Stock may not be purchased during the twenty-four month period.  The Plan may be terminated by Mr. Johnson at any time.  During 2014 and 2013, RLJ SPAC Acquisition LLC purchased 128,665 and 232,531 shares of Common Stock, respectively.

Director Independence

Our Board reviewed the NASDAQ independence standards with regard to our directors, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and RLJE, any of its subsidiaries, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined that Messrs. Edwards, Sinclair, Brown, Goldfarb, Laszlo, and Royster and Ms. Wardell are "independent" as that term is used in NASDAQ Marketplace Rule 5605.  We do not know of any family relationships among or between any of our directors, executive officers, or key employees.  With regard to the independence of our directors regarding committee independence, see Board of Directors and Corporate Governance – Committees of the Board above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed for professional services provided by KPMG LLP related to the fiscal year ended December 31, 2014 and provided by BDO USA, LLP related to the fiscal years ended December 31, 2014 and 2013.

	2014-KPMG	2013-BDO
Audit Fees	$450,000	$577,000
Audit-Related Fees	––	––
Tax Fees	125,000	11,000
All Other Fees	––	––

Total Fees	$575,000	$588,000

Audit Fees.  Audit fees consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  There were no audit-related fees during the fiscal years ended December 31, 2014 and 2013.

Tax Fees.  KPMG LLP provided tax advice and compliance services but did not provide tax planning for us in fiscal year ended December 31, 2014.  BDO USA, LLP provided tax advice and compliance services but did not provide tax planning for us in fiscal years ended December 31, 2014 and 2013.

All Other Fees. There were no other fees during the fiscal years ended December 31, 2014 and 2013.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee's policy is to pre-approve the audit and non-audit services provided by the independent registered public accounting firm, in order to assure that the provision of such services does not impair the auditor's independence.  As provided in our Audit Committee Charter, our Audit Committee believes that the combination of general pre-approval of certain types of audit services (e.g., quarterly reviews, annual audit and review of certain other documents filed with the SEC) and specific pre-approval of other services results in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.  Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.  In determining whether to grant general or specific pre-approval, our Audit Committee will consider whether such services are consistent with the applicable rules and regulations on auditor independence.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide to the Audit Committee detailed back-up documentation regarding the specific services to be provided.

All of the fees paid to KPMG LLP in fiscal 2014 and BDO USA, LLP in fiscal 2014 and 2013 were pre-approved by the Audit Committee.  Our Audit Committee also considered whether the provision of services other than those described above under the heading of "Audit Fees" were compatible with maintaining the independence of KPMG LLP and BDO USA, LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	The following documents are filed as a part of this report:		Page

	1.	Financial Statements.

		Reports of Independent Registered Public Accounting Firms	[5]
		Consolidated Balance Sheets as of December 31, 2014 and 2013	[7]
		Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	[8]
		Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013	[9]
		Consolidated Statements of Equity for the years ended December 31, 2014 and 2013	[10]
		Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	[11]

(b)	Exhibits.

2.1
Agreement and Plan of Merger, dated as of April 1, 2012, by and between RLJ Acquisition, Inc. and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

2.2
Stock Purchase Agreement, dated as of April 2, 2012, by and among RLJ Acquisition, Inc., Acorn Media Group, Inc., the Shareholders of Acorn Media Group, Inc. and Peter Edwards, as the Shareholder Representative (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

2.3
Amendment No. 1 to Stock Purchase Agreement, dated as of October 3, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., Acorn Media Group, Inc., the shareholders of Acorn Media Group, Inc. listed on attached Exhibit A, and Peter Edwards, as the Shareholder Representative (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

3.1
Amended and Restated Articles of Incorporation of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

3.2	Form of Bylaws of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.2	Specimen Warrant certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.3
Amended and Restated Warrant Agreement, dated as of February 1, 2015, by and between RLJ Entertainment, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-35675) filed on May 8, 2015).

10.1
Preferred Stock Purchase Agreement, dated as of April 1, 2012, by and between RLJ Acquisition, Inc. and the holders of the Series B Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

10.2
Amendment No. 1 to Preferred Stock Purchase Agreement, dated as of October 3, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., and the holders of the Preferred Stock of Image Entertainment, Inc. listed on Schedule A to the Preferred Stock Purchase Agreement, dated as of April 2, 2012, by and between RLJ Acquisition, Inc. and the holders of Series B Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.3
Joinder Agreement, dated as of April 10, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., Image Entertainment, Inc., Acorn Media Group, Inc., and Peter Edwards as the Shareholder Representative (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

10.4
RLE Entertainment, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

10.5
Credit Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ Merger Sub I, Inc., RLJ Merger Sub II, Inc., Acorn Media Group, Inc., and Image Entertainment, Inc., as the Borrowers, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.6
First Amendment to and Waiver Under Credit Agreement, dated as of June 28, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc., Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.7
Second Amendment to and Waiver Under Credit Agreement, dated as of November 6, 2013, by and among RLJ Entertainment, Inc. RLJ Acquisition, Inc. for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc. Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-35675) filed on March 19, 2014).

10.8
Third Amendment to and Waiver Under Credit Agreement, dated as of December 6, 2013, by and among RLJ Entertainment, Inc. RLJ Acquisition, Inc. for itself and as successor by merger with RLJ Merger Sub I, Inc., Acorn Media Group, Inc. Image Entertainment, Inc., for itself and as successor by merger with RLJ Merger Sub II, Inc., each of the Persons party to the Credit Agreement as Guarantors, the Lenders party hereto, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-35675) filed on March 19, 2014).

10.9
Pledge and Security Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ Merger Sub I, Inc., RLJ Merger Sub II, Inc., Acorn Media Group, Inc., Image Entertainment, Inc., Image/Madacy Home Entertainment, LLC, and SunTrust Bank , as administrative agent on behalf of the Secured Parties (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.10
Amended and Restated Registration Rights Agreement, dated as of October 3, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP, JH Investment Partners GP Fund III, LLC, the shareholders of Acorn Media Group, Inc., Peter Edwards, as the Acorn Representative, RLJ SPAC Acquisition, LLC, William S. Cohen and Morris Goldfarb (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.11
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 27, 2013, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc., RLJ SPAC Acquisition, LLC, JH Partners, LLC, JH Partners Evergreen Fund, L.P., JH Investment Partners III, L.P., JH Investment Partners GP Fund III, LLC, and Wexford Spectrum Investors, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.12
Form of Indemnity Agreement, by and between RLJ Entertainment and each Indemnitee (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.13
Assignment, Assumption and Amendment Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.14	Form of Unsecured Subordinated Promissory Note (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.15
Consulting Agreement, dated as of September 18, 2012, by and among RLJ Acquisition, Inc., RLJ Entertainment, Inc., and Wexford Spectrum Investors LLC (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.16†
Separation Agreement, dated as of February 22, 2013, by and between Ted Green, Image Entertainment, Inc. and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on May 15, 2013).

10.17†
Separation Agreement, dated as of May 24, 2013, by and between John Avagliano, Image Entertainment, Inc. and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.18†
Employment Agreement, dated as of June 10, 2013, by and between Drew Wilson and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.19†
Employment Agreement, dated as of July 18, 2013, by and between Miguel Penella and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on November 7, 2013).

10.20†
Separation Agreement, dated as of April 23, 2013, by and between John Hyde, Image Entertainment, Inc. and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 5, 2013).

10.21
Credit and Guaranty Agreement, dated as of September 11, 2014, by and among RLJ Entertainment, Inc., as Parent Borrower, and Subsidiaries of Parent Borrower, as Guarantors, the Lenders party hereto from time to time, McLarty Capital Partners SBIC, L.P., as Administrative Agent, Collateral Agent, Arranger, Bookmanager, and Syndication Agent, and Crystal Financial LLC as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35675) filed on November 7, 2014).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-35675) filed on May 8, 2015).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1
Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2013 and 2012 (incorporated by reference to Exhibit 99.4 to the Registrant's Annual Report on Form 10-K (File No. 001-35675) filed on March 19, 2014).

99.2
Agatha Christie Limited Audited Consolidated Financial Statements for the period ended December 31, 2014 (incorporated by reference to Exhibit 99.2 to the Registrant's Annual Report on Form 10-K (File No. 001-35675) filed on May 8, 2015).

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

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: May 14, 2015	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	/s/ ANDREW S. WILSON
ANDREW S. WILSON
Chief Financial Officer
(Principal Financial and Accounting Officer)