Form 10-Q
period 2015-03-31
RLJ ENTERTAINMENT, INC.
filed 2015-06-08
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on May 20, 2015:  12,910,908

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (or Quarterly Report), includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

▪	Our financial performance, including our ability to achieve revenue growth, margins or earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, transaction and severance costs, warrants and stock-based compensation (or Adjusted EBITDA);
▪	The effects of limited cash liquidity on operational growth;
▪	Our obligations under our credit agreement, including our principal repayment obligations;
▪	Our ability to satisfy financial ratios;
▪	Our ability to raise additional capital to reduce debt, improve liquidity and fund capital requirements;
▪	Our ability to fund planned capital expenditures and development efforts;
▪	Our inability to gauge and predict the commercial success of our programming;
▪	The ability of our officers and directors to generate a number of potential investment opportunities;
▪	Our ability to maintain relationships with customers, employees and suppliers;
▪	Delays in the release of new titles or other content;
▪	The effects of disruptions in our supply chain;
▪	The loss of key personnel;
▪	Our public securities’ limited liquidity and trading; or
▪	Our ability to continue to meet the NASDAQ Capital Market continuing listing standards.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on May 8, 2015.  You are cautioned not to place undue reliance on such forward-looking statements.

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2015 (unaudited) and December 31, 2014

(In thousands, except share data)	March 31,	December 31,
	2015	2014
ASSETS
Cash	$3,128	$6,662
Accounts receivable, net	12,091	17,389
Inventories	12,008	13,029
Investments in content, net	64,912	67,525
Prepaid expenses and other assets	3,287	2,633
Property, equipment and improvements, net	2,205	2,372
Equity investment in affiliates	21,447	22,281
Other intangible assets	14,399	15,272
Goodwill	44,891	44,891
Total assets	$178,368	$192,054
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$22,865	$24,582
Accrued royalties and distribution fees	43,344	42,493
Deferred revenue	3,708	5,006
Debt, net of discount	80,693	80,913
Deferred tax liability	2,002	2,002
Stock warrant liability	104	601
Total liabilities	152,716	155,597
Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 13,724,756 shares issued at March 31, 2015 and December 31, 2014, and 12,895,772 shares and 13,335,258 shares outstanding at March 31, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	87,900	87,706
Accumulated deficit	(61,164)	(50,534)
Accumulated other comprehensive loss	(1,098)	(729)
Treasury shares, at cost, 828,984 shares at March 31, 2015 and 389,498 shares at December 31, 2014	—	—
Total equity	25,652	36,457
Total liabilities and equity	$178,368	$192,054

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014

Revenues	$26,116	$30,272
Cost of Sales
Content amortization and royalties	11,887	14,173
Manufacturing and fulfillment	8,330	10,031
Total cost of sales	20,217	24,204
Gross profit	5,899	6,068

Selling expenses	6,559	5,773
General and administrative expenses	5,515	5,145
Depreciation and amortization	1,165	1,523
Total operating expenses	13,239	12,441
LOSS FROM OPERATIONS	(7,340)	(6,373)

Equity earnings of affiliates	250	305
Interest expense, net	(2,943)	(2,018)
Change in fair value of stock warrants	497	(1,800)
Other income (expense)	(776)	123
LOSS BEFORE PROVISION FOR INCOME TAXES	(10,312)	(9,763)
Provision for income taxes	(318)	(308)
NET LOSS	$(10,630)	$(10,071)

Net loss per common share:
Basic and diluted	$(0.84)	$(0.81)

Weighted average shares outstanding:
Basic and diluted	12,680	12,454

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

For the Three Months Ended March 31, 2015 and 2014

	For The Three Months Ended March 31,
(In thousands)	2015	2014

Net loss	$(10,630)	$(10,071)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(369)	109
Total comprehensive loss	$(10,999)	$(9,962)

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2015	13,335	$14	$87,706	$(50,534)	$(729)	390	$—	$36,457
Stock-based compensation	—	—	194	—	—	—	—	194
Forfeiture of restricted common stock	(2)	—	—	—	—	2	—	—
Forfeiture of founder shares	(437)	—	—	—	—	437	—	—
Foreign currency translation	—	—	—	—	(369)	—	—	(369)
Net loss	—	—	—	(10,630)	—	—	—	(10,630)
Balance at March 31, 2015	12,896	$14	$87,900	$(61,164)	$(1,098)	829	$—	$25,652

	Common Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	$57,927
Issuance of restricted common stock for services	90	—	—	—	—	—
Forfeiture of restricted common stock	(66)	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35
Foreign currency translation	—	—	—	—	109	109
Net loss	—	—	—	(10,071)	—	(10,071)
Balance at March 31, 2014	13,725	$13	$86,973	$(39,405)	$419	$48,000

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Three Months Ended March 31, 2015 and 2014

(In thousands)	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,630)	$(10,071)
Adjustments to reconcile net loss to net cash:
Equity earnings in affiliates	(250)	(305)
Content amortization and royalties	11,887	14,173
Depreciation and amortization	1,165	1, 523
Foreign currency exchange (gain) loss	841	(156)
Fair value adjustment of stock warrant liability	(497)	1,800
Non-cash interest expense	500	441
Stock-based compensation expense	194	35
Changes in assets and liabilities:
Accounts receivable, net	5,106	9,663
Inventories	958	576
Investments in content, net	(8,796)	(16,490)
Prepaid expenses and other assets	(767)	(922)
Accounts payable and accrued liabilities	(1,614)	(7,437)
Deferred revenue	(1,195)	(822)
Net cash used in operating activities	(3,098)	(7,992)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69)	(812)
Dividends received from affiliate	—	1,054
Net cash provided by (used in) investing activities	(69)	242
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from production loan	—	9,032
Repayment of senior debt	(613)	(4,000)
Net cash provided by (used in) financing activities	(613)	5,032
Effect of exchange rate changes on cash	246	16
NET DECREASE IN CASH:	(3,534)	(2,702)
Cash at beginning of year	6,662	7,674
Cash at end of year	$3,128	$4,972
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,945	$1,402
Income taxes	$12	$23
Non-cash investing activities:
Capital expenditures accrued for in accounts payable and accrued liabilities	$75	$—

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

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast/cable, digital, online, and brick and mortar outlets (Wholesale segment); and (3) direct relations with consumers via proprietary e-commerce, catalog, and subscription-based video on demand (or SVOD) channels (Direct-to-Consumer segment).

Our wholesale partners are broadcasters, digital outlets and major retailers in the United States of America (or U.S.), Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirecTV, and Hulu.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites, and catalogs and the continued roll-out of our proprietary subscription-based SVOD channels, such as Acorn TV, Acacia TV and UMC (Urban Movie Channel).

Index
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

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q (or Form 10-Q) and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on May 8, 2015 (or the 2014 Form 10-K).  Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2014 Form 10-K contains a summary of our significant accounting policies.  As of March 31, 2015, no material changes to our significant accounting policies disclosed in our 2014 Form 10-K have been made.

Accounting and Reporting Pronouncements Adopted

On April 7, 2015 the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-3, Interest – Imputation of Interest (the Update).  The Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We will be adopting this Update beginning January 1, 2016 by applying the new guidance on a retroactive period basis.  As of March 31, 2015 and December 31, 2014, we have unamortized debt issuance costs of $1.1 million and $1.2 million, respectively, that is currently recorded within prepaid expenses and other assets.

Reclassifications and Adjustment

Certain amounts reported previously in our consolidated financial statements have been reclassified or adjusted to be comparable with the classifications used for our 2015 consolidated financial statements.  We are now reporting our cost of sales in two components, which are (a) content amortization and royalties, and (b) manufacturing and fulfillment.  We are now reporting the change in the fair value of our stock warrants as a separate line item within our statement of operations. We are now reporting amortization of deferred financing costs as interest expense.  Previously, we were reporting amortization of deferred financing costs as general and administrative expenses.

Index
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

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL. Investment in ACL is carried as a separate asset on the Consolidated Balance Sheet at cost adjusted for our share of the equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings of ACL are separately reported in the Consolidated Statements of Operations. All intercompany transactions and balances have been eliminated.

Liquidity

For the three months ended March 31, 2015 and 2014, we recognized a net loss of $10.6 million and $10.1 million, respectively.  During the three months ended March 31, 2015 we had a net decrease in cash of $3.5 million of which $3.1 million was from cash used in operating activities.   At March 31, 2015, our cash balance was $3.1 million.  At March 31, 2015, we had $80.7 million of term debt outstanding (see Note 7, Debt).  We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  There can be no assurances that we will be successful in realizing this growth or meeting our future covenant requirements within our Credit Agreement.  To address our liquidity risk we completed, subsequent to March 31, 2015, a $31.0 million capital restructuring transaction (see Note 14, Subsequent Events) that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our Credit Agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for operational needs, (ii) increasing the amount of cushion on our covenants to provide additional headroom and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance for the next two years.   The capital restructure improved our liquidity by selling shares of preferred stock for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our Credit Agreement, pay fees and expense incurred of approximately $1.6 million, and approximately $10.9 million is available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

NOTE 2.	SEGMENT INFORMATION

In accordance with the requirements of the ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, IP Licensing, Wholesale, and Direct-to-Consumer, is presented below.  Our reportable segments are determined based on the distinct nature of their operations, and each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment also includes our investment in ACL. Our Wholesale segment consists of the acquisition, enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our mail-order catalog and e-commerce businesses and our proprietary digital streaming channels.

Index
Management currently evaluates segment performance based primarily on revenue, and operating income (loss), including earnings from ACL. Operating costs and expenses allocated below to Corporate include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments, and include costs associated with RLJE’s corporate functions such as finance and accounting, human resources, legal and information technology departments.  Interest expense, change in the fair value of stock warrants, other income (expense) and benefit (provision) for income tax are evaluated by management on a consolidated basis and are not allocated to our reportable segments.  The following tables summarize the segment contribution for the three-month periods ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31, 2015
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$458	$17,987	$7,671	$—	$26,116
Operating costs and expenses	(487)	(19,502)	(9,275)	(3,027)	(32,291)
Depreciation and amortization	(29)	(368)	(670)	(98)	(1,165)
Share in ACL earnings	250	—	—	—	250
Segment contribution	$192	$(1,883)	$(2,274)	$(3,125)	$(7,090)

(In thousands)	Three Months Ended March 31, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenue	$13	$21,350	$8,909	$—	$30,272
Operating costs and expenses	(183)	(22,936)	(9,376)	(2,627)	(35,122)
Depreciation and amortization	(25)	(665)	(790)	(43)	(1,523)
Share in ACL earnings	305	—	—	—	305
Segment contribution	$110	$(2,251)	$(1,257)	$(2,670)	$(6,068)

Included in our Wholesale segment contribution for the year three months ended March 31, 2014 is a loss of $3.1 million incurred during the sell-off period under a terminated feature film content output deal.

A reconciliation of total segment contribution to income (loss) before provision for income taxes is as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014

Total segment loss	$(7,090)	$(6,068)
Interest expense, net	(2,943)	(2,018)
Change in fair value of stock warrants	497	(1,800)
Other expense	(776)	123
Loss before provision for income taxes	$(10,312)	$(9,763)

Total assets for each segment primarily include accounts receivable, inventory, and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segments including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Index
Total assets by segment are as follows:

(In thousands)	March 31,	December 31,
	2015	2014

IP Licensing	$24,820	$30,197
Wholesale	140,141	140,935
Direct-to-Consumer	9,009	12,049
Corporate	4,398	8,873
	$178,368	$192,054

NOTE 3.	EQUITY EARNINGS IN AFFILIATE

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

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million.  This basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046, and is being amortized through 2046 using the straight-line method.  Basis difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations, however this amortization is not included within ACL’s financial statements.

The following summarized financial information is derived from the unaudited financial statements of ACL:

(In thousands)	Three Months Ended March 31,
	2015	2014

Revenues	$2,088	$2,413
Film cost amortization	(517)	(645)
General, administrative and other expenses	(792)	(863)
Income from operations	779	905
Net income	$602	$707

ACL's functional currency is the British Pound Sterling (GBP). Amounts have been translated from GBP to U.S. Dollar using the average exchange rate for the periods presented.  The above operating results of ACL do not include basis difference amortization resulting from the Business Combination.

Index
NOTE 4.	ACCOUNTS RECEIVABLE

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

(In thousands)	March 31, 2015	December 31, 2014

Wholesale	$15,470	$23,922
IP Licensing	—	608
Direct-to-Consumer	818	762
Accounts receivable before allowances and reserves	16,288	25,292
Less: reserve for returns	(4,165)	(7,870)
Less: allowance for doubtful accounts	(32)	(33)
Accounts receivable, net	$12,091	$17,389

Wholesale receivables are primarily billed and collected by our U.S. distribution facilitation partner.  Each month, our distribution partner preliminarily settles our wholesale receivables assuming a timing lag on collections and an average-return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partners.  Amounts vary and tend to be seasonal following our sales activity.  As of March 31, 2015 and December 31, 2014, we owed our distribution partners $3.1 million for receivables settled as of period-end.

The wholesale receivables are reported net of amounts we owe to our distribution partner as these amounts are offset against each other when settling receivables in accordance with the contract.  As of March 15, 2015, the amount we owed our distribution partner was $1.3 million more than our receivables with them, and as such this net amount is included in accounts payable and accrued liabilities.  As of December 31, 2014, the net wholesale receivables with our distribution partner were $6.6 million, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from our merchant bank related to our credit card transactions processed as of period end.

NOTE 5.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	March 31, 2015	December 31, 2014

Packaged discs	$8,738	$9,580
Packaging materials	1,234	1,309
Other merchandise (1)	2,036	2,140
Inventories, net	$12,008	$13,029

(1)	Other merchandise primarily consists of gifts, jewelry, and home accents purchased from third parties.

During the three months ended March 31, 2015 and 2014, we reduced our inventories by $715,000 and $670,000, respectively, associated with adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  These charges are included in cost of sales as manufacturing and fulfillment cost.

Index
NOTE 6.	INVESTMENTS IN CONTENT

Investments in content are as follows:

(In thousands)	March 31, 2015	December 31, 2014

Released	$59,777	$57,766
Completed, not released	3,865	7,205
In-production	1,270	2,554
Investments in content, net	$64,912	$67,525

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  For the three months ended March 31, 2015 and 2014, impairment charges were $533,000 and $1.1 million, respectively, and are included in the cost of sales as content amortization and royalties cost.

In determining the fair value of content (Note 10, Fair Value Measurements) for impairments, we employ a discounted cash flows (DCF) methodology. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant's weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

NOTE 7.	DEBT

Debt consists of the following:

(In thousands)	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014

Senior term notes	September 11, 2019	LIBOR + 9.9% - 10.64%	$68,775	$69,388
Less: debt discount			(4,116)	(4,509)
Total senior term notes, net of discount			64,659	64,879

Subordinated notes payable to prior Image shareholders	October 3, 2018	12%	16,034	16,034

Debt			$80,693	$80,913

Index
Future minimum principal payments as of March 31, 2015 are as follows:

(In thousands)	Senior Notes	Subordinated Notes	Total

2015	$1,837	$—	$1,837
2016	2,975	—	2,975
2017	4,375	—	4,375
2018	59,588	16,034	75,622
	$68,775	$16,034	$84,809

The subordinated notes mature in 2018 and the senior notes mature in 2019; however, if we do not subsequently extend the subordinated debt maturity, then the new senior notes’ maturity would accelerate in conjunction with the repayment of the subordinated notes in 2018.  The above table reflects the assumption that no extension of the subordinated notes occurs.  The senior notes’ minimum principal payments in 2018 would be $5.3 million if the senior notes’ maturity is not accelerated.

The above payments do not take into consideration the amendments and additional accelerated payments made subsequent to March 31, 2015 (see Note 14, Subsequent Events).

Credit Agreement

Subsequent to March 31, 2015, we amended our Credit Agreement (as defined below) and made a $10.0 million prepayment.  The amended terms and prepayment are described in our subsequent events footnote (See Note 14, Subsequent Events).

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

Index
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

The Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with our U.S. distribution facilitation partner and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Agreement.

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the new Credit Agreement, we must maintain at all times a cash balance of $3.5 million.  As of March 31, 2015, we were not in compliance with our minimum cash balance requirement of $3.5 million.  The default was waived by our lenders on April 15, 2015 (see Note 14, Subsequent Events).

Subordinated Notes Payable and Other Debt

Subsequent to March 31, 2015, we amended our subordinated promissory notes that were issued to the selling shareholders of Image and exchanged approximately $8.5 million of these notes for preferred stock and warrants.  The amended terms and the exchange are described in our subsequent events footnote (See Note 14, Subsequent Events).

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated notes bear an interest rate of 12% per an annum, of which 5.4% is payable  in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  Interest is settled during the second quarter of each year.  At March 31, 2015 and December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

Index
In October 2013, we began our production of the next season of the franchise series of Foyle’s War.  Acorn Productions Limited, and Acorn Global Enterprises Limited, both wholly-owned subsidiaries of RLJE Ltd., entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carried interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received were due on or before November 8, 2014.  This facility was substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property are collateral of our Credit Agreement now that the loan is paid and settled.  At March 31, 2014, the principal balance due pursuant to this facility was $10.4 million.

NOTE 8.	EQUITY

Common and Preferred Stock

Subsequent to March 31, 2015, we issued approximately 31,046 shares of preferred stock.  The terms are disclosed in our subsequent events footnote (See Note 14, Subsequent Events).

Included in our common shares outstanding at December 31, 2014 were 437,241 shares held by certain founding shareholders as part of the initial public offering of RLJE.  These shares were subject to forfeiture over a two-year period if certain stock price targets were not achieved.  These shares were forfeited and returned in January 2015.

Restricted Stock-Based Compensation Grants

Compensation expense relating to the restricted stock awards for the periods ended March 31, 2015 and 2014 was $194,000 and $35,000, respectively, and is included in general and administrative expenses. During the three months ended March 31, 2015, there were no stock grants.  During the three months ended March 31, 2014, 90,138 shares of restricted stock were granted and 66,244 shares of restricted stock were forfeited based upon the failure to achieve the 2013 performance criteria.  Of the 90,138 shares granted in 2014, 64,638 shares were granted to executive officers and directors and 25,500 shares were granted to other members of management.  The shares granted during 2014, were fair valued on the date of grant with a range of $4.60 - $5.01 per share, for a total value of approximately $417,000.  During the three months ended March 31, 2015, 2,245 shares of restricted stock were forfeited based upon an employee termination.  A summary of the activity since December 31, 2014 is as follows:

(In thousands, except per share data)
	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Non-vested shares at December 31, 2014	179	$4.13	56	$5.09
Granted	—	—	—	—
Vested	(22)	5.97	—	—
Forfeited	(2)	5.60	—	—
Non-vested shares at March 31, 2015	155	$3.93	56	$5.09

Index
The performance shares shall vest if certain performance criteria are achieved contingent upon the grantees being employed by RLJE when the performance criteria are evaluated.  Vesting for one-half of the outstanding restricted performance shares is contingent upon achieving 2014 targets and the other one-half is contingent upon achieving 2015 targets.  It is management’s assessment that the 2014 targets were not achieved, however the final determination will be made by the board’s compensation committee.  If it is determined that the 2014 performance targets were achieved, then we will recognize compensation expense at the time of determination of $142,000.

As of March 31, 2015, there is $183,000 of unamortized compensation that will vest solely on completion of future services over the next 14 months, with a weighted-average remaining vesting period of seven months.  As of March 31, 2015, there is $110,000 of unamortized compensation that will vest based on achieving certain performance and service criteria over the next 14 months, with a weighted-average remaining vesting period of 11 months.

NOTE 9.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	March 31, 2015
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
Registered warrants	15,375	$12.00	2.5 years
Sponsor warrants	3,817	$12.00	2.5 years
Unregistered warrants	1,850	$12.00	2.5 years
	21,042

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

The fair value of the warrants as of March 31, 2015 and December 31, 2014 was $104,000 and $601,000, respectively.  The valuation of the warrants is a Level 3 measurement.  The registered warrants had been traded on the over-the-counter market and previously were reported as a Level 1 measurement, but due to the lack of trading activity since the first quarter of 2014, the warrant valuation for registered warrants was transferred to Level 3 and valued in the same manner as the Sponsor and unregistered warrants.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the sponsor warrants and the unregistered warrants has always been a Level 3 measurement.  The increase (decrease) in the fair value of the warrants for the periods ended March 31, 2015 and 2014 was $(497,000) and $1.8 million, respectfully.

Subsequent to March 31, 2015, we issued approximately 9.3 million warrants.  The terms are described in our subsequent events footnote (See Note 14, Subsequent Events).

Index
NOTE 10.	FAIR VALUE MEASUREMENTS

Warrant Liability

We have warrants outstanding to purchase 21,041,667 shares of our common stock, which are recorded at fair value on the consolidated balance sheets.  Of these warrants, 15,375,000 are warrant shares that are registered and are available for trading on the over-the-counter market.  Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy.

As of March 31, 2015 and December 31, 2014, we determined the fair value of the registered warrants using a Monte Carlo simulation model.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered.  We use the closing market price of our common stock to compute stock volatility.  The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility.  As of March 31, 2015 and December 31, 2014, we used a DLOM rate of 11.2%.  Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

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

Unregistered warrants differ from the registered warrants in that they have not been registered.  As of March 31, 2015 and December 31, 2014, we determined the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered.  As of March 31, 2015 and December 31, 2014, we used a DLOM rate of approximately 17.0%.

The following tables represent the valuation of our warrant liability within the fair-value hierarchy:

(In thousands)	March 31, 2015
	Level 1	Level 2	Level 3	Total

Warrant liability	$—	$—	$104	$104

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability	$—	$—	$601	$601

The following tables include a roll-forward of liabilities classified within Level 1 and Level 3:

(In thousands)	Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2014	$—	$—	$601	$601
Change in fair value of warrant liability	—	—	(497)	(497)
Warrant liability at March 31, 2015	$—	$—	$104	$104

Index
(In thousands)	Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total

Warrant liability at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value of warrant liability	1,128	—	672	1,800
Warrant liability at March 31, 2014	$3,758	$—	$2,165	$5,923

 Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement of assets and liabilities is classified in the tables below:

(In thousands)	Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$642	$642	$533

(In thousands)	Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$1,521	$1,521	$1,119

During the three months ended March 31, 2015 and 2014, the investments in content were written down by $533,000 and $1.1 million, respectively.  In determining the fair value of our investments in content, we employ a DCF methodology.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11.	NET LOSS PER COMMON SHARE DATA

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014:

(In thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Numerator – basic and diluted:
Net loss	$(10,630)	$(10,071)

Weighted-average common shares outstanding – basic	12,680	12,454
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	12,680	12,454
Net loss per common share –
Basic and diluted	$(0.84)	$(0.81)

Index
We have outstanding warrants to acquire 21,041,667 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive because their exercise price of $12 per share exceeds the fair value of our common stock.  For the periods ended March 31, 2015 and 2014, we had weighted average outstanding shares of approximately 146,000 and 898,000, respectively, which are held by founding shareholders that are forfeitable, that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the three months ended March 31, 2015 and 2014, we have weighted average outstanding shares of approximately 216,000 and 298,000 shares, respectively, of compensatory restricted common stock, that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.

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

Equity Investments in Affiliates

All of ACL’s staff is employed by RLJE Ltd.  ACL was charged overhead and personnel costs for the three months ended March 31, 2015 and 2014, of approximately $426,000 and $397,000, respectively.

ACL paid dividends to RLJE Ltd. of zero and $1.1 million during the three months ended March 31, 2015 and 2014, respectively.  Dividends received were recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on net amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia.  As of March 31, 2015, Acorn Media had lent its U.K. subsidiaries approximately $11.7 million and its Australian subsidiary approximately $3.6 million.   Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses.  During the three months ended March 31, 2015 and 2014, we recognized a loss of $841,000 and a gain of $156,000, respectively.

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These purchased liabilities, which are now owed to RLJ Companies, LLC, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets.

RLJ SPAC Acquisition, LLC

The chairman of our board of directors (Mr. Robert L. Johnson) through his company, RLJ SPAC Acquisition, LLC, has entered into a plan to purchase up to $2.0 million of our outstanding common stock from time to time over a 24-month period beginning June 19, 2013. Any purchases under the plan will be at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations.

All $2.0 million of Common Stock may not be purchased during the 24-month period.  The Plan may be terminated by Mr. Johnson at any time.

Index
The repurchases by RLJ SPAC Acquisition LLC during the quarter is reported in Part II, Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

Sale of Preferred Stock and Warrants

Subsequent to March 31, 2015, certain board members and their affiliate companies purchased 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock from the Company for $16.5 million (see Note 14, Subsequent Events).

NOTE 14.	SUBSEQUENT EVENTS

Sale of Preferred Stock and Warrants

Subsequent to March 31, 2015, we sold 31,046 shares of preferred stock and warrants to acquire 9,313,800 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  The Company used $10.0 million of the cash proceeds from this sale to make partial payment on its Credit Agreement and approximately $1.6 million for prepayment penalties, legal fees and expenses associated with the transaction.  The balance of the net cash proceeds is intended to be used for working capital purposes.

The preferred stock has the following rights and preferences:

•	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions and dividends.

•	Dividends – the preferred stock is entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment is due July 1, 2017 and then payments are to be made quarterly thereafter. At the Company’s discretion, dividend payments are payable in either cash or common stock, or added to the preferred share’s stated value.

•	Conversion – at the preferred stockholder’s discretion, a share of preferred stock is convertible into shares of common stock determined by dividing the share’s stated value by a conversion rate of $1.00. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.00 per common share.

•	Mandatory Redemption – unless previously converted, on May 20, 2020, the Company, at its option, will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of the Company’s common stock.

•	Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

In connection with the sale, the holders of the preferred stock appointed two board members increasing the board to 11 members.  The Company has agreed to reduce the board size to seven members by November 14, 2015.

Index
The warrants have a term of five years and an exercise price of $1.50 per share.  The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.50 per common share.  Additionally, if the Company were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that the Company is to repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

The Company has committed to file a registration statement within 30 days that registers the shares issuable upon conversion of the preferred stock and exercise of the warrants.  The Company is to use its best efforts to cause the registration statement to be declared effective, but in any event no later than 90 to 120 days after filing of the registration statement.  The Company will also use its best efforts to keep the registration statement effective.  If the Company is in default of this registration rights agreement, and as long as the event of default is not cured, then the Company is to pay in cash partial-liquidation damages as defined therein.  Damages are not to exceed 6% of the aggregated subscription amount.

The conversion of the preferred stock into, and the exercise of the warrants for, shares of the Company’s common stock would be subject to the approval of the common stockholders of the Company. The Company expects to will hold a special meeting seeking stockholders approval no later than July 31, 2015. However, prior to the closing on the issuance of the preferred stock and warrants, the Company obtained proxies from directors, executive officers and certain greater than 5% stockholders, which in the aggregate held more than 50% of the outstanding common shares, that were voting in favor of the issuance of the preferred stock and the warrants.

Debt Amendments, Prepayment and Exchange

Subsequent to March 31, 2015, the Company entered into (a) an amendment (the “Senior Credit Facility Amendment”) to the Credit Agreement between the Company and its lenders, and (b) an amendment (the “Note Amendment”) with the holders of certain subordinated notes (the “Subordinated Note Holders”).

The principal terms of the Credit Agreement Amendment are as follows:

(a) a reduction of the Minimum Cash Balance (as defined in the Credit Agreement) that the Company is required to maintain from $3.5 million to $1.0 million, thus providing access to $2.5 million of cash previously restricted,

(b) a waiver of certain Defaults (as defined in the Credit Agreement) and Events of Default (as defined in the Credit Agreement) caused by, or that would be caused by the breach of certain financial covenants under the senior Credit Agreement;

(c) amendments of the Credit Agreement (i) modifying the interest rate to equal LIBOR plus 10.64%, (ii) modifying certain financial statement and other reporting and lender communication requirements, (iii) changing the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) threshold to 0.73:1.00 for the quarter ending March 31, 2015, and 0.63:1.00 for the quarter ending June 30, 2015, (iv) changing the Senior Leverage Ratio (as defined in the Credit Agreement) limit to 7.50:1.00 for the quarter ending March 31, 2015, and 6.92:1.00 for the quarter ending June 30, 2015, and (v) changing the Total Leverage Ratio (as defined in the Credit Agreement) limit to 9:00:1:00 for the quarter ending March 31, 2015, and 8.95:1.00 for the quarter ending June 30, 2015; and

(d) the consent of the lenders to the issuance of the preferred stock and warrants, as well as the use of the proceeds from the issuance of the preferred stock and warrants (i) to pay $10 million of the amounts outstanding pursuant to the Credit Agreement, (ii) to pay certain fees and costs associated with the issuance of the preferred stock, and (iii) for working capital purposes.

Index
In connection with the sale of preferred stock and warrants, the Company used $10.0 million of the cash proceeds to make partial payment on the Credit Agreement and approximately $1.7 million for prepayment penalties, legal fees, and expenses associated with the transaction.

The principal terms of the Note Amendment are as follows:

(a) an agreement by the Subordinated Note Holders to convert 50% of the outstanding balance under the subordinated notes into shares of preferred stock and warrants;

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

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and 2,564,000 warrants.

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

RLJE Ltd manages our British drama productions, including Foyle’s War, which is one of our most successful Acorn television series, and the intellectual property rights owned by ACL including all the TV/film and publishing revenues associated with those rights.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes approximately 80 novels and short story collections, 19 plays and a film library of over 100 made-for-television films.  In 2013, ACL commissioned a new writer to expand the Agatha Christie library content, and in the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie.

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

Our Direct-to-Consumer segment includes our proprietary SVOD channels, which are Acorn TV, Acacia TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and mail-order catalogs.  As of March 31, 2015, Acorn TV had over 130,000 paying subscribers.  In late 2014, we launched our urban content SVOD channel, UMC.  In response to the strategic opportunity brought by the convergence of television and the internet, we expect to continue to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infrastructure for our SVOD channels.  We also plan to develop other audience-based, premium SVOD channels based on our existing content library.

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

FINANCIAL HIGHLIGHTS

Highlights and significant events for the three months ended March 31, 2015 are as follows:

▪	Adjusted EBITDA improved 49.0% from a loss of $6.7 million to a loss of $3.4 million for the quarter ended March 31, 2015 compared to the same quarter last year

▪	Revenue was $26.1 million compared to $30.2 million for the same quarter last year

▪	The gross margin improved 13.0% to 22.6% for the period ended March 31, 2015 compared to 20.0% for the quarter ended March 31, 2014.

▪	Acorn TV’s paid subscribers increased 73.3% to 130,000 subscribers as of March 31, 2015 compared to approximately 75,000 subscribers as of March 31, 2014.

Index
The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the first quarter ended March 31, 2015 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

Our unaudited consolidated financial information for the three months ended March 31, 2015 and 2014, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K filed on May 8, 2015 (or 2014 Form 10-K).

A summary of our results of operations for the three months ended March 31, 2015 and 2014, as disclosed in our consolidated financial statements in Item 1, Financial Statements, herein referred to as our “consolidated financial statements.”

	Three Months Ended March 31,
(In thousands)	2015	2014

Revenues	$26,116	$30,272
Costs of sales	20,217	24,204
Gross profit	5,899	6,068
Operating expenses	13,239	12,441
Loss from operations	(7,340)	(6,373)
Equity earnings of affiliates	250	305
Interest expense, net	(2,943)	(2,018)
Change in fair value of stock warrants	497	(1,800)
Other income (expense)	(776)	123
Provision for income taxes	(318)	(308)
Net loss	$(10,630)	$(10,071)

Index
Revenue

A summary of net revenue by segment for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Wholesale Revenue:
U.S.	$13,578	$17,137
International	4,409	4,213
Total Wholesale	17,987	21,350

Direct-to-Consumer
Ecommerce Catalog U.S.	5,580	7,475
Proprietary Digital Channels	1,435	746
International Ecommerce	656	688
Total Direct-to-Consumer	7,671	8,909

Intellectual Property	458	13

Total Revenues	$26,116	$30,272

Revenue decreased $4.2 million for the three months ended March 31, 2015 compared to 2014.  The decrease in revenue is primarily driven from our Wholesale and Direct-to-Consumer segments.  Our Wholesale segment’s revenues decline is mostly attributed to the timing of scheduled content releases year over year.  In the first quarter 2015, our US Wholesale segment released 31 titles versus 54 titles being released in the first quarter of 2014.  For 2015, our content release calendar has more titles planned to be released in the back half of the year compared to 2014, whereby the releases were more evenly distributed between quarters.  We generally acquires film or television content approximately six months ahead of the planned release date due to the time necessary to prepare marketing materials and meet our distribution partner’s scheduling requirements.  The shift in timing of releases for 2015 is primarily the result of our prior year’s limited access to working capital while refinancing our secured debt during the second and third quarters of 2014.

The decrease in our Direct-to-Consumer segment revenue of $1.2 million was primarily due to reduced revenue from our e-commerce and catalog business offset by revenue growth in our proprietary digital networks.  The decrease in our e-commerce and catalog revenues is related to marketing changes compared to the prior year, including: (a) reducing the Acorn catalog circulation in the first quarter of 2015, and (b) deferring the mailing of our spring Acacia catalog to the second quarter of 2015.

Our proprietary digital network revenue increased by $689,000 for the three months ended March 31, 2015 compared to the same period last year and currently accounts for 18.5% of the segment’s revenue.  This increase is driven primarily by our British mystery and drama channel, Acorn TV.  As of March 31, 2015, the subscribers for Acorn TV have grown to approximately 130,000 subscribers, which is an increase of 73.3% since March 31, 2014 and an increase of 10.2% since December 31, 2014.

Index
Cost of Sales (“COGS”)

A summary of COGS by segment for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

IP Licensing	$344	$33
Wholesale	15,387	19,118
Direct-to-Consumer	4,486	5,053
COGS by segment	$20,217	$24,204

COGS decreased by $4.0 million to $20.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in COGS is attributed to our Wholesale segment.  The Wholesale segment decline in COGS is due to (i) $2.0 million of costs incurred last year related to a terminated feature film output deal, which did not repeat this year, (ii) a $588,000 decrease in step-up amortization resulting from the Business Combination, and (iii) a $557,000 decrease in impairments recorded for content investments and inventories.   During the three months ended March 31, 2015 and 2014, we recorded inventory and content impairments totaling $1.2 million and $1.8 million, respectively.   Step-up amortization recognized during the quarters was $1.6 million for 2015 and $2.2 million for 2014.

Our Direct-to-Consumer segment COGS decreased by $567,000, which is consistent with the segment’s corresponding decrease in catalog circulation in the quarter versus the prior quarter.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Selling expenses	$6,559	$5,773
General and administrative expenses	5,515	5,145
Depreciation and amortization	1,165	1,523
Total operating expenses	$13,239	$12,441

SG&A increased by $798,000 for the three-month period ended March 31, 2015 compared to the same period in 2014.  The increase in SG&A is primarily related to (i) increased internet support of approximately $395,000 for Acorn TV, due to its subscriber growth, and (ii) increased advertising and promotional costs of approximately $475,000 to promote several theatrical releases during the first quarter of 2015.  For the same period last year, we did not have any films with a theatrical release.

Interest Expense

Interest expense for the quarter ended March 31, 2015 was $2.9 million compared to $2.0 million for the same period in 2014.  Interest expense increased during the current quarter due to the increased balance owed of $68.8 million under the new Credit Agreement at March 31, 2015 versus the prior credit facility balance of $59.4 million at March 31, 2014.  The increase is also attributable to an increased interest rate under the new Credit Agreement when compared to the prior credit facility.

Index
Change in Fair Value of Stock Warrants

The change in the fair value of our warrant liability impacts the statement of operations whereby a decrease in the warrant liability results in the recognition of income, while an increase in the warrant liability results in the recognition of expense.  For the three months ended March 31, 2015 and 2014, the fair value of our warrants decreased by $497,000 and increased by $1.8 million, respectively.  Changes in our warrants’ fair value are primarily driven by changes in our common stock price and its volatility.

Other Income (Expense)

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  From January through March of 2014, the Pound was strengthening relative to the Dollar and as a result we recorded a gain of $156,000.  From January through March of 2015, the Pound fall in value relative to the Dollar and as a result we recorded a loss of $841,000.

Income Taxes

We have fully reserved our net U.S. deferred tax assets, and such tax assets may be available to reduce future income taxes payable should we have U.S. taxable income in the future. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and other limitations.

We recorded income tax expense of $318,000 and $308,000 for the three-month periods ended March 31, 2015 and 2014, respectively.  We generally provide income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 21%.  However, for 2015 our effective U.K. tax rate is approximately 7%.  The decrease in the U.K. effective tax rate is due to the U.K. reducing its corporate tax rates and the impact this has on our previously recorded deferred tax liabilities.  We are not providing a tax provision (benefit) on our U.S. and Australian operations as we have historically had and continue to provide a full valuation allowance on their net operating losses.

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

Index
The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2015	2014

Net loss	$(10,630)	$(10,071)

Amortization of content	11,887	14,173
Cash investment in content	(8,796)	(16,490)
Depreciation and amortization	1,165	1,523
Interest expense	2,943	2,018
Provision for income tax	318	308
Transactions costs and severance	—	—
Warrant liability fair value adjustment	(497)	1,800
Stock-based compensation	194	35
Adjusted EBITDA	$(3,416)	$(6,704)

Adjusted EBITDA loss improved by $3.3 million for the three months ended March 31, 2015 compared to the same period in 2014.  The improvement in Adjusted EBITDA is primarily attributable to lower expenditures on content investments, which declined during the current period because we are not currently producing any new content within our IP-Licensing segment.  During the three months ended March 31, 2014, we were producing the most recently released season of Folye’s War, which was released during the third quarter of 2014.  Expenditures incurred during the first quarter of 2014 for this production were approximately $6.6 million.

A reconciliation of Adjusted EBITDA to our net decrease in cash as reported in our consolidated statements of cash flows is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Adjusted EBITDA	$(3,416)	$(6,704)
Cash interest expense	(2,443)	(1,577)
Current income tax provision	(318)	(308)
Proceeds from debt borrowings in excess/(less than) net principal payments	(613)	5,032
ACL dividends in excess/(less than) of earnings	(250)	749
Capital expenditures	(69)	(812)
Changes in working capital	2,488	1,058
Foreign currency	1,087	(140)
Net decrease in cash	$(3,534)	$(2,702)

BALANCE SHEET ANALYSIS

Assets

Total assets at March 31, 2015 and December 31, 2014, were $178.4 million and $192.1 million, respectively.  The decline of $13.7 million in assets is mostly attributed to (i) a decrease in our IP Licensing segment related to content amortization recognized during the current period for Foyle’s War revenue and the impact of the weakening Pound (ii) a decrease in our Direct-to-Consumer segment related to the amortization of other intangible assets, and (iii) a decrease in our Corporate assets from a decrease in cash on hand from operational use.

Index
A summary of assets by segment is as follows:

(In thousands)	March 31,	December 31,
	2015	2014

IP Licensing	$24,820	$30,197
Wholesale	140,141	140,935
Direct-to-Consumer	9,009	12,049
Corporate	4,398	8,873
	$178,368	$192,054

Liabilities and Equity

The decrease in liabilities and equity of $13.7 million to $178.4 million is primarily due to the net loss of $10.6 million recognized during the three months ended March 31, 2015 that is included in accumulated deficit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(3,098)	$(7,992)
Net cash provided by (used in) investing activities	(69)	242
Net cash provided by (used in) financing activities	(613)	5,032
Effect of exchange rate changes on cash	246	16
Net decrease in cash	(3,534)	(2,702)
Cash at beginning of period	6,662	7,674
Cash at end of period	$3,128	$4,972

At March 31, 2015 and December 31, 2014, our cash and cash equivalents was approximately $3.1 million and $6.7 million, respectively.  Our cash position in the quarter was impacted by the following:

▪	We incurred a net use of cash of $3.1 million resulting from our operating activities compared to the use of $8.0 million in the same quarter last year. The current quarter’s net use of cash was largely attributable to management’s use of cash to purchase content totaling $8.8 million and to pay off $1.6 million of vendor trade payables. The legacy feature-film business had significant short-term vendor debts, which were past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

▪	In accordance with our Credit Agreement, we made principal payments of $613,000;

▪	The quarterly results are naturally affected by: (a) the timing and release dates of content, (b) the seasonality of our Wholesale and Direct-to-Consumer business, which are 32 – 35% weighted to the 4th quarter of each year, and (c) the fact that we generally invest more cash on content during the first half of the year.

The cash used in operating activities during the three months ended March 31, 2015 was provided by our cash reserves as of December 31, 2014.

Index
As of March 31, 2015, we were not in compliance with our minimum cash balance requirement of $3.5 million within our Credit Agreement.  This default was waived by our lenders on April 15, 2015.  We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  There can be no assurances that we will be successful in realizing this growth or meeting our future covenant requirements within our Credit Agreement.  To address our liquidity risk we completed, subsequent to March 31, 2015, a $31.0 million capital restructuring transaction (see Note 14, Subsequent Events) that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our Credit Agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for expenditure, (ii) increasing the amount of cushion on our covenants to provide additional headroom and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance for the next two years.   The capital restructure improved our liquidity by selling shares of preferred stock for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our Credit Agreement, pay fees and expense incurred of approximately $1.6 million, and approximately $10.9 million is available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

As a result of raising additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders has been significantly diluted, and these newly issued securities have rights, preferences or privileges senior to those of existing common stockholders.

Capital Resources

Cash

As of March 31, 2015, we had cash of $3.1 million, as compared to $6.7 million as of December 31, 2014.

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

Index
The Credit Agreement contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit The Credit Agreement contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants vary each quarter and generally become more restrictive over time.  The principal financial covenants are:  (1) Senior Debt Leverage Ratio that initially is 4.64 : 1.00 and declines to 2.67 : 1.00 by the end of 2016 and thereafter, (2) Total Debt Leverage Ratio that initially is 5.71 : 1.00 and declines to 3.44 : 1.00 by the end of 2016 and thereafter and (3) Fixed Charges Coverage Ratio that initially is 1.10: 1.00 and increases to 1.59 : 1.00 by the end of 2016 and thereafter.  As of December 31, 2014, we were in compliance with all debt covenants.  As of March 31, 2015, we were not in compliance with our minimum cash balance requirement of $3.5 million.  The default was waived by our lenders on April 15, 2015 (see below).

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

The Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with our U.S. distribution facilitation partner and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Agreement.

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  The Credit Agreement also requires us to comply with minimum financial and operating covenants as disclosed above.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the Credit Agreement, we must maintain at all times a cash balance of $3.5 million.  As of December 31, 2014, we were in compliance with our Credit Agreement.

Subsequent to March 31, 2015, we entered into an amendment of our Credit Agreement (the Credit Agreement Amendment).  The principal terms of the Credit Agreement Amendment are as follows:

(a) a reduction of the Minimum Cash Balance (as defined in the Credit Agreement) that the Company is required to maintain from $3.5 million to $1.0 million, thus providing access to $2.5 million of cash previously restricted,

(b) a waiver of certain Defaults (as defined in the Credit Agreement) and Events of Default (as defined in the Credit Agreement) caused by, or that would be caused by the breach of certain financial covenants under the Senior Agreement;

(c) amendments of the Credit Agreement (i) modifying the interest rate to equal LIBOR plus 10.64%, (ii) modifying certain financial statement and other reporting and lender communication requirements, (iii) changing the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) threshold to 0.73:1.00 for the quarter ending March 31, 2015, and 0.63:1.00 for the quarter ending June 30, 2015, (iv) changing the Senior Leverage Ratio (as defined in the Credit Agreement) limit to 7.50:1.00 for the quarter ending March 31, 2015, and 6.92:1.00 for the quarter ending June 30, 2015, and (v) changing the Total Leverage Ratio (as defined in the Credit Agreement) limit to 9:00:1:00 for the quarter ending March 31, 2015, and 8.95:1.00 for the quarter ending June 30, 2015; and

(d) the consent of the lenders to the issuance of the preferred stock and warrants, as well as the use of the proceeds from the issuance of the preferred stock and warrants (i) to pay $10.0 million of the amounts outstanding pursuant to the Credit Agreement, (ii) to pay certain fees and costs associated with the issuance of the preferred stock and warrants, and (iii) for working capital purposes.

Index
In connection with the sale of preferred stock and warrants, the Company used $10.0 million of the cash proceeds to make partial payment on the Credit Agreement and approximately $1.7 million for prepayment penalties, legal fees, and expenses associated with the transaction.

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated notes bear an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $1.8 million of which $992,000 was added to the principal balance of these notes and the remainder was paid to the debt holders.  At March 31, 2015 and December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

Subsequent to March 31, 2015, we entered into an amendment (the Note Amendment) of our unsecured subordinated promissory notes that were issued to the selling preferred stockholders of Image.  The principal terms of the Note Amendment are as follows:

(a) an agreement by the subordinated note holders to convert 50% of the outstanding balance under the subordinated notes into shares of preferred stock and warrants;

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

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of Subordinated Notes for 8,546 shares of preferred stock and 2,564,000 warrants.

In October 2013, we began our production of the next season of the franchise series of Foyle’s War.  Acorn Productions Limited and Acorn Global Enterprises Limited both wholly-owned subsidiaries of RLJE Ltd., entered into a cash advance facility (the FW9 Facility) with Coutts and Co., a U.K. based lender, for purposes of producing three ninety-minute television programs entitled “Foyle’s War Series 9.” The facility carried interest at a rate of LIBOR plus 2.15%.  Interest and repayment of advances received were due on or before November 8, 2014.  This facility was substantially secured by (i) executed license agreements whereby we have pre-sold certain broadcast and distribution rights and (ii) U.K. tax credits based on anticipated qualifying production expenditures.  The assets and intellectual property are collateral of the Credit Agreement now that the loan is fully paid and settled.  At December 31, 2014, this production loan was fully repaid.

Preferred Stock

Subsequent to March 31, 2015, we sold 31,046 shares of preferred stock and warrants to acquire 9,313,800 shares of common stock for $22.5 million in cash the exchange of and $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  The Company used $10.0 million of the cash proceeds from this sale to make partial payment on its Credit Agreement and approximately $1.7 million for prepayment penalties, legal fees and expenses associated with the transaction.  The balance of the net cash proceeds is intended to be used for working capital purposes.

Index
The preferred stock has the following rights and preferences:

•	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions and dividends.

•	Dividends – the preferred stock is entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment is due July 1, 2017 and then payments are to be made quarterly thereafter. At the Company’s discretion, dividend payments are payable in either cash or common stock, or added to preferred share’s stated value.

•	Conversion – at the preferred stockholder’s discretion, a share of preferred stock is convertible into shares of common stock determined by dividing the share’s stated value by a conversion rate of $1.00. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.00 per common share.

•	Mandatory Redemption – unless previously converted, on May 20, 2020, the Company, at its option, will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of the Company’s common stock.

•	Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

In connection with the sale, the holders of the preferred stock appoint two board members increasing the board to 11 members.  The Company has agreed to reduce the board size to seven members by November 14, 2015.

The warrants have a term of five years and an exercise price of $1.50 per share.  The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.50 per common share.  Additionally, if the Company were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that the Company is to repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

The Company has committed to file a registration statement within 30 days that registers the shares issuable upon conversion of the preferred stock and exercise of the warrants.  The Company is to use its best efforts to cause the registration statement to be declared effective, but in any event no later than 90 to 120 days after filing of the registration statement.  The Company will also use its best efforts to keep the registration statement effective.  If the Company is in default of this registration rights agreement, and as long as the event of default is not cured, then the Company is to pay in cash partial-liquidation damages as defined therein.  Damages are not to exceed 6% of the aggregated subscription amount.

The conversion of the preferred stock into, and the exercise of the warrants for, shares of the Company’s common stock would be subject to the approval of the common stockholders of the Company. The Company expects to hold a special meeting seeking stockholders approval no later than July 31, 2015. However, prior to the closing on the issuance of the preferred stock and warrants, the Company obtained proxies from directors, executive officers and certain greater than 5% stockholders, which in the aggregate held more than 50% of the outstanding common shares, that were voting in favor of the issuance of the preferred stock and the warrants.

Index
RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily our equity method investee and entities owned and controlled by the Chairman of our Board of Directors. Information regarding transactions and amounts with related parties is discussed in Note 13, Related Party Transactions and Note 14, Subsequent Events of our consolidated financial statements.

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation.  Advance payments are generally due prior to and upon delivery of the related content.  We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered.  As of March 31, 2015, we had entered into licensing and distribution agreements for which we are obligated to pay $8.4 million once the related content has been delivered.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on May 8, 2015.

Since the filing of our 2014 Form 10-K, there were no new accounting pronouncements adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3 Quantitative and Qualitative Disclosures about Market Risk is not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting.  In conducting this evaluation, management identified material weaknesses in our internal control over financial reporting as of December 31, 2014 and March 31, 2015 as defined in SEC Regulation S-X.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses described below, management concluded that, at March 31, 2015, our internal control over financial reporting was ineffective.

Index
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

In light of the material weaknesses, we performed and continue to perform additional procedures, including updating our content ultimates and recalculating the impairment of related physical inventories, to ensure that our financial results are not materially misstated.  Based upon these additional procedures, management believes that the financial statements included in this report fairly present in all material respects our Company’s financial position, results of operations and cash flows for the periods presented.

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

b) Changes in Internal Control over Financial Reporting

We were able to implement several of these actions within our March 31, 2015 close process.  Specifically, our legal, operations and finance personnel are working together to identify all expired titles to ensure that they are properly evaluated within the ultimates.  Additionally, staff training has begun. For the March 31, 2015 close process, management and the staff evaluated various areas of concern and implemented additional steps and procedures to address those concerns.  Over the next several months, we intent to implement increased reviews and sign-off procedures covering the ultimates and certain account reconciliations.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on May 8, 2015.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of March 31, 2015, there have been no material changes to the risk factors set forth in that Form 10-K.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RLJ SPAC Acquisition LLC, an affiliate of the Company, has purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, the Chairman of the Board of the Company, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC. The table below sets forth information regarding purchases of our common stock by RLJ SPAC Acquisition LLC during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs

January 1, 2015 to January 31, 2015	3,100	$1.78	3,100	$344,832

February 1, 2015 to February 28, 2015	—	$—	—	$344,832

March 1, 2015 to March 31, 2015	—	$—	—	$344,832

Index
ITEM 6.	EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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

RLJ ENTERTAINMENT, INC.

Date:	June 8, 2015	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2015	By:	/S/ ANDREW S. WILSON
Andrew S. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)