Form 10-Q
period 2015-06-30
RLJ ENTERTAINMENT, INC.
filed 2015-08-14
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on August 6, 2015:  12,877,064

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (or Quarterly Report), includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

•
Our financial performance, including our ability to achieve revenue growth, margins or earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, transaction and restructuring costs, warrants and other derivatives and stock-based compensation (or Adjusted EBITDA);

•	The effects of limited cash liquidity on operational growth;
•	Our obligations under our credit agreement, including our principal repayment obligations;
•	Our ability to satisfy financial ratios;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
•	The ability of our officers and directors to generate a number of potential investment opportunities;
•	Our ability to maintain relationships with customers and suppliers;
•	Delays in the release of new titles or other content;
•	The effects of disruptions in our supply chain;
•	The loss of key personnel;
•	Our public securities’ limited liquidity and trading; or
•	Our ability to meet the NASDAQ Capital Market continuing listing standards and maintain our listing.

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

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2015 (unaudited) and December 31, 2014

(In thousands, except share data)	June 30, 2015	December 31, 2014
ASSETS
Cash	$7,232	$6,662
Accounts receivable, net	10,075	17,389
Inventories, net	12,382	13,029
Investments in content, net	62,836	67,525
Prepaid expenses and other assets	3,157	2,633
Property, equipment and improvements, net	2,741	2,372
Equity investment in affiliate	21,424	22,281
Other intangible assets	13,677	15,272
Goodwill	44,891	44,891
Total assets	$178,415	$192,054
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$17,078	$24,582
Accrued royalties and distribution fees	43,500	42,493
Deferred revenue	4,023	5,006
Debt, net of discount	62,525	80,913
Deferred tax liability	2,002	2,002
Stock warrant and other derivative liabilities	4,414	601
Total liabilities	133,542	155,597
Mandatorily redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and outstanding at June 30, 2015; and no shares issued and outstanding at December 31, 2014	19,254	—
Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 13,724,756 shares issued at June 30, 2015 and December 31, 2014; 12,879,433 shares outstanding at June 30, 2015 and 13,335,258 shares outstanding at December 31, 2014	13	14
Additional paid-in capital	87,402	87,706
Accumulated deficit	(61,710)	(50,534)
Accumulated other comprehensive loss	(86)	(729)
Treasury shares, at cost, 845,323 shares at June 30, 2015 and 389,498 shares at December 31, 2014	—	—
Total equity	25,619	36,457
Total liabilities and equity	$178,415	$192,054

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three and Six Months Ended June 30, 2015 and 2014

(In thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$24,113	$32,083	$50,229	$62,355
Cost of sales
Content amortization and royalties	11,792	11,895	23,679	26,068
Manufacturing and fulfillment	6,981	10,273	15,311	20,304
Total cost of sales	18,773	22,168	38,990	46,372
Gross profit	5,340	9,915	11,239	15,983

Selling expenses	5,080	6,264	11,639	12,037
General and administrative expenses	4,490	4,660	10,005	9,805
Depreciation and amortization	1,210	1,434	2,375	2,957
Total operating expenses	10,780	12,358	24,019	24,799
LOSS FROM OPERATIONS	(5,440)	(2,443)	(12,780)	(8,816)

Equity earnings of affiliate	438	1,045	688	1,350
Interest expense, net	(2,581)	(1,985)	(5,524)	(4,003)
Change in fair value of stock warrants and other derivatives	7,140	1,122	7,637	(678)
Other income (expense)	161	363	(615)	486
LOSS BEFORE PROVISION FOR INCOME TAXES	(282)	(1,898)	(10,594)	(11,661)
Provision for income taxes	(264)	(380)	(582)	(688)
NET LOSS	(546)	(2,278)	(11,176)	(12,349)
Accretion of preferred stock dividends	(459)	—	(459)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,005)	$(2,278)	$(11,635)	$(12,349)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.18)	$(0.92)	$(0.99)

Weighted average shares outstanding:
Basic and diluted	12,704	12,494	12,692	12,474

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three and Six Months Ended June 30, 2015 and 2014

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(546)	$(2,278)	$(11,176)	$(12,349)
Other comprehensive income:
Foreign currency translation gain	1,012	481	643	590
Total comprehensive income (loss)	$466	$(1,797)	$(10,533)	$(11,759)

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

Six Months Ended June 30, 2015 and 2014

	Common Stock				Accumulated	Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2015	13,335	$14	$87,706	$(50,534)	$(729)	390	$—	$36,457
Issuance of restricted common stock for services	15	—	—	—	—	(15)	—	—
Forfeiture of restricted common stock	(34)	—	—	—	—	34	—	—
Forfeiture of founder shares	(437)	(1)	1	—	—	437	—	—
Accretion of preferred stock dividends	—	—	(459)	—	—	—	—	(459)
Stock-based compensation	—	—	154	—	—	—	—	154
Foreign currency translation	—	—	—	—	643	—	—	643
Net loss	—	—	—	(11,176)	—	—	—	(11,176)
Balance at June 30, 2015	12,879	$13	$87,402	$(61,710)	$(86)	846	$—	$25,619

	Common Stock				Accumulated	Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Shares	At Cost	Total Equity
Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	—	$—	$57,927
Issuance of restricted common stock for services	90	—	—	—	—	—	—	—
Forfeiture of restricted common stock	(78)	—	—	—	—	12	—	—
Forfeiture of founder shares	(442)	—	—	—	—	442	—	—
Stock-based compensation	—	—	456	—	—	—	—	456
Foreign currency translation	—	—	—	—	590	—	—	590
Net loss	—	—	—	(12,349)	—	—	—	(12,349)
Balance at June 30, 2014	13,271	$13	$87,394	$(41,683)	$900	454	$—	$46,624

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2015 and 2014

(In thousands)	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,176)	$(12,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings of affiliate	(688)	(1,350)
Content amortization and royalties	23,679	26,068
Depreciation and amortization	2,375	2,957
Foreign currency exchange (gain) loss	282	(523)
Fair value adjustment of stock warrant and other derivative liabilities	(7,637)	678
Non-cash interest expense	2,035	1,842
Stock-based compensation expense	154	456
Changes in assets and liabilities:
Accounts receivable, net	7,255	9,516
Inventories, net	647	2,456
Investments in content, net	(18,052)	(26,151)
Prepaid expenses and other assets	(720)	(15)
Accounts payable and accrued liabilities	(7,844)	(10,318)
Deferred revenue	(991)	(1,094)
Net cash used in operating activities	(10,681)	(7,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(878)	(1,141)
Dividends received from affiliate	1,729	2,947
Net cash provided by investing activities	851	1,806
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants	22,500	—
Repayment of senior debt	(11,225)	(7,750)
Proceeds from production loan	—	9,392
Payment of preferred stock and warrant issuance costs	(744)	—
Payment of senior debt modification costs	(450)	—
Net cash provided by financing activities	10,081	1,642
Effect of exchange rate changes on cash	319	79
NET INCREASE (DECREASE) IN CASH:	570	(4,300)
Cash at beginning of period	6,662	7,674
Cash at end of period	$7,232	$3,374

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd.).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with additional locations in Woodland Hills, California, Stillwater, Minnesota, and international locations in London, England and Sydney, Australia.

We acquire content rights in various categories including, British mysteries and dramas, urban programming, and full-length independent motion pictures.  We acquire this content in two ways:

●	Through long-term exclusive licensing agreements where we secure multiple rights to third-party programs, and;

●	Through development, production, and ownership of original drama television programming through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, as well as fitness programs through our Acacia brand.

We market our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, (our Intellectual Property, or IP, Licensing segment); (2) wholesale exploitation through partners covering broadcast/cable, digital, mobile, ecommerce and brick and mortar outlets (our Wholesale segment); and (3) direct relations with consumers via proprietary ecommerce, catalog and subscription-based video on demand (or SVOD) channels (our Direct-to-Consumer segment).

Our wholesale partners are broadcasters, digital outlets and major retailers in the United States of America (or U.S.), Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirecTV and Hulu.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary ecommerce websites, and catalogs and the continued roll-out of our proprietary subscription-based SVOD channels, such as Acorn TV, Acacia TV and UMC (or Urban Movie Channel).

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing, (2) Wholesale and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which includes cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary ecommerce websites, mail-order catalogs and digitally streaming channels.

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q (or Form 10-Q) and Article 10 of Regulation S-X of the SEC.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on May 8, 2015 (or 2014 Form 10-K).  Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2014 Form 10-K contains a summary of our significant accounting policies.  As of June 30, 2015, we have made no material changes to our significant accounting policies disclosed in our 2014 Form 10-K.

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.  The carrying amount of our debt under our senior credit agreement approximates fair value as the debt bears market rates of interest.  The carrying amount of our subordinated debt is approximately $1.8 million more than its fair value as a result of its reduced interest rate from 12.0% to 1.5% for two years beginning January 1, 2015.  The fair value of subordinated debt was determined by discounting future interest and principal payments by an estimated market rate of interest of 12.0%.  This fair value assessment of our subordinated debt is a level 3 measurement as provided by Accounting Standards Codification (or ASC) 820, “Fair Value Measurements and Disclosures.”

Accounting and Reporting Pronouncements Issued

On April 7, 2015 the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2015-3, Interest – Imputation of Interest (the Update).  The Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We will adopt this Update beginning January 1, 2016 by applying the new guidance on a retroactive basis.  As of June 30, 2015 and December 31, 2014, we have unamortized debt issuance costs of $1.0 million and $1.2 million, respectively, that are currently recorded within prepaid expenses and other assets.

On April 12, 2015, the FASB deferred the effective date of ASU 2014-09, Revenues from Contracts with Customers, for one year from January 1, 2017 to January 1, 2018.

Reclassifications and Adjustment

Certain amounts reported previously in our consolidated financial statements have been reclassified or adjusted to be comparable with the classifications used for our 2015 consolidated financial statements.  We are now reporting our cost of sales in two components, which are (a) content amortization and royalties and (b) manufacturing and fulfillment.  We are now reporting the change in the fair value of our stock warrant and other derivative liabilities as a separate line item within our statement of operations.  We are now reporting amortization of deferred financing costs as interest expense.  Previously, we were reporting amortization of deferred financing costs as general and administrative expenses.

Principles of Consolidation

The investment in ACL is accounted for using the equity method of accounting given the voting control of the board of directors by the minority shareholder.  As such, we have included our share of ACL’s operating results as a separate line item in our consolidated financial statements.

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL.  We carry the investment in ACL as a separate asset on our consolidated balance sheet at cost adjusted for our share of the equity in undistributed earnings.  Except for dividends and changes in ownership interest, we report changes in equity in undistributed earnings of ACL in our consolidated statements of operations.  All intercompany transactions and balances have been eliminated.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liquidity

For the six months ended June 30, 2015 and 2014, we recognized a net loss of $11.2 million and $12.3 million, respectively.  During the six months ended June 30, 2015 and 2014, we used cash in operating activities of $10.7 million and $7.8 million, respectively.  At June 30, 2015, our cash balance was $7.2 million.  At June 30, 2015, we had $62.5 million of term debt outstanding (see Note 7, Debt).  We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  There can be no assurances that we will be successful in realizing this growth or meeting our future covenant requirements within our amended credit agreement.  To address our liquidity risk, on May 20, 2015, we completed a $31.0 million capital restructuring transaction that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our credit agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for operational needs, (ii) modifying certain financial covenants for better operating flexibility in meeting future covenants and maintaining compliance and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and warrants and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance for the next two years.  The capital restructure improved our liquidity by selling shares of preferred stock and warrants for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our credit agreement and pay fees and expenses incurred of approximately $1.8 million.  The remaining $10.7 million was available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

Goodwill

Goodwill is the second largest asset on our balance sheet of which $43.0 million is recorded in our Wholesale reportable segment and $1.9 million is recorded in our Direct-to-Consumer reportable segment.  We assess goodwill for impairment every year in the fourth quarter and when events and circumstances indicate that goodwill may be impaired.  During the quarter ended June 30, 2015, our common stock price decreased 73% from $1.46 to $0.39 per share.  The decrease is largely due to the issuance of our preferred stock during the quarter, which represents 71% of our outstanding equity securities computed on a fully-diluted basis.

We considered the decrease in our common stock price to be an indicator that our goodwill may be impaired and as of June 30, 2015, management updated its prior year goodwill impairment testing, which is to compare the fair value of our reporting units that have goodwill to the reporting unit’s carrying value.  When computing fair value of the reporting units, management used a discounted cash flow approach and discounted the future cash flows of its reporting units.  Significant assumptions incorporated in the valuation were the reporting unit’s future cash flows and appropriate discount rates (primarily ranging from 18% to 21%).

When doing this fair-value assessment, we also considered our market capitalization at June 30, 2015 comparing it to the combined fair values of our reporting units.  Significant assumptions that were incorporated in this market capitalization analysis were the fair values of our debt and preferred stock, as well as appropriate discounts for a minority interest position, limited trading volume and the effects of the issued and outstanding warrants have on our common stock price.

The results of our current testing indicate that for one of our reporting units, which has $38.9 million of goodwill and is part of our Wholesale segment, the margin by which the unit’s fair value exceeds its carrying value significantly decreased during the six months ended June 30, 2015.  As of June 30, 2015, the margin expressed as a percentage of fair value is approximately 4%.  As of December 31, 2014, the reporting unit’s margin was 15%.  For our other reporting units that have goodwill their margins are in excess of 18% as of June 30, 2015.

Because our analysis and valuation is a level 3 valuation within the valuation hierarchy, which incorporates inputs that are inherently judgmental in nature, when performing our annual assessment in the fourth quarter, with the assistance of outside valuation professionals, we may conclude differently and record an impairment of goodwill.  Further, if our common stock price continues to fall or if our future operating results differ significantly from our current forecasts, then we may also conclude in the near future that our goodwill is impaired.  Because our current margin is approximately 4% for the reporting unit that has the majority of our recorded goodwill, a change in assumptions and estimates could likely trigger an impairment, that could be material.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	SEGMENT INFORMATION

In accordance with the requirements of the ASC 280 “Segment Reporting,” selected financial information regarding our three reportable business segments is presented below.  Our reportable segments are determined based on the distinct nature of their operation.  Each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide.  The IP Licensing segment also includes our investment in ACL.  Our Wholesale segment consists of the acquisition, enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.  Our Direct-to-Consumer segment consists of our mail-order catalog and ecommerce businesses and our proprietary digital streaming channels.

Management currently evaluates segment performance based primarily on revenues and operating income (loss), including earnings from ACL.  Operating costs and expenses attributable to our Corporate segment include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments and include costs associated with RLJE’s corporate functions such as finance and accounting, human resources, legal and information technology departments.  Interest expense, change in the fair value of stock warrants and other derivatives, other income (expense) and provision for income taxes are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

The following tables summarize the segment contribution for the three-month periods ended June 30, 2015 and 2014:

(In thousands)	Three Months Ended June 30, 2015
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenues	$—	$17,793	$6,320	$—	$24,113
Operating costs and expenses	(66)	(17,977)	(7,802)	(2,498)	(28,343)
Depreciation and amortization	(32)	(355)	(687)	(136)	(1,210)
Share in ACL earnings	438	—	—	—	438
Segment contribution (loss)	$340	$(539)	$(2,169)	$(2,634)	$(5,002)

(In thousands)	Three Months Ended June 30, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenues	$—	$23,424	$8,659	$—	$32,083
Operating costs and expenses	(327)	(19,278)	(10,489)	(2,998)	(33,092)
Depreciation and amortization	(30)	(126)	(994)	(284)	(1,434)
Share in ACL earnings	1,045	—	—	—	1,045
Segment contribution (loss)	$688	$4,020	$(2,824)	$(3,282)	$(1,398)

The Wholesale revenues for the three months ended June 30, 2014 includes $852,000 of revenue that resulted from the correction of an immaterial error in our marketing development fund liability estimate at March 31, 2014.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the segment contribution for the six-month periods ended June 30, 2015 and 2014:

(In thousands)	Six Months Ended June 30, 2015
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenues	$458	$35,780	$13,991	$—	$50,229
Operating costs and expenses	(553)	(37,479)	(17,077)	(5,525)	(60,634)
Depreciation and amortization	(61)	(723)	(1,357)	(234)	(2,375)
Share in ACL earnings	688	—	—	—	688
Segment contribution (loss)	$532	$(2,422)	$(4,443)	$(5,759)	$(12,092)

(In thousands)	Six Months Ended June 30, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenues	$13	$44,774	$17,568	$—	$62,355
Operating costs and expenses	(510)	(41,461)	(19,865)	(6,378)	(68,214)
Depreciation and amortization	(55)	(791)	(1,784)	(327)	(2,957)
Share in ACL earnings	1,350	—	—	—	1,350
Segment contribution (loss)	$798	$2,522	$(4,081)	$(6,705)	$(7,466)

Included in our Wholesale segment contribution for the six months ended June 30, 2014 is a loss of $3.1 million incurred during the sell-off period under a feature film output deal that was recognized in the first quarter of 2014.

A reconciliation of total segment contribution (loss) to loss before provision for income taxes is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total segment contribution (loss)	$(5,002)	$(1,398)	$(12,092)	$(7,466)
Interest expense, net	(2,581)	(1,985)	(5,524)	(4,003)
Change in fair value of stock warrants and other derivatives	7,140	1,122	7,637	(678)
Other income (expense)	161	363	(615)	486
Loss before provision for income taxes	$(282)	$(1,898)	$(10,594)	$(11,661)

Total assets for each segment primarily include accounts receivable, inventory and investments in content.  The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	June 30, 2015	December 31, 2014

IP Licensing	$26,367	$30,197
Wholesale	131,013	140,935
Direct-to-Consumer	12,353	12,049
Corporate	8,682	8,873
	$178,415	$192,054

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	EQUITY EARNINGS OF AFFILIATE

In February 2012, Acorn Media acquired a 64% interest in ACL for total purchase consideration of £13.7 million, or approximately $21.9 million, excluding direct transaction costs.  The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films.

We account for our investment in ACL using the equity method of accounting because (1) Acorn Media is only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million.  This basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046, and is being amortized through 2046 using the straight-line method.  Basis difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations; however this amortization is not included within ACL’s financial statements.

The following summarized financial information is derived from the unaudited financial statements of ACL:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$2,551	$4,353	$4,639	$6,750
Film cost amortization	(379)	(1,261)	(896)	(1,901)
General, administrative and other expenses	(1,048)	(759)	(1,840)	(1,623)
Income from operations	$1,124	$2,333	$1,903	$3,226
Net income	$903	$1,867	$1,505	$2,564

ACL's functional currency is the British Pound Sterling (GBP).  Amounts have been translated from GBP to U.S. dollar using the average exchange rate for the periods presented.  The above operating results of ACL exclude basis difference amortization resulting from the Business Combination.

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable are primarily derived from:  (1) the sale of physical content (DVDs) to retailers and wholesale distributors who ship to mass retailers, (2) direct-to-consumer, ecommerce, catalog and download-to-own sales and (3) video content we license to broadcast, cable/satellite providers and digital subscription platforms such as Netflix and Amazon.  Our accounts receivable typically trend with retail seasonality.

(In thousands)	June 30, 2015	December 31, 2014

Wholesale	$15,303	$23,922
IP Licensing	—	608
Direct-to-Consumer	705	762
Accounts receivable before allowances and reserves	16,008	25,292
Less: reserve for returns	(5,891)	(7,870)
Less: allowance for doubtful accounts	(42)	(33)
Accounts receivable, net	$10,075	$17,389

Wholesale receivables are primarily billed and collected by our U.S. distribution facilitation partner.  Each month, our distribution partner preliminarily settles our wholesale receivables assuming a timing lag on collections and an average-return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partners.  Amounts vary and tend to be seasonal following our sales activity.  As of June 30, 2015 and December 31, 2014, we owed our distribution partners $5.5 million and $3.1 million, respectively, for receivables settled as of period-end.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The wholesale receivables are reported net of amounts we owe to our distribution partner as these amounts are offset against each other when settling receivables in accordance with the contract.  As of June 30, 2015 and December 31, 2014, the net wholesale receivables with our distribution partner were $645,000 and $6.6 million, respectively, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from our merchant bank related to our credit card transactions processed as of period end.

NOTE 5.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	June 30, 2015	December 31, 2014

Packaged discs	$9,240	$9,580
Packaging materials	923	1,309
Other merchandise (1)	2,219	2,140
Inventories, net	$12,382	$13,029

(1)	Other merchandise primarily consists of gifts, jewelry and home accents purchased from third-parties.

During the three and six months ended June 30, 2015 and 2014, we reduced our inventories with adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  Impairment charges for the three months ended June 30, 2015 and 2014 were $374,000 and $515,000, respectively, and for the six months ended June 30, 2015 and 2014, they were $1.1 million and $1.2 million, respectively.  These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6.	INVESTMENTS IN CONTENT

(In thousands)	June 30, 2015	December 31, 2014

Released	$52,524	$57,766
Completed, not released	6,555	7,205
In-production	3,757	2,554
Investments in content, net	$62,836	$67,525

Investments in content are stated at the lower of unamortized cost or estimated fair value.  The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  For the three months ended June 30, 2015 and 2014, impairment charges were $1.7 million and $204,000, respectively.  For the six months ended June 30, 2015 and 2014, impairment charges were $2.3 million and $1.3 million, respectively.  These charges are included in the cost of sales as content amortization and royalties.

In determining the fair value of content for impairments (Note 10, Fair Value Measurements), we employ a discounted cash flows (DCF) methodology.  Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on a market participant's weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	DEBT

Debt consists of the following:

(In thousands)	Maturity Date	Interest Rate	June 30, 2015	December 31, 2014

Senior term notes	September 11, 2019	LIBOR + 10.64%	$58,163	$69,388
Less: debt discount			(4,184)	(4,509)
Total senior-term notes, net of discount			53,979	64,879
Subordinated notes payable to prior Image shareholders	October 3, 2018	1.5% through 2016 then 12%	8,546	16,034
Total debt			$62,525	$80,913

Future minimum principal payments of our debt as of June 30, 2015 are as follows:

(In thousands)	Senior Notes	Subordinated Notes	Total

2015	$1,225	$—	$1,225
2016	2,975	—	2,975
2017	4,375	—	4,375
2018	49,588	8,546	58,134
	$58,163	$8,546	$66,709

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

Senior Term Notes

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the Credit Agreement) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent.  This agreement was amended as described below.  The Credit Agreement, as amended, consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to LIBOR plus 10.64%.  LIBOR has a floor of 0.25%.  Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

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

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 15, 2015, we entered into an agreement with the lenders to amend the Credit Agreement.  The principal terms of the amendment are as follows:

(a)
a reduction of the Minimum Cash Balance (as defined in the Credit Agreement) that we are required to maintain from $3.5 million to $1.0 million, thus providing access to $2.5 million of cash previously restricted,

(b)
a waiver of certain Defaults (as defined in the Credit Agreement) and Events of Default (as defined in the Credit Agreement) caused by, or that would be caused by the breach of certain financial covenants under the Credit Agreement;

(c)
amendments of the Credit Agreement (i) modifying the interest rate to equal LIBOR plus 10.64%, (ii) modifying certain financial statement and other reporting and lender communication requirements, (iii) increasing the covenant ratio thresholds for March 31 and June 30, 2015; and

(d)
the consent of the lenders to the issuance of the preferred stock and warrants, as well as the use of the proceeds from the issuance of the preferred stock and warrants (i) to pay $10.0 million of the amounts outstanding pursuant to the Credit Agreement, (ii) to pay certain fees and costs associated with the issuance of the preferred stock, and (iii) for working capital purposes.

The Credit Agreement, as amended, contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit Agreement.  Financial covenants vary each quarter and generally become more restrictive over time.

Financial covenants, as amended, include the following:

	December 31, 2014	June 30, 2015	Remainder of 2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	6.92 : 1.00	Ranges from 4.47 : 1.00 to 4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	8.95 : 1.00	Ranges from 5.56 : 1.00 to 5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	0.63 : 1.00	Ranges from 1.13 : 1.00 to 1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

We are also obligated to maintain a minimum valuation ratio computed on the outstanding principal balance of our senior debt compared to the sum of our valuations of our content library and our investment in ACL.  To the extent the valuation ratio exceeds the allowed threshold; we are obligated to make an additional principal payment such that the threshold would not be exceeded after giving effect to this payment.  The valuation threshold is 83% as long as the unpaid principal balance exceeds $65.0 million and 75% thereafter.

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the amended Credit Agreement, we must maintain at all times a cash balance of $1.0 million.  As of June 30, 2015, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subordinated Notes Payable

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders).  The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement. The unsecured subordinated promissory notes bore an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.

On April 15, 2015, we entered into an agreement to amend the subordinated promissory notes (the Note Amendment) that were issued to the Subordinated Note Holders.  The principal terms of the Note Amendment are as follows:

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

We are providing interest expense on our subordinated notes payable using the effective interest rate method at an annual interest rate of approximately 5 percent.

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and 2,563,873 warrants (see Note 9, Stock Warrants).

NOTE 8.	MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Mandatorily Redeemable Convertible Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.8 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and expenses associated with the transaction.  The balance of the net cash proceeds is intended to be used for working capital purposes.  Of the fees incurred, $803,000 was recorded against the proceeds received, $450,000 was recorded as additional debt discounts, $250,000 was included as interest expense and the balance was included in other expense.

The preferred stock has the following rights and preferences:

●	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions and dividends.

●	Dividends – the preferred stock is entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment is due July 1, 2017 and then payments are to be made quarterly thereafter. At our discretion, dividend payments are payable in either cash or common stock, or added to the preferred share’s stated value.

●	Conversion – at the preferred stockholder’s discretion, each share of preferred stock is convertible into 1,000 shares of our common stock, subject to adjustment for any unpaid dividends. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.00 per common share.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●	Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.

●	Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

Dividends are recognized using the effective interest-rate method and are recorded against additional paid-in capital.  During the three months ended June 30, 2015, we accreted $459,000 of dividends.

Because the conversion rate is contingent upon our common stock price at the time of redemption, we cannot conclude that we have enough authorized, unissued shares of common stock to settle the mandatory redemption with shares of equity.  Therefore we have recorded the preferred stock separate from our permanent equity.  Also, because of the potential adjustments to the conversion rate, including adjustments for offerings consummated at a per-share price of less than $1.00 per common share, we have bifurcated the conversion feature from its host instrument (a preferred share) and we are accounting for the conversion feature as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

In connection with the sale, the holders of the preferred stock appointed two board members temporarily increasing the board to 11 members.  On June 4, 2015, four board members resigned thus reducing the board size to seven members, which we committed to when issuing the preferred stock.

The warrants issued with the preferred stock have a term of five years and an exercise price of $1.50 per share.  The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.50 per common share.  Additionally, if we were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that we repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

On July 9, 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the warrants.  The registration statement was declared effective in July 2015.  We will use our best efforts to keep the registration statement effective.  If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million.  We are accreting the carrying value of our preferred stock up to its redemption value over a period of time beginning from the issuance on May 20, 2015 to the required redemption date of May 20, 2020.

Common Stock

Included in our common shares outstanding at December 31, 2014 were 437,241 shares held by certain founding shareholders as part of the initial public offering of RLJE.  These shares were subject to forfeiture over a two-year period if certain stock price targets were not achieved.  All shares were forfeited and returned in January 2015.

Restricted Stock-Based Compensation Grants

Compensation expense relating to our restricted stock awards for the three months ended June 30, 2015 and 2014 was $(40,000) and $421,000, respectively, and for the six months ended June 30, 2015 and 2014 stock-based compensation was $154,000 and $456,000, respectively.  Compensation expense related to restricted stock awards is included in general and administrative expenses.  On June 30, 2015, we allowed 57,224 shares of common stock to vest that were granted to those board members who resigned on June 4, 2015 (see Mandatorily Redeemable Convertible Preferred Stock above).  We accounted for this as a modification of vesting provisions and revalued these shares as of June 30, 2015.  This revaluation resulted in a reduction in share-based compensation expense of $146,000 during the quarter ended June 30, 2015.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2015, 15,136 shares of restricted stock were granted to a director, 104,885 shares were vested and 33,271 shares of restricted stock were forfeited.  The shares granted during 2015 were fair valued, on the date of grant, using our publicly traded stock price of $0.76 per share.   Of the shares forfeited, 28,633 shares of restricted stock were forfeited based upon the failure to achieve the 2014 performance criteria and the remainder of the forfeitures were due to employee terminations.  During the six months ended June 30, 2014, 90,138 shares of restricted stock were granted, 61,202 shares were vested and 78,470 shares were forfeited.  Of the 90,138 shares granted in 2014, 64,638 shares were granted to executive officers and directors and 25,500 shares were granted to other members of management.  Of the 78,470 shares forfeited, 66,244 shares of restricted stock were forfeited based upon the failure to achieve the 2013 performance criteria and the remainder of the forfeitures were due to employee terminations.  The shares granted during 2014 were fair valued on the date of grant with a range of $4.60 - $5.01 per share, for a total value of approximately $417,000.  A summary of the activity since December 31, 2014 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at December 31, 2014	179	$4.13	56	$5.09
Granted	15	$0.76	—	$—
Vested	(105)	$4.13	—	$—
Forfeited	(3)	$5.79	(31)	$5.16
Nonvested shares at June 30, 2015	86	$3.49	25	$5.05

The performance shares vest if certain performance criteria are achieved contingent upon the grantees being employed by RLJE when the performance criteria are evaluated.  Vesting for the outstanding restricted performance shares is contingent upon achieving 2015 targets.

As of June 30, 2015, there is $98,000 of unamortized compensation that will vest solely on completion of future services over the next 11 months, with a weighted-average remaining vesting period of seven months.  As of June 30, 2015, there is $73,000 of unamortized compensation that will vest based on achieving certain performance and service criteria over the next 11 months, with a weighted-average remaining vesting period of eight months.

NOTE 9.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	June 30, 2015
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
2012 Warrants:
Registered warrants	15,375	$12.00	2.25 years
Sponsor warrants	3,817	$12.00	2.25 years
Unregistered warrants	1,850	$12.00	2.25 years
2015 Warrants:
Unregistered warrants	9,314	$1.50	4.88 years
	30,356

We issued warrants with a term of five years beginning October 3, 2012 that provide the warrant holder the right to acquire a share of our common stock for $12.00 per share (the 2012 Warrants).  The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $17.50 or more per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2012 Warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  The reduction in exercise price depends upon the amount of other consideration, if any, received by the warrant holders in the reorganization and how many years after the Business Combination reorganization is consummated.  Generally, the reduction in exercise price would be between $6.00 and $9.00 assuming no additional consideration was received.  Because of this provision, all warrants are being accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

On May 20, 2015, we issued warrants to acquire 9.3 million shares of our common stock (the 2015 Warrants).  The terms are described in Note 8, Convertible Preferred Stock and Equity.  We are accounting for these warrants as a derivative liability because the warrants contain a provision that allows the warrant holders to sell, at their discretion, their warrants back to us upon the consummation of certain fundamental transactions, such as a business combination or other change-in-control transactions, at a cash purchase price equal to the warrants’ then fair value.

NOTE 10.	FAIR VALUE MEASUREMENTS

Stock Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 30,355,540 shares of our common stock, which are recorded at fair value on the consolidated balance sheets.  We issued the 2012 Warrants to purchase 21,041,667 shares of our common stock in 2012 and we issued the 2015 Warrants to purchase 9,313,873 shares of our common stock in 2015.

Of the 2012 Warrants, 15,375,000 are warrant shares that are registered and are available for trading on the over-the-counter market.  Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy.  As of June 30, 2015 and December 31, 2014, we determined the fair value of the registered warrants using a Monte Carlo simulation model.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered.  We use the closing market price of our common stock to compute stock volatility.  The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility.  We used a DLOM rate of 13.3% as of June 30, 2015 and 11.2% as of December 31, 2014.  Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

The remaining 2012 Warrants, consisting of Sponsor warrants of 3,816,667 and unregistered warrants of 1,850,000 are classified as Level 3 within the fair-value hierarchy.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the sponsor warrants and the unregistered warrants has always been a Level 3 measurement.  We determined the fair value of the Sponsor warrants using a Monte Carlo simulation model and using the same assumptions used for the registered warrants, except we did not include the redemption feature.

The unregistered 2012 Warrants differ from the registered warrants in that they have not been registered.  As of June 30, 2015 and December 31, 2014, we determined the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered.  We used a DLOM rate of 18.2% as of June 30, 2015 and 17.8% as of December 31, 2014.  The 2012 Warrants decreased in fair value from $601,000 as of December 31, 2014 to zero as of June 30, 2015.

We are using the Black Scholes option valuation model to value the 2015 Warrants, which is classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant and the exercise price) and the risk-free interest rate.  We use the closing market price of our common stock to compute stock volatility.  The 2015 Warrants decreased in fair value during the current quarter from $2.1 million as of May 20, 2015 (issuance) to $783,000 as of June 30, 2015.

We are using the Black Scholes option valuation model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate) and the risk-free interest rate.  We use the closing market price of our common stock to compute stock volatility.  The fair value of the embedded conversion feature decreased during the current quarter from $9.4 million as of May 20, 2015 (issuance) to $3.6 million as of June 30, 2015.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

(In thousands)	June 30, 2015
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities	$—	$—	$4,414	$4,414

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities	$—	$—	$601	$601

The following tables include a roll-forward of liabilities classified within Level 1 and Level 3:

(In thousands)	Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities at December 31, 2014	$—	$—	$601	$601
Issuance of warrants and other derivatives	—	—	11,450	11,450
Change in fair value	—	—	(7,637)	(7,637)
Stock warrant and other derivative liabilities at June 30, 2015	$—	$—	$4,414	$4,414

(In thousands)	Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value hierarchy	(2,755)	—	2,755	—
Change in fair value	125	—	553	678
Stock warrant and other derivative liabilities at June 30, 2014	$—	$—	$4,801	$4,801

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement of assets and liabilities is classified in the tables below:

(In thousands)	Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$2,855	$2,855	$2,269

(In thousands)	Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$9,649	$9,649	$1,323

During the six months ended June 30, 2015 and 2014, the investments in content were written down by $2.3 million and $1.3 million, respectively.  In determining the fair value, we employ a DCF methodology.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11.	NET LOSS PER COMMON SHARE DATA

We have outstanding warrants to acquire 30,355,540 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive because their exercise prices, which range from $1.50 to $12.00 per share exceed the fair value of our common stock.  For the six-month period ended June 30, 2015, we had weighted average outstanding shares of approximately 73,000 which were held by founding shareholders that were forfeited in January 2015 and that were not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the three and six months ended June 30, 2015, we have 198,000 and 207,000 shares, respectively, of compensatory restricted common stock that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.  For the three and six months ended at June 30, 2014, we have weighted average outstanding shares of approximately 985,000 and 1,109,000, respectively, of restricted common stock, which includes 456,407 shares held by certain founding shareholders that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.

NOTE 12.	STATEMENTS OF CASH FLOWS

Supplemental Disclosures

(In thousands)	Six Months Ended June 30,
	2015	2014
Cash paid during the period for:
Interest	$4,746	$3,483
Income taxes	$47	$53
Non-cash investing and financing activities:
Subordinated notes payable exchanged for preferred stock and warrants	$8,546	$—
Accretion of preferred stock dividends	$459	$—
Preferred stock issuance costs accrued for in accounts payable and accrued liabilities	$60	$—
Capital expenditures accrued for in accounts payable and accrued liabilities	$268	$—

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.	COMMITMENTS AND CONTINGENCIES

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

NOTE 14.	RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

ACL was charged overhead and personnel costs for the three months ended June 30, 2015 and 2014, of approximately $476,000 and $457,000, respectively, and for the six months ended June 30, 2015 and 2014, of approximately $902,000 and $1.1 million, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to RLJE Ltd of $1.7 million and $1.9 million during the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.  We record dividends received as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses as a component of other expense on net amounts lent by Acorn Media to RLJE Ltd and RLJE Australia.  As of June 30, 2015, Acorn Media had lent its U.K. subsidiaries approximately $9.9 million and its Australian subsidiary approximately $4.0 million.  Amounts lent will be repaid in U.S. dollars based on available cash.  Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended June 30, 2015 and 2014, we recognized a gain of $559,000 and a gain of $367,000, respectively.  During the six months ended June 30, 2015 and 2014, we recognized a loss of $282,000 and a gain of $523,000, respectively.

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

RLJ SPAC Acquisition, LLC

The chairman of our board of directors, Mr. Robert L. Johnson, through his company, RLJ SPAC Acquisition, LLC announced his intention to purchase up to $2.0 million of our outstanding common stock from time to time over a 24-month period beginning June 19, 2013.  From June 2013 through January 2015, $1.7 million of common stock was purchased under this plan, which expired with an unused balance in June 2015.  All purchases were made at the discretion of Lazard Capital Markets LLC in the open market or in privately negotiated transactions in compliance with applicable laws and regulations.

Sale of Preferred Stock and Warrants

On May 20, 2015, certain board members and their affiliate companies, including RLJ SPAC Acquisition, LLC, purchased 16,500 shares of preferred stock and warrants to acquire 4,950,000 share of common stock from us for $16.5 million.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K filed on May 8, 2015.

OVERVIEW

General

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia. We also have strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  In October 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries, unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California; Stillwater, Minnesota; and international locations in London, England and Sydney, Australia.

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

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban programming, and full-length independent motion pictures.  We also develop, produce and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, in addition to the development and production of fitness titles through our Acacia brand.  We have a library of titles segmented into genre-based brands such as Acorn (British drama and mystery television), Urban Movie Channel, or “UMC” (urban), Acacia (fitness), Athena (life-long learning documentaries), Madacy (uniquely packaged collections of classic television, historical footage and films) and our former Image brand (action, thriller and horror feature films).  Our owned content includes 28 Foyle’s War made-for-TV films, multiple fitness/wellness titles, and through our 64% ownership of ACL, the vast majority of the works of Agatha Christie.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our majority-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online, and retail outlets (Wholesale segment); and (3) direct relations with consumers via proprietary ecommerce, mail‑order catalog, and SVOD channels (Direct-to-Consumer segment).

RLJE Ltd manages our British drama productions, including Foyle’s War, which is one of our most successful Acorn television series.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films.  In 2013, ACL commissioned a new writer to expand the Agatha Christie library content, and in the third quarter of 2014, ACL published The Monogram Murders, its first book since the death of Agatha Christie.

Index
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

Our Direct-to-Consumer segment includes our proprietary SVOD channels, which are Acorn TV, Acacia TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary ecommerce websites and mail‑order catalogs.  As of June 30, 2015, Acorn TV had over 151,000 paying subscribers.  In late 2014, we launched our urban content SVOD channel, UMC.  In response to the strategic opportunity brought by the convergence of television and the internet, we expect to continue to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infrastructure for our SVOD channels.  We also plan to develop other audience-based, premium SVOD channels based on our existing content library.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast, DVD and Blu-ray, and digital (which includes VOD, SVOD, streaming, and downloading).  We also sublicense certain distribution rights to others to cover territories outside the U.S., the U.K. and Australia.  The Wholesale segment exploits content through third-party vendors such as DirecTV, Showtime, BET, Netflix, Amazon, Walmart, Best Buy, Target and Costco, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary ecommerce websites, mail-order catalogs and digitally streaming channels.

FINANCIAL HIGHLIGHTS

Highlights and significant events for the three and six months ended June 30, 2015 and 2014 are as follows:

•
Adjusted EBITDA decreased from a gain of $3.1 million for the three months ended June 30, 2014 to a loss of $628,000 for the three months ended June 30, 2015, and decreased from a loss of $3.7 million for the six months ended June 30, 2014 to a loss of $4.0 million for the six months ended June 30, 2015.

•
Revenues declined by $8.0 million to $24.1 million for the three month period ended June 30, 2015 as compared to the second quarter of 2014 and by $12.1 million to $50.2 million for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.

•
The gross margin declined to 22.1% for the three months ended June 30, 2015 compared to 30.9% for the three months ended June 30, 2014.  The gross margin declined to 22.4% for the six months ended June 30, 2015 compared to 25.6% for the six months ended June 30, 2014.

•	Selling, general and administrative expenses (or SG&A) continue to be managed closely and declined when comparing the three and six months ended June 30, 2015 to the same periods in 2014.

•	Acorn TV’s paid subscribers increased 69.7% to over 151,000 subscribers as of June 30, 2015 compared to 89,000 as of June 30, 2014.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and six months ended June 30, 2015 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

Index
RESULTS OF OPERATIONS

A summary of our results of operations for the three and six months ended June 30, 2015 and 2014, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Revenues	$24,113	$32,083	$50,229	$62,355
Costs of sales	18,773	22,168	38,990	46,372
Gross profit	5,340	9,915	11,239	15,983
Operating expenses	10,780	12,358	24,019	24,799
Loss from operations	(5,440)	(2,443)	(12,780)	(8,816)
Equity in earnings of affiliate	438	1,045	688	1,350
Interest expense, net	(2,581)	(1,985)	(5,524)	(4,003)
Change in fair value of stock warrants and other derivatives	7,140	1,122	7,637	(678)
Other income (expense)	161	363	(615)	468
Provision for income taxes	(264)	(380)	(582)	(688)
Net loss	$(546)	$(2,278)	$(11,176)	$(12,349)

Revenues

A summary of net revenues by segment for the three and six months ended June 30, 2015 and 2014 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Wholesale:
U.S.	$15,138	$20,421	$28,716	$37,557
International	2,655	3,003	7,064	7,217
Total Wholesale	17,793	23,424	35,780	44,774
Direct-to-Consumer:
Ecommerce Catalog U.S.	4,157	7,389	9,737	14,865
Proprietary Digital Channels	1,783	860	3,218	1,606
International Ecommerce	380	410	1,036	1,097
Total Direct-to-Consumer	6,320	8,659	13,991	17,568
Intellectual Property	—	—	458	13
Total revenues	$24,113	$32,083	$50,229	$62,355

Revenues decreased $8.0 million for the three months ended June 30, 2015 compared to the same period in 2014 and decreased $12.1 million for the six months ended June 30, 2015 compared to the same period in 2014.  The decrease in revenue is primarily driven by our Wholesale and Direct-to-Consumer segments.  Our Wholesale segment’s revenues decline is mostly attributed to the timing of scheduled content releases year over year.  In the second quarter 2015, our US Wholesale segment released 19 titles compared to the release of 35 titles in the second quarter of 2014.  During the first half of 2015, our US Wholesale segment released 45 titles versus 75 titles being released in the first half of 2014.  For 2015, our content release calendar has 54 titles planned to be released in the back half of the year compared to 2014 during which we released 46 titles.  We generally acquire film or television content approximately six months ahead of the planned release date due to the time necessary to prepare marketing materials and meet our distribution partner’s scheduling requirements.  The shift in timing of releases for 2015 is primarily the result of our prior year’s limited access to working capital while refinancing our secured debt during the second and third quarters of 2014.

Index
The decrease in our Direct-to-Consumer segment revenue of $2.3 million and $3.6 million, respectively for the three and six month periods ended June 30, 2015 as compared to 2014 was primarily due to reduced revenues from our ecommerce and catalog business offset by revenue growth in our proprietary digital networks.  The decrease in our ecommerce and catalog revenues is related to marketing changes compared to the prior year primarily resulting in reducing the Acorn catalog circulation in the first quarter of 2015 as compared to the same period in 2014 as a result of our liquidity constraints.

Our proprietary digital network revenue currently accounts for 23.0% of the segment’s revenue.  The increase in our proprietary digital network revenue of 107.3% and 100.4%, respectively, for the three and six month periods ended June 30, 2015 as compared to the same periods last year is driven primarily by our British mystery and drama channel, Acorn TV.  As of June 30, 2015, the subscribers for Acorn TV have grown to over 151,000 subscribers, which is an increase of 69.7% since June 30, 2014 and an increase of 28.0% since December 31, 2014.

Cost of Sales (“COS”)

A summary of COS by segment for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

IP Licensing	$—	$—	$344	$—
Wholesale	15,276	17,210	30,663	35,659
Direct-to-Consumer	3,497	4,958	7,983	10,713
COS by segment	$18,773	$22,168	$38,990	$46,372

COS decreased by $3.4 million to $18.8 million for the three months ended June 30, 2015, compared to the same period in 2014.  The decrease in COS is attributed to lower sales during the period offset by increased impairment charges which are recorded in our Wholesale segment as content amortization and royalties expense.  Our impairment charges recorded for content investments and inventories total $2.1 million and $719,000 for the three months ended June 30, 2015 and 2014, respectively.  As a result of our quarterly review of the carrying values of  investments in content and content inventory, we recorded an increased charge against earnings mostly related to older titles (greater than five years old) that do not fit our go forward renewal or future exploitation strategy.  Approximately 75% of our impairment charge is associated with fifteen content suppliers.  As part of our increased controls over content and our estimates of future revenues (also referred to as ultimates), we increased our review procedures and analytics regarding ultimates and revised certain ultimates downward, which resulted in increased impairments during the quarter.  We record step-up amortization within our Wholesale segment as content amortization and royalties expense.  Our step-up amortization resulting from the Business Combination decreased during the three months ended June 30, 2015 compared to 2014 due to decreased sales.  Our step-up amortization was $952,000 and $1.8 million for 2015 and 2014 periods, respectively.  As a percentage of revenues, our manufacturing and fulfillment costs have decreased for the three months ended June 30, 2015 compared to the same period last year.  The improvement is largely due to lower costs incurred under a new agreement with our distribution partner, which we renewed at the end of 2014.  Our Wholesale segment gross margin percentage decreased to 14.1% from 26.5% during the three months ended June 30, 2015 compared to the same period last year.  The decrease is largely attributable to the increase in impairment charges relative to a lower revenue base.  Our gross margin percentages for our Direct-to-Consumer segment were generally consistent for the three-month period ended June 30, 2015 and 2014.

COS decreased by $7.4 million to $39.0 million for the six months ended June 30, 2015, compared to the same period in 2014.  The decrease in COS is primarily attributed to lower sales during the period offset by increased impairment charges which are recorded in our Wholesale segment as content amortization and royalties expense.  Our impairment charges recorded for content investments and inventories totaled $3.4 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.  Our step-up amortization resulting from the Business Combination decreased during the six months ended June 30, 2015 compared to 2014 due to decreased sales.  Step-up amortization within our Wholesale segment was $2.6 million and $4.0 million for 2015 and 2014 periods, respectively.  As a percentage of revenues, our manufacturing and fulfillment costs have decreased for the six months ended June 30, 2015 compared to the same period last year.  The improvement is largely due to lower costs incurred under a new agreement with our distribution partner, which we renewed at the end of 2014.  Our Wholesale segment gross margin percentage decreased to 14.3% from 20.4% during the six months ended June 30, 2015 compared to the same period last year.  The decrease is largely attributable to the increase in impairment charges relative to a lower revenue base.  Our gross margin percentages for our Direct-to-Consumer segment were generally consistent for the six-month period ended June 30, 2015 and 2014.

Index
Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Selling expenses	$5,080	$6,264	$11,639	$12,037
General and administrative expenses	4,490	4,660	10,005	9,805
Depreciation and amortization	1,210	1,434	2,375	2,957
Total selling, general and administrative expenses	$10,780	$12,358	$24,019	$24,799

SG&A decreased by $1.6 million for the three-month period ended June 30, 2015 compared to the same period in 2014 and by $780,000 for the six month period ended June 30, 2015 compared to the same period in 2014.  The decrease in SG&A is primarily related to cost savings and other operational synergies, including the elimination of open and unfilled headcount despite increased theatrical marketing expenses and promotional efforts related to the growth in Acorn TV and certain theatrical releases.

For the three months ended June 30, 2015, compared to the same period in 2014, we recorded lower catalog expenses related to our Direct-to-Consumer segment of $1.1 million due to the reduced catalog circulation, and lower stock-based compensation costs of $461,000 due to a reduced number of shares of common stock that were subject to vesting requirements during the period, as well as the modification made to certain shares awarded to those directors that resigned during the period, offset by higher internet support costs of approximately $360,000 for Acorn TV, which was due to subscriber growth.  For the six months ended June 30, 2015, compared to the same period in 2014, we recorded lower catalog expenses of approximately $1.3 million offset by higher internet support costs of $757,000 and higher advertising and promotional costs of $301,000, the latter of which were incurred to support several theatrical releases during the first quarter of 2015.

Equity Earnings of Affiliate

Equity earnings of affiliate for the three and six months ended June 30, 2015 were $438,000 and $688,000, respectively, as compared to $1.0 million and $1.4 million for the three and six month periods ended June 30, 2014, respectively.  The decrease in equity earnings in affiliate (which is ACL) is attributed to greater ACL revenues during 2014 versus 2015 related to television series that were released during 2013.  Revenues are generally higher at the time of release and diminish thereafter over time.  ACL has not released any new television series since 2013, however, ACL will be releasing a new made-for-television movie in July 2015 and is in process of completing the production of another made-for-television movie, which has not yet been released.

Interest Expense

Interest expense for the quarter ended June 30, 2015 was $2.6 million compared to $2.0 million for the same period in 2014.  Interest expense increased $1.5 million to $5.5 million for the six months ended June 30, 2015 as compared to the same period in 2014.  Interest expense increased during the three and six month periods due to an increased interest rate under the new Credit Agreement (currently LIBOR plus 10.64%) when compared to the prior agreement (which was approximately LIBOR plus 7.0%).  For the six-month period, the increase is also attributable to an increased average outstanding balance due under the Credit Agreement when compared to our credit facility that was in place last year.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations.  A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense.  For the three months ended June 30, 2015 and 2014, the fair value of our stock warrants and other derivative liabilities decreased by $7.1 million and $1.1 million, respectively.  For the six months ended June 30, 2015 and 2014, the fair value of our warrants and other derivative liabilities decreased by $7.6 million and increased by $678,000, respectively.  Changes in fair values of our warrants and other derivative liabilities are primarily driven by changes in our common stock price and its volatility.

Index
Other Income (Expense)

Other income (expense) primarily consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognize other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  For the first six months of 2015, the exchange rate between the Dollar and the Pound were largely unchanged; however, during the first three months of the year the Pound weakened relative to the Dollar and then recovered during the second quarter.  As a result, we recorded a gain of $559,000 for the three months ended June 30, 2015 and an overall loss of $282,000 for the six month period then ended.  During 2014, the Pound strengthened relative to the Dollar for both the three and six months ended June 30, 2014.  We recorded gains of $367,000 and $523,000 during the three and six months ended June 30, 2014.

During the three months ended June 30, 2015, we also incurred $312,000 of legal fees and other costs to modify our debt arrangements.  These expenses were recorded as other expense.

Income Taxes

We have fully reserved our net U.S. deferred tax assets which may be available to reduce future income taxes payable should we have U.S. taxable income in the future.  To the extent such deferred tax assets relate to net operating loss (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and other limitations.

We recorded income tax expense of $264,000 and $380,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $582,000 and $688,000 for the six-month periods ended June 30, 2015 and 2014, respectively.  We generally provide income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 20%.  However, for 2015 our effective U.K. tax rate is approximately 16%.  The decrease in the U.K. effective tax rate is due to the U.K. reducing its corporate tax rates and the impact this has on our previously recorded deferred tax liabilities.  We are not providing a tax provision (benefit) on our U.S. and Australian operations as we have historically had and continue to provide a full valuation allowance on their net operating losses.

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

Index
The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(546)	$(2,278)	$(11,176)	$(12,349)
Amortization of content	11,792	11,895	23,679	26,068
Cash investment in content	(9,256)	(9,661)	(18,052)	(26,151)
Depreciation and amortization	1,210	1,434	2,375	2,957
Interest expense	2,581	1,985	5,524	4,003
Provision for income taxes	264	380	582	688
Transaction costs and restructuring	507	—	507	—
Warrant and other derivative liability fair value adjustment	(7,140)	(1,122)	(7,637)	678
Stock-based compensation	(40)	421	154	456
Adjusted EBITDA	$(628)	$3,054	$(4,044)	$(3,650)

Adjusted EBITDA decreased by $3.7 million for the three months ended June 30, 2015 compared to the same period in 2014 and decreased by $394,000 for the six months ended June 30, 2015.  The decrease during the three month period ended June 30, 2015 versus 2014 is primarily driven by an increase in our loss from operations and lower ACL earnings.

A reconciliation of Adjusted EBITDA to our net increase (decrease) in cash as reported in our consolidated statements of cash flows is as follows:

(In thousands)	Six Months Ended June 30,
	2015	2014

Adjusted EBITDA	$(4,044)	$(3,650)
Cash interest expense	(3,489)	(2,161)
Income tax provision	(582)	(688)
Transaction costs and restructuring	(507)	—
Proceeds from issuance of preferred stock and warrants	22,500	—
Proceeds from debt borrowings in excess of/(less than) net principal payments	(11,225)	1,642
Payment of preferred stock issuance and senior debt modification costs	(1,194)	—
ACL dividends in excess of/(less than) earnings	1,041	1,597
Capital expenditures	(878)	(1,141)
Changes in working capital	(1,653)	545
Foreign currency	601	(444)
Net increase (decrease) in cash	$570	$(4,300)

BALANCE SHEET ANALYSIS

Assets

Total assets at June 30, 2015 and December 31, 2014, were $178.4 million and $192.0 million, respectively.  The decline of $13.6 million in assets is mostly attributed to (i) a decrease in our Wholesale assets due to lower receivables resulting from lower revenues and (ii) a decrease in our IP Licensing segment related to content amortization recognized during the current period for Foyle’s War and recognition of dividends received from ACL.

Index
A summary of assets by segment is as follows:

(In thousands)	June 30, 2015	December 31, 2014

IP Licensing	$26,367	$30,197
Wholesale	131,013	140,935
Direct-to-Consumer	12,353	12,049
Corporate	8,682	8,873
	$178,415	$192,054

Goodwill is the second largest asset on our balance sheet of which $43.0 million is recorded in our Wholesale reportable segment and $1.9 million is recorded in our Direct-to-Consumer reportable segment.  We assess goodwill for impairment every year in the fourth quarter and when events and circumstances indicate that goodwill may be impaired.  During the quarter ended June 30, 2015, our common stock price decreased 73% from $1.46 to $0.39 per share.  The decrease is largely due to the issuance of our preferred stock during the quarter, which represents 71% of our outstanding equity securities computed on a fully-diluted basis.

We considered the decrease in our common stock price to be an indicator that our goodwill may be impaired and as of June 30, 2015, management updated its prior year goodwill impairment testing, which is to compare the fair value of our reporting units that have goodwill to the reporting unit’s carrying value.  When computing fair value of the reporting units, management used a discounted cash flow approach and discounted the future cash flows of its reporting units.  Significant assumptions incorporated in the valuation were the reporting unit’s future cash flows and appropriate discount rates (primarily ranging from 18% to 21%).  When doing this fair-value assessment, we also considered our market capitalization at June 30, 2015 comparing it to the combined fair values of our reporting units.  Significant assumptions that were incorporated in this market capitalization analysis were the fair values of our debt and preferred stock, as well as appropriate discounts for a minority interest position, limited trading volume and the effects of the issued and outstanding warrants have on our common stock price.

The results of our current testing indicate that for one of our reporting units, which has $38.9 million of goodwill and is part of our Wholesale segment, the margin by which the unit’s fair value exceeds its carrying value significantly decreased during the six months ended June 30, 2015.  As of June 30, 2015, the margin expressed as a percentage of fair value is approximately 4%.  As of December 31, 2014, the reporting unit’s margin was 15%.  For our other reporting units that have goodwill their margins are in excess of 18% as of June 30, 2015.

Because our analysis and valuation is a level 3 valuation within the valuation hierarchy, which incorporates inputs that are inherently judgmental in nature, when performing our annual assessment in the fourth quarter, with the assistance of outside valuation professionals, we may conclude differently and record an impairment of goodwill.  Further, if our common stock price continues to fall or if our future operating results differ significantly from our current forecasts, then we may also conclude in the near future that our goodwill is impaired.  Because our current margin is approximately 4% for the reporting unit that has the majority of our recorded goodwill, a change in assumptions and estimates could likely trigger an impairment, that could be material.

Liabilities and Equity

The decrease in liabilities and equity of $13.6 million to $178.4 million is primarily due to the net loss of $11.2 million recognized during the six months ended June 30, 2015 that is included in accumulated deficit.

Index
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

(In thousands)	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	$(10,681)	$(7,827)
Net cash provided by investing activities	851	1,806
Net cash provided by financing activities	10,081	1,642
Effect of exchange rate changes on cash	319	79
Net increase (decrease) in cash	570	(4,300)
Cash at beginning of period	6,662	7,674
Cash at end of period	$7,232	$3,374

At June 30, 2015 and December 31, 2014, our cash and cash equivalents was approximately $7.2 million and $6.7 million, respectively.  During the six months ended June 30, 2015, our cash position was impacted by the following:

●	We incurred a net use of cash of $10.7 million resulting from our operating activities compared to the use of $7.8 million in the first half of last year. During the first half of 2015, our net use of cash was largely attributable to management’s use of cash to purchase content totaling $18.1 million and to pay $7.8 million of vendor trade payables. Our vendor trade payables vary with the level of business and the variation also reflects the seasonality of our business. The legacy feature-film business has significant short-term vendor payables, that are past due and which we are addressing by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

●	We received gross cash proceeds of $22.5 million in a capital restructuring transaction discussed below. We used the proceeds to make accelerated principal payments under our Credit Agreement, pay fees and expenses incurred and for content investment and working capital needs.

●	We received a dividend payment from ACL of $1.7 million during the first half of 2015 compared to a $2.9 million payment in the first half of last year. Our ACL dividend payment received decreased due to lower earnings at ACL.

●	The quarterly results are naturally affected by: (a) the timing and release dates of content, (b) the seasonality of our Wholesale and Direct-to-Consumer businesses, which are 32% – 35% weighted to the 4th quarter of each year, and (c) the fact that we generally invest more cash on content during the first half of the year.

The cash used in operating activities during the six months ended June 30, 2015 was provided by our cash reserves as of December 31, 2014, as well as from the proceeds received from the capital restructuring transaction and dividends received from ACL.

We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  There can be no assurances that we will be successful in realizing this growth or meeting our future covenant requirements within our Credit Agreement.  To address our liquidity risk, in May 2015, we completed a $31.0 million capital restructuring transaction (see Note 7, Debt) that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our Credit Agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for expenditure, (ii) modifying certain financial covenants for better operating flexibility in meeting future covenants and maintaining compliance and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and warrants and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance for the next two years.  The capital restructure improved our liquidity by selling shares of preferred stock for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our Credit Agreement, pay fees and expense incurred of approximately $1.8 million, and approximately $10.7 million was available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

Index
As a result of raising additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders has been significantly diluted, and these newly issued securities have rights, preferences or privileges senior to those of existing common stockholders.

Capital Resources

Cash

As of June 30, 2015, we had cash of $7.2 million, as compared to $6.7 million as of December 31, 2014.

Credit Agreement

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the Credit Agreement) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent.  The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to LIBOR plus 10.64%.  LIBOR has a floor of 0.25%.  Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

Under the Credit Agreement, interest and principal is payable quarterly with principal payments beginning on December 31, 2014.  Initial quarterly principal payments are $613,000 through 2016, then increase to $875,000 through June 2017, and thereafter are $1.3 million.  Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon: (1) the occurrence of consolidated excess cash flows, as defined in the Credit Agreement, and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Agreement, but prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid during the first year, (b) 3% if prepaid during the second year, and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

On April 15, 2015, we entered into an agreement with the lenders to amend the Credit Agreement.  The principal terms of the amendment are as follows:

(a)
a reduction of the Minimum Cash Balance (as defined in the Credit Agreement) that we are required to maintain from $3.5 million to $1.0 million, thus providing access to $2.5 million of cash previously restricted,

(b)
a waiver of certain Defaults (as defined in the Credit Agreement) and Events of Default (as defined in the Credit Agreement) caused by, or that would be caused by the breach of certain financial covenants under the Credit Agreement;

(c)
amendments of the Credit Agreement (i) modifying the interest rate to equal LIBOR plus 10.64%, (ii) modifying certain financial statement and other reporting and lender communication requirements, (iii) increasing the covenants ratio thresholds for March 31 and June 30, 2015; and

(d)
the consent of the lenders to the issuance of the preferred stock and warrants, as well as the use of the proceeds from the issuance of the preferred stock and warrants (i) to pay $10.0 million of the amounts outstanding pursuant to the Credit Agreement, (ii) to pay certain fees and costs associated with the issuance of the preferred stock, and (iii) for working capital purposes.

The Credit Agreement, as amended, contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit Agreement.  Financial covenants vary each quarter and generally become more restrictive over time.

Index
Financial covenants, as amended, include the following:

	December 31, 2014	June 30, 2015	Remainder of 2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	6.92 : 1.00	Ranges from 4.47 : 1.00 to 4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	8.95 : 1.00	Ranges from 5.56 : 1.00 to 5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	0.63 : 1.00	Ranges from 1.13 : 1.00 to 1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

We are also obligated to maintain a minimum valuation ratio computed on the outstanding principal balance of our senior debt compared to the sum of our valuations of our content library and our investment in ACL.  To the extent the valuation ratio exceeds the allowed threshold; we are obligated to make an additional principal payment such that the threshold would not be exceeded after giving effect to this payment.  The valuation threshold is 83% as long as the unpaid principal balance exceeds $65.0 million and 75% thereafter.

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the amended Credit Agreement, we must maintain at all times a cash balance of $1.0 million.  As of June 30, 2015, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

In connection with the sale of preferred stock and warrants, we used $10.0 million of the cash proceeds to make partial payment on the Credit Agreement and approximately $1.8 million for prepayment penalties, legal and accounting fees and other expenses associated with the transaction.

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated promissory notes bear an interest rate of 12% per an annum, of which 5.4% is payable in cash annually and at our discretion the balance is either paid through the issuance of shares of our common stock valued at their then-current market price, or accrues and is added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $1.8 million of which $992,000 was added to the principal balance of these notes and the remainder was paid to the debt holders.  At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

On April 15, 2015, we entered into an amendment (the Note Amendment) of our unsecured subordinated promissory notes that were issued to the selling preferred stockholders of Image.  The principal terms of the Note Amendment are as follows:

(a)	an agreement by the subordinated note holders to convert 50% of the outstanding balance under the subordinated notes into shares of preferred stock and warrants;

Index
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

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,800 shares of common stock for $22.5 million in cash the exchange of and $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.8 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and expenses associated with the transaction.  The balance of the net cash proceeds is intended to be used for working capital purposes.

The preferred stock has the following rights and preferences:

●	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions and dividends.

●	Dividends – the preferred stock is entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment is due July 1, 2017 and then payments are to be made quarterly thereafter. At our discretion, dividend payments are payable in either cash or common stock, or added to the preferred share’s stated value.

●	Conversion – at the preferred stockholder’s discretion, each share of preferred stock is convertible into 1,000 shares of our common stock, subject to adjustment for any unpaid dividends. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.00 per common share.

●	Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.

•	Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

In connection with the sale, the holders of the preferred stock appointed two board members temporarily increasing the board to 11 members.  On June 4, 2015, four board members resigned thus reducing the board size to seven members, which we committed to when issuing the preferred stock.

The warrants issued with the preferred stock have a term of five years and an exercise price of $1.50 per share.  The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.50 per common share.  Additionally, if we were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that we repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

On July 9, 2015, we filed a registration statement with the Securities and Exchange Commission that registers the shares issuable upon conversion of the preferred stock and exercise of the warrants.  The registration statement was declared effective in July 2015.  We will also use our best efforts to keep the registration statement effective.  If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million.

Index
RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily our equity method investee and entities owned and controlled by the chairman of our board of directors. Information regarding transactions and amounts with related parties is discussed in Note 14, Related Party Transactions of our consolidated financial statements in Item 1, Financial Statements.

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation.  Advance payments are generally due prior to and upon delivery of the related content.  We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered.  As of June 30, 2015, we had entered into licensing and distribution agreements for which we are obligated to pay $8.5 million once the related content has been delivered.

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

Item 3, Quantitative and Qualitative Disclosures about Market Risk is not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting.  In conducting this evaluation, management identified material weaknesses in our internal control over financial reporting as of December 31, 2014 and June 30, 2015 as defined in SEC Regulation S-X.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses described below, management concluded that, at June 30, 2015, our internal control over financial reporting was ineffective.

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

Index
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

(b)	Changes in Internal Control over Financial Reporting

We were able to implement several of these actions within our June 30, 2015 close process.  Specifically, our legal, operations and finance personnel are working together to identify all expired titles to ensure that they are properly evaluated within the ultimates.  Additionally, staff training has begun.  We have also hired additional accounting staff. For the June 30, 2015 close process, management and the staff evaluated various areas of concern and implemented additional steps and procedures to address those concerns.  Over the next several months, we intend to implement increased reviews and sign-off procedures covering the ultimates and certain account reconciliations.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on May 8, 2015.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2015, material changes to the risk factors set forth in that Form 10-K are stated below.

Risk Relating to Our Business

Increased risk of recognizing an impairment loss related to goodwill in the near future.

An operating unit which has $38.9 million of goowill and is within our Wholesale reporting segment, is close to failing its goodwill impairment test.  As of June 30, 2015, our assessment is that the operating unit’s fair value exceeds its carrying value by approximately 4%.  In reaching this assessment, we calculated the operating unit’s fair value using a discounted cash flow approach, which incorporates inputs that are inherently judgmental in nature.  Changes in our valuation assumptions and estimates may trigger an impairment of goodwill in future periods.  Events and circumstances that may result in us changing our assumptions and estimates would include, but are not limited to, a further decline in our common stock price and variances between operating results and current forecasts.  Because the current margin, by which the operating unit’s fair value exceeds its carrying value, is only approximately 4% for the unit that has the majority of our recorded goodwill, a change in assumptions and estimates could likely trigger an impairment of goodwill that could be material.  While an impairment loss related to goodwill does not impact our cash flows, liquidity or bank covenant calculations, it could adversely affect the market price of our common stock.

Risk Relating to Our Stock

If we fail to meet all applicable continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days or failure to timely file all required periodic financial reports with the SEC.  On June 5, 2015, we received a deficiency letter from NASDAQ, indicating that for the last 30 consecutive business days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until December 2, 2015, to regain compliance with this requirement.  Although we are actively monitoring the bid price for our common stock and will consider all available options to resolve the deficiency, we cannot be sure that our share price will regain compliance timely.  As of August 12, 2015, the closing price of our common stock was $0.45 per share.

NASDAQ's notice has no immediate effect on the listing of our common stock on the NASDAQ Capital Market.  However, we cannot assure you that we will be able to meet this or other continued listing requirements of NASDAQ.

If our common stock loses its status on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market.  If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced.  In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock.  These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.  Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Prior to April 1, 2015, RLJ SPAC Acquisition LLC, an affiliate of ours, purchased shares of our common stock in the open market and through block purchases pursuant to a 10b5-1 plan.  Robert L. Johnson, our Chairman of the Board, is the sole manager and sole voting member of RLJ SPAC Acquisition LLC.  The plan expired with an unused balance.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
April 1, 2015 to April 30, 2015	—	$—	—	$344,832
May 1, 2015 to May 31, 2015	—	$—	—	$344,832
June 1, 2015 to June 30, 2015	—	$—	—	$—

ITEM 6.	EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed/furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date: August 14, 2015	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/S/ ANDREW S. WILSON
Andrew S. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)