Form 10-Q
period 2015-09-30
RLJ ENTERTAINMENT, INC.
filed 2015-11-16
CIK 1546381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark one)

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on November 9, 2015:  12,877,064

RLJ ENTERTAINMENT, INC.

Index
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Factors that might cause such differences include, but are not limited to:

•	Our financial performance, including our ability to achieve revenue growth, margins or earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, transaction and restructuring costs, warrants and other derivatives and stock-based compensation (or Adjusted EBITDA);
•	The effects of limited cash liquidity on operational performance;
•	Our obligations under our credit agreement, including our principal repayment obligations;
•	Our ability to satisfy financial ratios;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
•	The ability of our officers and directors to generate a number of potential investment opportunities;
•	Our ability to maintain relationships with customers and suppliers;
•	Delays in the release of new titles or other content;
•	The effects of disruptions in our supply chain;
•	The loss of key personnel;
•	Our public securities’ limited liquidity and trading; or
•	Our ability to meet the NASDAQ Capital Market continuing listing standards and maintain our listing.

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

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2015 (unaudited) and December 31, 2014

(In thousands, except share data)	September 30, 2015	December 31, 2014
ASSETS
Cash	$1,807	$6,662
Accounts receivable, net	14,254	17,389
Inventories, net	11,625	13,029
Investments in content, net	67,422	67,525
Prepaid expenses and other assets	2,727	2,633
Property, equipment and improvements, net	2,214	2,372
Equity investment in affiliate	20,758	22,281
Other intangible assets, net	12,601	15,272
Goodwill	44,891	44,891
Total assets	$178,299	$192,054
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$18,037	$24,582
Accrued royalties and distribution fees	49,539	42,493
Deferred revenue	2,393	5,006
Debt, net of discount	62,304	80,913
Deferred tax liability	2,002	2,002
Stock warrant and other derivative liabilities	6,920	601
Total liabilities	141,195	155,597
Mandatorily redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and outstanding at September 30, 2015; and no shares issued and outstanding at December 31, 2014	20,245	—
Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 13,724,756 shares issued at September 30, 2015 and December 31, 2014; 12,877,064 shares outstanding at September 30, 2015 and 13,335,258 shares outstanding at December 31, 2014	13	14
Additional paid-in capital	86,395	87,706
Accumulated deficit	(68,856)	(50,534)
Accumulated other comprehensive loss	(693)	(729)
Treasury shares, at cost, 847,692 shares at September 30, 2015 and 389,498 shares at December 31, 2014	—	—
Total equity	16,859	36,457
Total liabilities and equity	$178,299	$192,054

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three and Nine Months Ended September 30, 2015 and 2014

(In thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$32,549	$37,123	$82,778	$99,478
Cost of sales
Content amortization and royalties	12,676	18,911	36,355	44,979
Manufacturing and fulfillment	9,423	9,238	24,734	29,542
Total cost of sales	22,099	28,149	61,089	74,521
Gross profit	10,450	8,974	21,689	24,957

Selling expenses	5,989	5,411	17,628	17,448
General and administrative expenses	4,791	4,661	14,796	14,466
Depreciation and amortization	1,444	1,301	3,819	4,258
Total operating expenses	12,224	11,373	36,243	36,172
LOSS FROM OPERATIONS	(1,774)	(2,399)	(14,554)	(11,215)

Equity earnings of affiliate	188	1,190	876	2,540
Interest expense, net	(2,223)	(2,557)	(7,747)	(6,560)
Change in fair value of stock warrants and other derivatives	(2,506)	(1,599)	5,131	(2,277)
Loss on extinguishment of debt	—	(1,457)	—	(1,457)
Other expense	(782)	(1,141)	(1,397)	(655)
LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(7,097)	(7,963)	(17,691)	(19,624)
(Provision) Benefit for income taxes	(49)	164	(631)	(524)
NET LOSS	(7,146)	(7,799)	(18,322)	(20,148)
Accretion on preferred stock	(1,066)	—	(1,525)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,212)	$(7,799)	$(19,847)	$(20,148)
Net loss per common share:
Basic and diluted	$(0.64)	$(0.62)	$(1.56)	$(1.61)

Weighted average shares outstanding:
Basic and diluted	12,799	12,557	12,728	12,502

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

Three and Nine Months Ended September 30, 2015 and 2014

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(7,146)	$(7,799)	$(18,322)	$(20,148)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(607)	(852)	36	(343)
Total comprehensive loss	$(7,753)	$(8,651)	$(18,286)	$(20,491)

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

Nine Months Ended September 30, 2015 and 2014

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2015	13,335	$14	$87,706	$(50,534)	$(729)	390	$—	$36,457
Issuance of restricted common stock for services	15	—	—	—	—	(15)	—	—
Forfeiture of restricted common stock	(36)	—	—	—	—	36	—	—
Forfeiture of founder shares	(437)	(1)	1	—	—	437	—	—
Accretion on preferred stock	—	—	(1,525)	—	—	—	—	(1,525)
Stock-based compensation	—	—	213	—	—	—	—	213
Foreign currency translation	—	—	—	—	36	—	—	36
Net loss	—	—	—	(18,322)	—	—	—	(18,322)
Balance at September 30, 2015	12,877	$13	$86,395	$(68,856)	$(693)	848	$—	$16,859

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	At Cost	Total Equity
Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	—	$—	$57,927
Issuance of restricted common stock for services	190	—	—	—	—	(166)	—	—
Forfeiture of restricted common stock	(83)	—	—	—	—	83	—	—
Forfeiture of founder shares	(449)	—	—	—	—	449	—	—
Stock-based compensation	—	—	683	—	—	—	—	683
Foreign currency translation	—	—	—	—	(343)	—	—	(343)
Net loss	—	—	—	(20,148)	—	—	—	(20,148)
Balance at September 30, 2014	13,359	$13	$87,621	$(49,482)	$(33)	366	$—	$38,119

See accompanying notes to consolidated financial statements.

Index
RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2015 and 2014

(In thousands)	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,322)	$(20,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings of affiliate	(876)	(2,540)
Content amortization and royalties	36,355	44,979
Depreciation and amortization	3,819	4,258
Foreign currency exchange (gain) loss	1,102	405
Fair value adjustment of stock warrant and other derivative liabilities	(5,131)	2,277
Non-cash interest expense	2,516	1,925
Loss on extinguishment of debt	—	1,457
Stock-based compensation expense	213	683
Changes in assets and liabilities:
Accounts receivable, net	2,957	6,930
Inventories, net	1,339	3,061
Investments in content, net	(29,597)	(37,618)
Prepaid expenses and other assets	(389)	(1,156)
Accounts payable and accrued liabilities	(6,242)	(5,519)
Deferred revenue	(2,575)	606
Net cash used in operating activities	(14,831)	(400)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,297)	(1,580)
Dividends received from affiliate	1,729	2,947
Net cash provided by investing activities	432	1,367
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants	22,500	—
Proceeds from senior debt, net of discount and deferred financing costs	—	63,801
Repayment of senior debt	(11,837)	(48,280)
Repayments of borrowings under revolving credit facility	—	(14,949)
Proceeds from production loan	—	9,865
Repayment of production loan	—	(10,602)
Payment of preferred stock and warrant issuance costs	(783)	—
Payment of senior debt modification costs	(450)	—
Cash paid to extinguish debt	—	(30)
Net cash provided by (used in) financing activities	9,430	(195)
Effect of exchange rate changes on cash	114	(272)
NET (DECREASE) INCREASE IN CASH:	(4,855)	500
Cash at beginning of period	6,662	7,674
Cash at end of period	$1,807	$8,174

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

We acquire content rights in various categories including, British mysteries and dramas, urban programming, and full-length independent motion pictures.  We acquire this content in two ways:

•	through long-term exclusive licensing agreements where we secure multiple rights to third-party programs, and;

•	through development, production, and ownership of original drama television programming through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, as well as fitness programs through our Acacia brand.

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

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing, (2) Wholesale and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which includes cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors, while the Direct-to-Consumer segment exploits the same content and digitally streaming channels.

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on May 8, 2015 (or 2014 Form 10-K).  Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2014 Form 10-K contains a summary of our significant accounting policies.  As of September 30, 2015, we have made no material changes to our significant accounting policies disclosed in our 2014 Form 10-K.

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.  The carrying amount of our debt under our senior credit agreement approximates fair value as the debt bears market rates of interest.  The carrying amount of our subordinated debt is approximately $1.7 million more than its fair value as a result of its reduced interest rate from 12.0% to 1.5% for two years beginning January 1, 2015.  The fair value of subordinated debt was determined by discounting future interest and principal payments by an estimated market rate of interest of 12.0%.  This fair value assessment of our subordinated debt is a level 3 measurement as provided by Accounting Standards Codification (or ASC) 820, “Fair Value Measurements and Disclosures.”

Accounting and Reporting Pronouncements Issued

On April 7, 2015 the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2015-3, Interest – Imputation of Interest (the Update).  The Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We will adopt this Update beginning January 1, 2016 by applying the new guidance on a retroactive basis.  As of September 30, 2015 and December 31, 2014, we have unamortized debt issuance costs of $0.9 million and $1.2 million, respectively, that are currently recorded within prepaid expenses and other assets.

On April 12, 2015, the FASB deferred the effective date of ASU No. 2014-09, Revenues from Contracts with Customers, for one year from January 1, 2017 to January 1, 2018.

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

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liquidity

For the nine months ended September 30, 2015 and 2014, we recognized a net loss of $18.3 million and $20.1 million, respectively.  During the nine months ended September 30, 2015 and 2014, we used cash in operating activities of $14.8 million and $400,000, respectively.  At September 30, 2015, our cash balance was $1.8 million.  At September 30, 2015, we had $62.3 million of term debt outstanding (see Note 7, Debt).  We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  There can be no assurances that we will be successful in realizing this growth or meeting our future covenant requirements within our amended credit agreement.  To address our liquidity risk, on May 20, 2015, we completed a $31.0 million capital restructuring transaction that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our credit agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for operational needs, (ii) modifying certain financial covenants for better operating flexibility in meeting future covenants and maintaining compliance, and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and warrants and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance through 2016.  The capital restructure improved our liquidity by selling shares of preferred stock and warrants for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our credit agreement and pay fees and expenses incurred of approximately $1.9 million.  The remaining $10.6 million was available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

Goodwill

Goodwill is the second largest asset on our balance sheet of which $43.0 million is recorded in our Wholesale reportable segment and $1.9 million is recorded in our Direct-to-Consumer reportable segment.  We assess goodwill for impairment every year in the fourth quarter and when events and circumstances indicate that goodwill may be impaired.  Our common stock price decreased 75% from $1.99 per share as of December 31, 2014 to $0.50 per share as of September 30, 2015.  The decrease occurred primarily during the second quarter of 2015 and was largely due to the issuance of our preferred stock in May 2015, which represents approximately 71% of our outstanding equity securities computed on a fully-diluted basis.  During the third quarter of 2015, our stock price increased 28% from $0.39 to $0.50 per share.

We considered the decrease in our common stock price to be an indicator that our goodwill may be impaired.  As a result, management updated its prior year goodwill impairment testing, which is to compare the fair value of our reporting units that have goodwill to the reporting unit’s carrying value.  When computing fair value of the reporting units, management used a discounted cash flow approach and discounted the future cash flows of its reporting units.  Significant assumptions incorporated in the valuation were the reporting unit’s future cash flows and appropriate discount rates (primarily ranging from 18% to 21%).  When doing this fair-value assessment, we also considered our current market capitalization comparing it to the combined fair values of our reporting units.  Significant assumptions that were incorporated in this market capitalization analysis were estimates of the fair values of our debt and preferred stock, as well as appropriate discounts for a minority interest position, limited trading volume and the effects of the issued and outstanding warrants have on our common stock price.

The results of our impairment testing indicate that for one of our reporting units, which has $38.9 million of goodwill and is part of our Wholesale segment, the margin by which the unit’s estimated fair value exceeds its carrying value significantly decreased during the nine months ended September 30, 2015.  Currently, the margin expressed as a percentage of fair value is less than 5%.  For our other reporting units that have goodwill their margins are in excess of 25% as of September 30, 2015.

Because our analysis and valuation is a level 3 valuation within the valuation hierarchy, which incorporates inputs that are inherently judgmental in nature, when performing our annual assessment in the fourth quarter, with the assistance of outside valuation professionals, we may conclude differently and record a charge for impairment of goodwill.  Further, if our common stock price falls during the fourth quarter or if our future operating results differ significantly from our current forecasts, then we may also conclude in the near future that our goodwill is impaired.  Because our current margin is less than 5% for the reporting unit that has the majority of our recorded goodwill, a change in assumptions and estimates could likely trigger an impairment that could be material.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets

During the third quarter of 2015, we committed to using the RLJE brand for all new feature-film content.  We will continue to brand all previously released feature-film content with the Image brand.  As a result of this change, we reassessed the useful life of our Image brand and concluded that the brand's life has been reduced to a trailing eight-year period, with a disproportionate amount of brand benefit being realized during the first three years.  Therefore, we have changed our amortization assumptions.  We were amortizing the carrying value of our Image brand on a straight-line basis over 15 years, with 12 years remaining.  Now we are amortizing the carrying value of our Image brand over the remaining eight years with increased amortization in the earlier years.  The change in amortization assumptions resulted in $208,000 of increased amortization during the current quarter.  The change will result in increased amortization expense through 2019, and then reduced amortization expense thereafter, as follows:

(In thousands)	Revised Amortization	Original Amortization	Difference

Fourth Quarter 2015	$307	$52	$255
2016	620	209	411
2017	384	209	175
2018	294	209	85
2019	226	209	17
2020	182	209	(27)
Thereafter	291	1,415	(1,124)

We assessed whether the Image brand was impaired during the third quarter of 2015 and concluded that the estimated future cash flows from the Image brand exceed the brand’s carrying value; therefore we did not recognize an impairment charge.

NOTE 2.	SEGMENT INFORMATION

In accordance with the requirements of the ASC 280 Segment Reporting” selected financial information regarding our three reportable business segments is presented below.  Our reportable segments are determined based on the distinct nature of their operation.  Each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide.  The IP Licensing segment also includes our investment in ACL.  Our Wholesale segment consists of the acquisition, enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.  Our Direct-to-Consumer segment consists of our mail-order catalog and ecommerce businesses and our proprietary digital streaming channels.

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

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the segment contribution for the three-month periods ended September 30, 2015 and 2014:

(In thousands)	Three Months Ended September 30, 2015
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenues	$2,046	$21,545	$8,958	$—	$32,549
Operating costs and expenses	(1,330)	(17,892)	(10,685)	(2,972)	(32,879)
Depreciation and amortization	(44)	(650)	(610)	(140)	(1,444)
Share in ACL earnings	188	—	—	—	188
Segment contribution (loss)	$860	$3,003	$(2,337)	$(3,112)	$(1,586)

(In thousands)	Three Months Ended September 30, 2014
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenues	$8,674	$22,003	$6,446	$—	$37,123
Operating costs and expenses	(6,373)	(22,491)	(6,935)	(2,422)	(38,221)
Depreciation and amortization	(30)	(334)	(864)	(73)	(1,301)
Share in ACL earnings	1,190	—	—	—	1,190
Segment contribution (loss)	$3,461	$(822)	$(1,353)	$(2,495)	$(1,209)

In July of 2014, our IP Licensing segment released the most recent season of Foyle’s War.

The following tables summarize the segment contribution for the nine-month periods ended September 30, 2015 and 2014:

(In thousands)	Nine Months Ended September 30, 2015
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenues	$2,504	$57,325	$22,949	$—	$82,778
Operating costs and expenses	(1,883)	(55,371)	(27,762)	(8,497)	(93,513)
Depreciation and amortization	(105)	(1,373)	(1,967)	(374)	(3,819)
Share in ACL earnings	876	—	—	—	876
Segment contribution (loss)	$1,392	$581	$(6,780)	$(8,871)	$(13,678)

(In thousands)	Nine Months Ended September 30, 2014
	IP Licensing	Wholesale	Direct-to-Consumer	Corporate	Total

Revenues	$8,687	$66,777	$24,014	$—	$99,478
Operating costs and expenses	(6,883)	(63,952)	(26,800)	(8,800)	(106,435)
Depreciation and amortization	(85)	(1,125)	(2,648)	(400)	(4,258)
Share in ACL earnings	2,540	—	—	—	2,540
Segment contribution (loss)	$4,259	$1,700	$(5,434)	$(9,200)	$(8,675)

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of total segment contribution (loss) to loss before provision for income taxes is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total segment loss	$(1,586)	$(1,209)	$(13,678)	$(8,675)
Interest expense, net	(2,223)	(2,557)	(7,747)	(6,560)
Change in fair value of stock warrants and other derivatives	(2,506)	(1,599)	5,131	(2,277)
Loss on extinguishment of debt	—	(1,457)	—	(1,457)
Other income (expense)	(782)	(1,141)	(1,397)	(655)
Loss before provision for income taxes	$(7,097)	$(7,963)	$(17,691)	$(19,624)

Total assets for each segment primarily include accounts receivable, inventory and investments in content.  The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	September 30, 2015	December 31, 2014

IP Licensing	$23,607	$30,197
Wholesale	140,088	140,935
Direct-to-Consumer	11,075	12,049
Corporate	3,529	8,873
	$178,299	$192,054

NOTE 3.	EQUITY EARNINGS OF AFFILIATE

In 2012, Acorn Media acquired a 64% interest in ACL for total purchase consideration of £13.7 million, or approximately $21.9 million, excluding direct transaction costs.  The acquisition gave Acorn Media a majority ownership of ACL’s extensive works including a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films.

We account for our investment in ACL using the equity method of accounting because (1) Acorn Media is only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million.  This step-up basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046.  We are amortizing the basis difference through 2046 using the straight-line method.  Basis difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations; however this amortization is not included within ACL’s financial statements.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarized financial information is derived from the unaudited financial statements of ACL:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$11,907	$4,634	$16,546	$11,385
Film cost amortization	(9,891)	(932)	(10,787)	(2,833)
General, administrative and other expenses	(1,270)	(1,075)	(3,110)	(2,699)
Income from operations	$746	$2,627	$2,649	$5,853
Net income	$580	$2,101	$2,085	$4,665

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

(In thousands)	September 30, 2015	December 31, 2014

Wholesale	$18,580	$23,922
IP Licensing	—	608
Direct-to-Consumer	607	762
Accounts receivable before allowances and reserves	19,187	25,292
Less: reserve for returns	(4,899)	(7,870)
Less: allowance for doubtful accounts	(34)	(33)
Accounts receivable, net	$14,254	$17,389

Wholesale receivables are primarily billed and collected by our U.S. distribution facilitation partner.  Each month, our distribution partner preliminarily settles our wholesale receivables assuming a timing lag on collections and an average-return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partners.  Amounts vary and tend to be seasonal following our sales activity.  As of September 30, 2015 and December 31, 2014, we owed our distribution partners $2.0 million and $3.1 million, respectively, for receivables settled as of period-end.

The wholesale receivables are reported net of amounts we owe to our distribution partner as these amounts are offset against each other when settling receivables in accordance with the contract.  As of September 30, 2015 and December 31, 2014, the net wholesale receivables with our distribution partner were $3.7 million and $6.6 million, respectively, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from our merchant bank related to our credit card transactions processed as of period end.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	INVENTORIES

Inventories are summarized as follows:

(In thousands)	September 30, 2015	December 31, 2014

Packaged discs	$8,117	$9,580
Packaging materials	948	1,309
Other merchandise (1)	2,560	2,140
Inventories, net	$11,625	$13,029

(1)	Other merchandise primarily consists of gifts, jewelry and home accents purchased from third-parties.

During the three and nine months ended September 30, 2015 and 2014, we reduced our inventories with adjustments for lower of cost or market valuation, shrinkage, and excess and obsolescence.  Impairment charges for the three months ended September 30, 2015 and 2014 were $307,000 and $712,000, respectively, and for the nine months ended September 30, 2015 and 2014, they were $1.4 million and $1.9 million, respectively.  These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6.	INVESTMENTS IN CONTENT

(In thousands)	September 30, 2015	December 31, 2014

Released	$52,518	$57,766
Completed, not released	13,439	7,205
In-production	1,465	2,554
Investments in content, net	$67,422	$67,525

Investments in content are stated at the lower of unamortized cost or estimated fair value.  The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  For the three months ended September 30, 2015 and 2014, impairment charges were $462,000 and $1.4 million, respectively.  For the nine months ended September 30, 2015 and 2014, impairment charges were $2.7 million and $2.7 million, respectively.  These charges are included in the cost of sales as content amortization and royalties.

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

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	DEBT

Debt consists of the following:

(In thousands)	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014

Senior term notes	September 11, 2019	LIBOR + 10.64%	$57,550	$69,388
Less: debt discount			(3,792)	(4,509)
Total senior-term notes, net of discount			53,758	64,879
Subordinated notes payable to prior Image shareholders	October 3, 2018	1.5% through 2016 then 12%	8,546	16,034
Total debt			$62,304	$80,913

Future minimum principal payments of our debt as of September 30, 2015 are as follows:

(In thousands)	Senior Notes	Subordinated Notes	Total

2015	$612	$—	$612
2016	2,975	—	2,975
2017	4,375	—	4,375
2018	49,588	8,546	58,134
	$57,550	$8,546	$66,096

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

Financial covenants, as amended, include the following:

	December 31, 2014	Second Half of 2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	Ranges from 4.47 : 1.00 to 4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	Ranges from 5.56 : 1.00 to 5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	Ranges from 1.13 : 1.00 to 1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the amended Credit Agreement, we must maintain at all times a cash balance of $1.0 million.  As of September 30, 2015, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subordinated Notes Payable

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders).  The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated promissory notes currently bear an interest rate of 1.5% per an annum, of which 45% is payable in cash annually and the balance is accrued and added to the principal, which is payable upon maturity.

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

Mandatorily Redeemable Convertible Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction.  The balance of the net cash proceeds is intended to be used for working capital purposes.  Of the fees incurred, $878,000 was recorded against the proceeds received, $450,000 was recorded as additional debt discounts, $250,000 was included as interest expense and the balance was included in other expense.

The preferred stock has the following rights and preferences:

•	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions and dividends.

•	Dividends – the preferred stock is entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment is due July 1, 2017 and then payments are to be made quarterly thereafter. At our discretion, dividend payments are payable in either cash or common stock, or added to the preferred share’s stated value.

•	Conversion – at the preferred stockholder’s discretion, each share of preferred stock is convertible into 1,000 shares of our common stock, subject to adjustment for any unpaid dividends. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.00 per common share.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.

•	Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

Dividends are recognized using the effective interest-rate method and are recorded against additional paid-in capital.  During the three months ended September 30, 2015, we accreted $1.1 million of dividends and during the nine months ended September 30, 2015, we accreted $1.5 million of dividends.

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

Restricted Stock-Based Compensation Grants

Compensation expense relating to our restricted stock awards for the three months ended September 30, 2015 and 2014 was $59,000 and $227,000, respectively, and for the nine months ended September 30, 2015 and 2014 stock-based compensation was $213,000 and $683,000, respectively.  Compensation expense related to restricted stock awards is included in general and administrative expenses.  On June 30, 2015, we allowed 57,224 shares of common stock to vest that were granted to those board members who resigned on June 4, 2015 (see Mandatorily Redeemable Convertible Preferred Stock above).  We accounted for this as a modification of vesting provisions and revalued these shares as of June 30, 2015.  This revaluation resulted in a reduction in share-based compensation expense of $146,000 during the nine months ended September 30, 2015.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2015, 15,136 shares of restricted stock were granted to a director, 162,939 shares were vested and 36,089 shares of restricted stock were forfeited.  The shares granted during 2015 were fair valued, on the date of grant, using our publicly traded stock price of $0.76 per share.  Of the shares forfeited, 28,633 shares of restricted stock were forfeited based upon the failure to achieve the 2014 performance criteria and the remainder of the forfeitures were due to employee terminations.  During the nine months ended September 30, 2014, 190,280 shares of restricted stock were granted, 182,206 shares were vested and 82,838 shares were forfeited.  Of the 190,280 shares granted in 2014, 164,780 shares were granted to executive officers and directors and 25,500 shares were granted to other members of management.  Of the 82,838 shares forfeited, 66,244 shares of restricted stock were forfeited based upon the failure to achieve the 2013 performance criteria and the remainder of the forfeitures were due to employee terminations.  The shares granted during 2014 were fair valued on the date of grant with a range of $3.49 ‑ $5.00 per share, for a total value of approximately $766,000.  A summary of the activity since December 31, 2014 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested shares at December 31, 2014	179	$4.13	56	$5.09
Granted	15	$0.76	—	$—
Vested	(163)	$3.65	—	$—
Forfeited	(4)	$5.85	(32)	$5.19
Nonvested shares at September 30, 2015	27	$5.00	24	$5.00

The performance shares vest if certain performance criteria are achieved contingent upon the grantees being employed by RLJE when the performance criteria are evaluated.  Vesting for the outstanding restricted performance shares is contingent upon achieving 2015 targets.

As of September 30, 2015, there is $30,000 of unamortized compensation that will vest solely on completion of future services over the next six months, with a weighted-average remaining vesting period of four months.  As of September 30, 2015, there is $28,000 of unamortized compensation that will vest based on achieving certain performance and service criteria over the next six months, with a weighted-average remaining vesting period of four months.

NOTE 9.	STOCK WARRANTS

RLJE had the following warrants outstanding:

	September 30, 2015
(In thousands, except per share data)	Shares	Exercise Price e	Remaining Life
2012 Warrants:
Registered warrants	15,375	$12.00	2.00 years
Sponsor warrants	3,817	$12.00	2.00 years
Unregistered warrants	1,850	$12.00	2.00 years
2015 Warrants:
Unregistered warrants	9,314	$1.50	4.63 years
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

Of the 2012 Warrants, 15,375,000 are registered under the Securities Act and are available for trading on the over-the-counter market.  Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy.  As of September 30, 2015 and December 31, 2014, we determined the fair value of the registered warrants using a Monte Carlo simulation model.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered.  We use the closing market price of our common stock to compute stock volatility.  The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility.  We used a DLOM rate of 13.3% as of September 30, 2015 and 11.2% as of December 31, 2014.  Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

The remaining 2012 Warrants, consisting of Sponsor warrants of 3,816,667 and unregistered warrants of 1,850,000, are classified as Level 3 within the fair-value hierarchy.  Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the sponsor warrants and the unregistered warrants has always been a Level 3 measurement.  We determined the fair value of the Sponsor warrants using a Monte Carlo simulation model and using the same assumptions used for the registered warrants, except we did not include the redemption feature.

The unregistered 2012 Warrants differ from the registered warrants in that they have not been registered under the Securities Act and are not available for trading.  As of September 30, 2015 and December 31, 2014, we determined the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered.  We used a DLOM rate of 18.2% as of September 30, 2015 and 17.8% as of December 31, 2014.  The 2012 Warrants decreased in fair value from $601,000 as of December 31, 2014 to zero as of September 30, 2015.

We are using the Black Scholes option valuation model to value the 2015 Warrants, which is classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant and the exercise price) and the risk-free interest rate.  We use the closing market price of our common stock to compute stock volatility.  The 2015 Warrants decreased in fair value since issuance from $2.1 million as of May 20, 2015 to $1.3 million as of September 30, 2015.

We are using the Black Scholes option valuation model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate) and the risk-free interest rate.  We use the closing market price of our common stock to compute stock volatility.  The fair value of the embedded conversion feature decreased since issuance from $9.4 million as of May 20, 2015 to $5.6 million as of September 30, 2015.

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are using the Black Scholes option valuation model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate) and the risk-free interest rate.  We use the closing market price of our common stock to compute stock volatility.  The fair value of the embedded conversion feature decreased since issuance from $9.4 million as of May 20, 2015 to $5.6 million as of September 30, 2015.

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

(In thousands)	September 30, 2015
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities	$—	$—	$6,920	$6,920

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities	$—	$—	$601	$601

The following tables include a roll-forward of liabilities classified within Level 1 and Level 3:

(In thousands)	Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities at December 31, 2014	$—	$—	$601	$601
Issuance of warrants and other derivatives	—	—	11,450	11,450
Change in fair value	—	—	(5,131)	(5,131)
Stock warrant and other derivative liabilities at September 30, 2015	$—	$—	$6,920	$6,920

(In thousands)	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value hierarchy	(2,755)	—	2,755	—
Change in fair value	125	—	2,152	2,277
Stock warrant and other derivative liabilities at September 30, 2014	$—	$—	$6,400	$6,400

Index
RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our nonrecurring fair value measurement of assets and liabilities is classified in the tables below:

(In thousands)	Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$3,504	$3,504	$2,730

(In thousands)	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total	Loss

Investments in content	$—	$—	$11,223	$11,223	$2,743

During the nine months ended September 30, 2015 and 2014, the investments in content were written down by $2.7 million and $2.7 million, respectively.  In determining the fair value, we employ a DCF methodology.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11.	NET LOSS PER COMMON SHARE DATA

We have outstanding warrants to acquire 30,355,540 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive because their exercise prices, which range from $1.50 to $12.00 per share exceed the fair value of our common stock.  For the nine-month period ended September 30, 2015, we had weighted average outstanding shares of approximately 48,000 which were held by founding shareholders that were forfeited in January 2015 and that were not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2015, we have 79,000 and 161,000 shares, respectively, of compensatory restricted common stock that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.  For the three and nine months ended at September 30, 2014, we have weighted average outstanding shares of approximately 758,000 and 991,000, respectively, of restricted common stock, which includes shares forfeitable shares held by certain founding shareholders that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.

NOTE 12.	STATEMENTS OF CASH FLOWS

Supplemental Disclosures

(In thousands)	Nine Months Ended September 30,
	2015	2014
Cash paid during the period for:
Interest	$6,321	$4,830
Income taxes	$140	$180
Non-cash investing and financing activities:
Subordinated notes payable exchanged for preferred stock and warrants	$8,546	$—
Accretion on preferred stock	$1,525	$—
Preferred stock issuance costs accrued for in accounts payable and accrued liabilities	$95	$—
Capital expenditures accrued for in accounts payable and accrued liabilities	$5	$—

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

Equity Investment in Affiliate

ACL was charged overhead and personnel costs for the three months ended September 30, 2015 and 2014, of approximately $74,000 and $578,000, respectively, and for the nine months ended September 30, 2015 and 2014, of approximately $976,000 and $1.6 million, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

ACL paid dividends to RLJE Ltd of $1.7 million and $2.9 million during the nine months ended September 30, 2015 and 2014, respectively.  We record dividends received as a reduction to the ACL investment account.  There were no dividends received during the three-month periods ended September 30, 2015 and 2014.

On October 13, 2015, RLJE Ltd received dividends of $1.6 million from ACL.

We have advanced ACL $2.6 million for distribution rights for Partners in Crime.  During the quarter ended September 30, 2015, we received the title from ACL and began distributing it with third parties.  For the three months ended September 30, 2015, we recognized content amortization and royalty expense of $1.3 million, which is included in our cost of goods sold.  As of September 30, 2015, our remaining unamortized content advance is $1.3 million.

Foreign Currency

We recognize foreign currency gains and losses as a component of other expense on net amounts lent by Acorn Media to RLJE Ltd and RLJE Australia.  As of September 30, 2015, Acorn Media had lent its U.K. subsidiaries approximately $10.0 million and its Australian subsidiary approximately $4.0 million.  Amounts lent will be repaid in U.S. dollars based on available cash.  Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian Dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses.  During the three months ended September 30, 2015 and 2014, we recognized losses of $820,000 and $928,000, respectively.  During the nine months ended September 30, 2015 and 2014, we recognized a loss of $1.1 million and of $405,000, respectively.

The RLJ Companies, LLC

In June 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These purchased liabilities, which are now owed to The RLJ Companies, LLC, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets.

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

Our Direct-to-Consumer segment includes our proprietary SVOD channels, which are Acorn TV, Acacia TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary ecommerce websites and mail‑order catalogs.  As of September 30, 2015, Acorn TV had over 167,000 paying subscribers.  In late 2014, we launched our urban content SVOD channel, UMC.  In response to the strategic opportunity brought by the convergence of television and the internet, we expect to continue to invest in more exclusive and appealing content programming, greater marketing support and an expanded IT infrastructure for our SVOD channels.  We also plan to develop other audience-based, premium SVOD channels based on our existing content library.

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

FINANCIAL HIGHLIGHTS

Highlights and significant events for the three and nine months ended September 30, 2015 and 2014 are as follows:

•	Revenues declined by $4.6 million to $32.5 million for the three-month period ended September 30, 2015 as compared to the third quarter of 2014 and by $16.7 million to $82.8 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. During the third quarter last year, we released the latest season of Foyle’s War whereby we recognized $8.7 million in revenues. We had no comparable releases this quarter. Our year-to-date decline is driven by our release schedule. This year we have released 66 titles compared to 98 titles last year. We expect our fourth quarter revenues to increase as compared to the fourth quarter last year as we plan to release two larger theatrical feature films compared to no similar releases for the same period last year.

•	The gross margin improved to 32.1% for the three months ended September 30, 2015 compared to 24.2% for the three months ended September 30, 2014. The gross margin improved to 26.2% for the nine months ended September 30, 2015 compared to 25.1% for the nine months ended September 30, 2014. This improvement in margin is primarily attributable to lower impairments as well as lower step-up amortization resulting from our Business Combination consummated in October 2012.

•	Selling, general and administrative expenses (or SG&A) increased by 7.5% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by 0.2% when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. The year-to-date increase in our SG&A costs is primarily attributable to increased internet support costs of $917,000, due to subscriber growth at Acorn TV, offset by other reduced costs.

•	Acorn TV’s paid subscribers increased 49.1% to over 167,000 subscribers as of September 30, 2015 compared to over 112,000 as of September 30, 2014.

•	Adjusted EBITDA decreased from $6.6 million for the three months ended September 30, 2014 to $510,000 for the three months ended September 30, 2015, and decreased from a gain of $3.0 million for the nine months ended September 30, 2014 to a loss of $3.5 million for the nine months ended September 30, 2015. The decreases are due to the release of Foyle’s War last year with no comparable releases this year and lower equity earnings from ACL.

Index
The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and nine months ended September 30, 2015 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

A summary of our results of operations for the three and nine months ended September 30, 2015 and 2014, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Revenues	$32,549	$37,123	$82,778	$99,478
Costs of sales	22,099	28,149	61,089	74,521
Gross profit	10,450	8,974	21,689	24,957
Operating expenses	12,224	11,373	36,243	36,172
Loss from operations	(1,774)	(2,399)	(14,554)	(11,215)
Equity in earnings of affiliate	188	1,190	876	2,540
Interest expense, net	(2,223)	(2,557)	(7,747)	(6,560)
Change in fair value of stock warrants and other derivatives	(2,506)	(1,599)	5,131	(2,277)
Loss on extinguishment of debt	—	(1,457)	—	(1,457)
Other expense	(782)	(1,141)	(1,397)	(655)
(Provision) Benefit for income taxes	(49)	164	(631)	(524)
Net loss	$(7,146)	$(7,799)	$(18,322)	$(20,148)

Revenues

A summary of net revenues by segment for the three and nine months ended September 30, 2015 and 2014 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Wholesale:
U.S.	$19,110	$19,749	$47,826	$57,306
International	2,435	2,254	9,499	9,471
Total Wholesale	21,545	22,003	57,325	66,777
Direct-to-Consumer:
Ecommerce Catalog U.S.	6,586	4,806	16,323	19,665
Proprietary Digital Channels	1,965	1,162	5,183	2,769
International Ecommerce	407	478	1,443	1,580
Total Direct-to-Consumer	8,958	6,446	22,949	24,014
Intellectual Property	2,046	8,674	2,504	8,687
Total revenues	$32,549	$37,123	$82,778	$99,478

Index
Revenues decreased $4.6 million for the three months ended September 30, 2015 compared to the same period in 2014.  The decrease in revenues is primarily driven by our IP Licensing segment, which declined by $6.6 million.  The decrease in our IP Licensing segment is attributable to the U.K. broadcast release of the latest season of Foyle’s War during the third quarter last year with no similar releases this quarter.  The initial broadcast revenues for Foyle’s War last year were $8.7 million.  During the current quarter, our IP Licensing segment did release a new series, Partners in Crime, which was produced by ACL and is being distributed in part by RLJE Ltd.  However, for this new title, the initial broadcast revenues are being recognized by ACL and therefore those revenues are excluded from our consolidated revenue amounts.  This decline in revenues from our IP Licensing segment was partially offset by an increase in revenues of $2.5 million in our Direct-to-Consumer segment.  The increase in Direct-to-Consumer revenues is due to (1) increased subscribers to our proprietary digital channels (primarily Acorn TV), which increased by approximately $803,000 or 69.1% over the same period last year, and (2) increase revenues in our ecommerce catalog business in the US, which increased by $1.8 million over last year.  The increased revenue in our ecommerce catalog business is related to marketing changes that resulted in a change in the timing of our catalog circulation, whereby we moved certain mailings from the first part of the current year to the latter part of the year.  As a result, the Acorn catalog circulation was higher during the third quarter of 2015 as compared to the third quarter of 2014.  Our Wholesale segment revenues were consistent this quarter compared to the same period last year.

Revenues decreased $16.7 million for the nine months ended September 30, 2015 compared to the same period in 2014.  The decrease in revenues is driven by decreases in our Wholesale, Direct-to-Consumer, and IP licensing segments of $9.4 million, $1.1 million, and $6.2 million, respectively.  Our Wholesale segment’s revenues decline is mostly attributed to the timing of scheduled content releases year over year.  During the first three quarters of 2015, our US Wholesale segment released 66 titles versus 98 titles being released during the same period last year.  We expect our fourth quarter 2015 US Wholesale revenues to increase as compared to the fourth quarter of 2014 as we plan to release two larger theatrical feature films compared to no similar releases for the same period last year.  We generally acquire film or television content approximately six months ahead of the planned release date due to the time necessary to prepare marketing materials and meet our distribution partners’ scheduling requirements.  The change in timing of releases for 2015 is primarily the result of our prior year’s liquidity constraints while refinancing our secured debt during the second and third quarters of 2014.

The decrease in our Direct-to-Consumer segment revenue of $1.1 million for the nine-month period ended September 30, 2015 as compared to 2014 was primarily due to reduced revenues from our ecommerce catalog business offset by revenue growth in our proprietary digital channels.  The decrease in our ecommerce catalog revenues is related to marketing changes compared to the prior year primarily resulting in a reduction of our catalog circulation in the first quarter of 2015 as compared to the same period in 2014 as a result of our liquidity constraints.

Our proprietary digital channel revenues currently accounts for approximately 22.6% of the segment’s revenues compared to 11.5% last year.  The increase in our proprietary digital channel revenues of 87.2% for the nine-month period ended September 30, 2015, as compared to the same period last year, is driven primarily by our British mystery and drama channel, Acorn TV.  As of September 30, 2015, the subscribers for Acorn TV have grown to over 167,000 subscribers, which is an increase of 49.1% since September 30, 2014 and an increase of 41.5% since December 31, 2014.

Cost of Sales (“COS”)

A summary of COS by segment for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

IP Licensing	$1,243	$6,278	$1,587	$6,557
Wholesale	15,441	18,230	46,104	54,517
Direct-to-Consumer	5,415	3,641	13,398	13,447
COS by segment	$22,099	$28,149	$61,089	$74,521

COS decreased by $6.1 million to $22.1 million for the three months ended September 30, 2015, compared to the same period in 2014.  The decrease in COS is attributed to lower sales during the period, lower impairment charges and lower step-up amortization resulting from the Business Combination.  Impairment charges and step-up amortization are recorded in our Wholesale segment.  Our impairment charges recorded for content investments and inventories total $768,000 and $2.1 million for the three months ended September 30, 2015 and 2014, respectively.  Approximately 70% of our impairment charge is associated with five content suppliers.  Our step-up amortization decreased during the three months ended September 30, 2015 compared to 2014 due to decreased revenues.  Our step-up amortization was $861,000 and $1.3 million for 2015 and 2014 periods, respectively.

Index
As a percentage of revenues, our gross margin improved by 7.9% percentage points to 32.1% for the three-month period end September 30, 2015 compared to the same period last year.  The improvement is attributable primarily to our Wholesale and IP Licensing segments.  Our Wholesale segment margin improved primarily as a result of lower impairments and lower step-up amortization.  Our IP Licensing margin improved because we are forecasting, on an ultimate basis, a higher margin for our new release, Partners in Crime, as compared to the latest season of Foyle’s War, which was released last year.

COS decreased by $13.4 million to $61.1 million for the nine months ended September 30, 2015, compared to the same period in 2014.  The decrease in COS is primarily attributed to lower sales during the period and to lower impairment charges and step-up amortization, which are recorded in our Wholesale segment.  Our impairment charges recorded for content investments and inventories totaled $4.1 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Our step-up amortization decreased during the nine months ended September 30, 2015 compared to 2014 due to decreased revenues.  Step-up amortization within our Wholesale segment was $3.5 million and $5.3 million for 2015 and 2014 periods, respectively.

As a percentage of revenues, our gross margin remained relatively unchanged at approximately 25% to 26% for the current nine-month period compared to prior year.  Overall, we realized slightly better margins at our IP licensing segment, for the reasons stated above, offset by slightly lower margins at our other segments, which is primarily due to differences in sales mix as each product sold bears its own cost including its specific royalty rate.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Selling expenses	$5,989	$5,411	$17,628	$17,448
General and administrative expenses	4,791	4,661	14,796	14,466
Depreciation and amortization	1,444	1,301	3,819	4,258
Total selling, general and administrative expenses	$12,224	$11,373	$36,243	$36,172

SG&A increased by $851,000 for the three-month period ended September 30, 2015 compared to the same period in 2014 and increased by $71,000 for the nine-month period ended September 30, 2015 compared to the same period in 2014.  The current quarter increase in SG&A is primarily related to increased catalog costs of $655,000 resulting from an increase in the catalog circulation during the current quarter.  However, on a year-to-date basis, our catalog circulation continues to remain at levels lower than the prior year.  The year-to-date increase in SG&A is due to increased internet support costs of $917,000 primarily for Acorn TV, which is due to subscriber growth, offset by lower catalog costs of $679,000 and lower depreciation and amortization of $439,000.

Equity Earnings of Affiliate

Equity earnings of affiliate for the three and nine months ended September 30, 2015 were $188,000 and $876,000, respectively, as compared to $1.2 million and $2.5 million for the three and nine-month periods ended September 30, 2014, respectively.  The decrease in equity earnings in affiliate (which is ACL) is attributed to greater ACL gross margins (revenues less film cost amortization) during 2014 versus 2015 related to television series that were released during 2013.  Revenues are generally higher at the time of release and diminish thereafter over time.  During the current quarter, ACL did release its first television series since 2013, yet ACL is recognizing lower margins on this release as the initial broadcaster did not exercise its option for a second season.  ACL is in process of completing the production of another made-for-television movie, which has not yet been released.

Interest Expense

Interest expense for the quarter ended September 30, 2015 was $2.2 million compared to $2.6 million for the same period in 2014.  Interest expense increased $1.2 million to $7.7 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  Interest expense decreased during the three-month period due to lower debt balances being outstanding offset by an increase in the Credit Agreement’s interest rate (currently LIBOR plus 10.64%) when compared to the prior agreement (which was approximately LIBOR plus 7.0%).  For the nine-month period, the increase is attributable to the increased interest rate as well as an increase in the  average outstanding balance due under the Credit Agreement when compared to our credit facility that was in place last year.

Index
Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations.  A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense.  For the three months ended September 30, 2015 and 2014, the fair value of our stock warrants and other derivative liabilities increased by $2.5 million and $1.6 million, respectively.  For the nine months ended September 30, 2015 and 2014, the fair value of our warrants and other derivative liabilities decreased by $5.1 million and increased by $2.3 million, respectively.  Changes in fair values of our warrants and other derivative liabilities are primarily driven by changes in our common stock price and its volatility.

Other Income (Expense)

Other income (expense) primarily consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. Dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognize other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  For the first nine months of 2015, the Pound weakened relative to the Dollar, mainly during the current quarter, resulting in us recognizing a loss of $1.1 million of which $820,000 was recognized in the current quarter.  From January through July of 2014, the Pound was strengthening relative to the Dollar, yet these gains were entirely reversed in August and September of 2014.  As a result, we recorded losses of $928,000 and $405,000 during the three and nine months ended September 30, 2014, respectively.

During the second quarter of 2015, we also incurred $312,000 of legal fees and other costs to modify our debt arrangements.  These expenses were recorded as other expense.

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

We recorded income tax expense (benefit) of $49,000 and ($164,000) for the three-month periods ended September 30, 2015 and 2014, respectively, and $631,000 and $524,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.  We generally provide income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 20%.  However, for 2015 our effective U.K. tax rate is approximately 10%.  The decrease in the U.K. effective tax rate is due to the U.K. reducing its corporate tax rates and the impact this has on our previously recorded deferred tax liabilities.  We are not providing a tax provision (benefit) on our U.S. and Australian operations as we have historically had and continue to provide a full valuation allowance on their net operating losses.

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

Index
The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,146)	$(7,799)	$(18,322)	$(20,148)
Amortization of content	12,676	18,911	36,355	44,979
Cash investment in content	(11,545)	(11,467)	(29,597)	(37,618)
Depreciation and amortization	1,444	1,301	3,819	4,258
Interest expense	2,223	2,557	7,747	6,560
Loss on extinguishment of debt	—	1,457	—	1,457
Provision for income taxes	49	(164)	631	524
Transaction costs and restructuring	244	—	751	—
Warrant and other derivative liability fair value adjustment	2,506	1,599	(5,131)	2,277
Stock-based compensation	59	227	213	683
Adjusted EBITDA	$510	$6,622	$(3,534)	$2,972

Adjusted EBITDA decreased by $6.1 million for the three months ended September 30, 2015 compared to the same period in 2014 and decreased by $6.5 million for the nine months ended September 30, 2015.  The decrease during the three- and nine-month periods ended September 30, 2015 versus 2014 is primarily driven by lower revenues from our IP Licensing segment and lower ACL earnings.

A reconciliation of Adjusted EBITDA to our net (decrease) increase in cash as reported in our consolidated statements of cash flows is as follows:

(In thousands)	Nine Months Ended September 30,
	2015	2014

Adjusted EBITDA	$(3,534)	$2,972
Cash interest expense	(5,231)	(4,635)
Income tax provision	(631)	(524)
Transaction costs and restructuring	(751)	—
Proceeds from issuance of preferred stock and warrants	22,500	—
Proceeds from debt borrowings less net principal payments	(11,837)	(165)
Payment of preferred stock issuance and senior debt modification costs	(1,233)	(30)
ACL dividends in excess of earnings	853	407
Capital expenditures	(1,297)	(1,580)
Changes in working capital	(4,910)	3,922
Foreign currency impact on cash flows	1,216	133
Net (decrease) increase in cash	$(4,855)	$500

BALANCE SHEET ANALYSIS

Assets

Total assets at September 30, 2015 and December 31, 2014, were $178.3 million and $192.0 million, respectively.  The decline of $13.7 million in assets is mostly attributed to (i) a decrease in our IP Licensing segment related to content amortization recognized during the current period for Foyle’s War and Partners in Crime and recognition of dividends received from ACL and (ii) lower cash balances held at corporate.

Index
A summary of assets by segment is as follows:

(In thousands)	September 30, 2015	December 31, 2014

IP Licensing	$23,607	$30,197
Wholesale	140,088	140,935
Direct-to-Consumer	11,075	12,049
Corporate	3,529	8,873
	$178,299	$192,054

Goodwill is the second largest asset on our balance sheet of which $43.0 million is recorded in our Wholesale reportable segment and $1.9 million is recorded in our Direct-to-Consumer reportable segment.  We assess goodwill for impairment every year in the fourth quarter and when events and circumstances indicate that goodwill may be impaired.  Our common stock price decreased 75% from $1.99 per share as of December 31, 2014 to $0.50 per share as of September 30, 2015.  The decrease occurred primarily during the second quarter of 2015 and was largely due to the issuance of our preferred stock in May 2015, which represents approximately 71% of our outstanding equity securities computed on a fully-diluted basis.  During the third quarter of 2015, our stock price increased 28% from $0.39 to $0.50 per share.

We considered the decrease in our common stock price to be an indicator that our goodwill may be impaired.  As a result, management updated its prior year goodwill impairment testing, which is to compare the fair value of our reporting units that have goodwill to the reporting unit’s carrying value.  When computing fair value of the reporting units, management used a discounted cash flow approach and discounted the future cash flows of its reporting units.  Significant assumptions incorporated in the valuation were the reporting unit’s future cash flows and appropriate discount rates (primarily ranging from 18% to 21%).  When doing this fair-value assessment, we also considered our current market capitalization comparing it to the combined fair values of our reporting units.  Significant assumptions that were incorporated in this market capitalization analysis were estimates of the fair values of our debt and preferred stock, as well as appropriate discounts for a minority interest position, limited trading volume and the effects of the issued and outstanding warrants have on our common stock price.

The results of our impairment testing indicate that for one of our reporting units, which has $38.9 million of goodwill and is part of our Wholesale segment, the margin by which the unit’s estimated fair value exceeds its carrying value significantly decreased during the nine months ended September 30, 2015.  Currently, the margin expressed as a percentage of fair value is less than 5%.  For our other reporting units that have goodwill their margins are in excess of 25% as of September 30, 2015.

Because our analysis and valuation is a level 3 valuation within the valuation hierarchy, which incorporates inputs that are inherently judgmental in nature, when performing our annual assessment in the fourth quarter, with the assistance of outside valuation professionals, we may conclude differently and record a charge for impairment of goodwill.  Further, if our common stock price falls during the fourth quarter or if our future operating results differ significantly from our current forecasts, then we may also conclude in the near future that our goodwill is impaired.  Because our current margin is less than 5% for the reporting unit that has the majority of our recorded goodwill, a change in assumptions and estimates could likely trigger an impairment that could be material.

Liabilities and Equity

The decrease in liabilities and equity of $13.7 million to $178.3 million is primarily due to the net loss of $18.3 million recognized during the nine months ended September 30, 2015 that is included in accumulated deficit.

Index
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

(In thousands)	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(14,831)	$(400)
Net cash provided by investing activities	432	1,367
Net cash provided by financing activities	9,430	(195)
Effect of exchange rate changes on cash	114	(272)
Net (decrease) increase in cash	(4,855)	500
Cash at beginning of period	6,662	7,674
Cash at end of period	$1,807	$8,174

At September 30, 2015 and December 31, 2014, our cash and cash equivalents was approximately $1.8 million and $6.7 million, respectively.  During the nine months ended September 30, 2015, our cash position was impacted by the following:

•	We incurred a net use of cash of $14.8 million resulting from our operating activities compared to the use of $400,000 in the first nine months of last year. During 2015, our net use of cash was largely attributable to management’s use of cash to purchase content totaling $29.6 million and to pay $6.2 million of vendor trade payables. Our vendor trade payables vary with the level of business and the variation also reflects the seasonality of our business. The legacy feature-film business has significant short-term vendor payables, that are past due and which we are addressing by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

•	We received gross cash proceeds of $22.5 million in a capital restructuring transaction discussed below. We used the proceeds to make accelerated principal payments under our Credit Agreement, pay fees and expenses incurred and for content investment and working capital needs.

•	We received a dividend payment from ACL of $1.7 million during the first nine months of 2015 compared to a $2.9 million payment in the first nine months of last year. Our ACL dividend payment received decreased due to lower earnings at ACL.

•	The quarterly results are naturally affected by: (a) the timing and release dates of content, (b) the seasonality of our Wholesale and Direct-to-Consumer businesses, which are 32% – 35% weighted to the 4th quarter of each year, and (c) the fact that we generally invest more cash on content during the first half of the year.

The cash used in operating activities during the nine months ended September 30, 2015 was provided by our cash reserves as of December 31, 2014, as well as from the proceeds received from the capital restructuring transaction and dividends received from ACL.

We continue to experience liquidity constraints and we are dependent upon growth in sales and margins to meet our liquidity needs and our debt covenants for the next twelve months.  There can be no assurances that we will be successful in realizing this growth or meeting our future covenant requirements within our amended credit agreement.  To address our liquidity risk, on May 20, 2015, we completed a $31.0 million capital restructuring transaction that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our credit agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for operational needs, (ii) modifying certain financial covenants for better operating flexibility in meeting future covenants and maintaining compliance, and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and warrants and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance through 2016.  The capital restructure improved our liquidity by selling shares of preferred stock and warrants for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our credit agreement and pay fees and expenses incurred of approximately $1.9 million.  The remaining $10.6 million was available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.  We believe that our current financial position combined with our forecasted operational results will be sufficient to meet our commitments.

Index
As a result of raising additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders has been significantly diluted, and these newly issued securities have rights, preferences or privileges senior to those of existing common stockholders.

Capital Resources

Cash

As of September 30, 2015, we had cash of $1.8 million, as compared to $6.7 million as of December 31, 2014.

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

Index
Financial covenants, as amended, include the following:

	December 31, 2014	Second Half of 2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	Ranges from 4.47 : 1.00 to 4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	Ranges from 5.56 : 1.00 to 5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	Ranges from 1.13 : 1.00 to 1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the amended Credit Agreement, we must maintain at all times a cash balance of $1.0 million.  As of September 30, 2015, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

In connection with the sale of preferred stock and warrants, we used $10.0 million of the cash proceeds to make partial payment on the Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees and other expenses associated with the transaction.

Subordinated Notes Payable and Other Debt

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image.  The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated promissory notes currently bear an interest rate of 1.5% per an annum, of which 45% is payable in cash annually and the balance is accrued and added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $992,000 and added to the principal balance of these notes and the remainder was paid to the debt holders.  At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

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

Index
In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of Subordinated Notes for 8,546 shares of preferred stock and 2,564,000 warrants.

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction.  The balance of the net cash proceeds is intended to be used for working capital purposes.  Of the fees incurred, $878,000 was recorded against the proceeds received, $450,000 was recorded as additional debt discounts, $250,000 was included as interest expense and the balance was included in other expense.

The preferred stock has the following rights and preferences:

•	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions and dividends.

•	Dividends – the preferred stock is entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment is due July 1, 2017 and then payments are to be made quarterly thereafter. At our discretion, dividend payments are payable in either cash or common stock, or added to the preferred share’s stated value.

•	Conversion – at the preferred stockholder’s discretion, each share of preferred stock is convertible into 1,000 shares of our common stock, subject to adjustment for any unpaid dividends. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $1.00 per common share.

•	Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.

•	Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

Dividends are recognized using the effective interest-rate method and are recorded against additional paid-in capital.  During the three months ended September 30, 2015, we accreted $1.1 million of dividends and during the nine months ended September 30, 2015, we accreted $1.5 million of dividends.

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

Index
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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation.  Advance payments are generally due prior to and upon delivery of the related content.  We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered.  As of September 30, 2015, we had entered into licensing and distribution agreements for which we are obligated to pay $6.3 million once the related content has been delivered.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10—K filed on May 8, 2015.

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

Index
Management conducted an evaluation of the effectiveness of our internal control over financial reporting.  In conducting this evaluation, management identified material weaknesses in our internal control over financial reporting as of December 31, 2014 and September 30, 2015 as defined in SEC Regulation S-X.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses described below, management concluded that, at September 30, 2015, our internal control over financial reporting was ineffective.

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

Plan for Remediation of Material Weakness

In order to remediate the material weaknesses described above and enhance our internal control over financial reporting, the Company, led by our Principal Financial and Accounting Officer, is implementing and monitoring the following actions:

(a)	We will institute procedures to improve communication between legal, operations and finance with respect to notification of expired, modified or terminated catalog content agreements to ensure they are properly evaluated within the ultimates.

(b)	We have implemented new tools to facilitate the review of ultimates that will help identify those ultimates that need updating.

(c)	We have added staff to our financial reporting function to provide increased focus over content analysis and review. Part of this effort includes relocating much of the accounting and shared service functions to a single location. As such, we are experiencing higher than usual turn over, which places an increased strain in the short term on our control environment. We have engaged several consultants to help fill the employment gaps as we continue to look for and train replacements.

(d)	Effective November 10, 2015, Andrew Wilson, our chief financial officer, resigned from his position with the Company. We are currently searching for a replacement. In the interim, Mr. Wilson’s responsibilities have been spread amongst our existing employees including our Chief Accounting Officer and our Chief Executive Officer. With Mr. Wilson’s departure, we are losing a layer of financial review and operational oversight.

(e)	We will require documented review and sign-off of content ultimates by the Chief Accounting Officer and the Head of Business Affairs and Legal before processing for posting in our ledgers.

(f)	We continue to provide incremental staff training, which will be on going and most effective once the necessary replacements have been hired.

(b)	Changes in Internal Control over Financial Reporting

We were able to implement several of these actions within our September 30, 2015 close process.  Specifically, our legal, operations and finance personnel are working together to identify all expired titles to ensure that they are properly evaluated within the ultimates.  Additionally, staff training has begun.  We have also hired additional accounting staff. For the September 30, 2015 close process, management and the staff evaluated various areas of concern and implemented additional steps and procedures to address those concerns.  Over the next several months, we intend to implement increased reviews and sign-off procedures covering the ultimates and certain account reconciliations.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on May 8, 2015.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2015, material changes to the risk factors set forth in that Form 10-K are stated below.

Risk Relating to Our Business

Increased risk of recognizing an impairment loss related to goodwill in the near future.

An operating unit, which has $38.9 million of goodwill and is within our Wholesale reporting segment, is close to failing its goodwill impairment test.  As of September 30, 2015, our assessment is that the operating unit’s fair value exceeds its carrying value by less than 5%.  In reaching this assessment, we calculated the operating unit’s fair value using a discounted cash flow approach, which incorporates inputs that are inherently judgmental in nature.  Changes in our valuation assumptions and estimates may trigger an impairment of goodwill in future periods.  Events and circumstances that may result in us changing our assumptions and estimates would include, but are not limited to, a further decline in our common stock price and variances between operating results and current forecasts.  Because the current margin, by which the operating unit’s fair value exceeds its carrying value, is close to zero for the unit that has the majority of our recorded goodwill, a change in assumptions and estimates could likely trigger an impairment of goodwill that could be material.  While an impairment loss related to goodwill does not impact our cash flows, liquidity or bank covenant calculations, it could adversely affect the market price of our common stock.

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

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days or failure to timely file all required periodic financial reports with the SEC.  On June 5, 2015, we received a deficiency letter from NASDAQ, indicating that for the last 30 consecutive business days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until December 2, 2015, to regain compliance with this requirement.  As of November 9, 2015, the closing price of our common stock was $1.13 per share.  We are actively monitoring the bid price for our common stock and are considering all available options to resolve the deficiency.  Accordingly, we have proposed that our stockholders approve, at a stockholders meeting to be held on December 4, 2015, a proposal to authorize our Board to effect a reverse stock split at a ratio to be determined by the Board. We cannot be sure that our share price will regain compliance timely.

NASDAQ's notice has no immediate effect on the listing of our common stock on the NASDAQ Capital Market.  However, we cannot assure you that we will be able to meet this or other continued listing requirements of NASDAQ.

Index
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

RLJ ENTERTAINMENT, INC.

Date:	November 16, 2015	By:	/S/ MIGUEL PENELLA

Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2015	By:	/S/ MARK NUNIS

Mark Nunis
Chief Accounting Officer
(Principal Financial and Accounting Officer)