Form 10-K
period 2015-12-31
RLJ ENTERTAINMENT, INC.
filed 2016-04-15
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates computed on June 30, 2015, based on the sales price of $0.39 per share:  Common Stock - $2,919,755.  All directors and executive officers have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

The number of shares outstanding of the registrant’s common stock as of March 31, 2016:  14,132,820

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its proxy statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

RLJ ENTERTAINMENT, INC.

Form 10-K Annual Report

For The Year Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2015 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•

Our financial performance, including our ability to achieve improved results from operations, including improved earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, loss on extinguishment of debt, goodwill impairments, severance costs, costs to modify debt, change in fair value of stock, warrants and other derivatives, stock-based compensation and basis-difference amortization in equity earnings of affiliate (or Adjusted EBITDA);

•	The effects of limited cash liquidity on operational performance;
•	Our obligations under the credit agreement, including our principal repayment obligations;
•	Our ability to satisfy financial ratios;
•	Our ability to generate sufficient cash flows from operating activities;
•	Our ability to raise additional capital to reduce debt, improve liquidity and fund capital requirements;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
•

Our ability to maintain relationships with customers, employees and suppliers, including our ability to enter into revised payment plans, when necessary, with our vendors that are acceptable to all parties;

•	Delays in the release of new titles or other content;
•	The effects of disruptions in our supply chain;
•	The loss of key personnel;
•	Our public securities’ limited liquidity and trading; or
•	Our ability to meet the NASDAQ Capital Market continuing listing standards and maintain our listing.

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed above and elsewhere, including “Item 1A. Risk Factors” below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline and you may lose all or part of your investment, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS

Overview

RLJ Entertainment, Inc. (or RLJE) is a global entertainment content distribution company with a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America. RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.” The use of “we,” “our” or “us” within this Annual Report is referring to RLJE and its subsidiaries.

A summary of our significant corporate entities and structure is as follows:

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban-themed programming and full-length motion pictures. We acquire this content in two ways:

•

Through long-term exclusive licensing agreements where we secure multiple rights to third-party programs. Generally, the rights we secure include broadcast, theatrical, digital (transactional and streaming), and physical (DVD and Blu-ray), and;

•

Through development, production and ownership of original drama television programming through our wholly-owned U.K. subsidiary, RLJ Entertainment Limited (or RLJE Ltd.) and our 64%-owned subsidiary, Agatha Christie Limited (or ACL).

We control an extensive program library in genres such as British mysteries and dramas, urban/African-American, action/thriller and horror, fitness/lifestyle and long-form documentaries.

We monetize our library content through carefully managed distribution windows across multiple platforms including broadcast/cable channels, digital distribution formats (which are subscription video on demand (or SVOD), ad-supported video on demand (or AVOD), download-to-own and download-to-rent), and DVD and Blu-ray retail and online e-commerce.

We market our products through a multi-channel strategy encompassing:

•	The licensing of original program offerings through our wholly-owned subsidiary, RLJE Ltd. and our 64%-owned subsidiary, ACL (our Intellectual Property Licensing or IP Licensing segment);
•	Wholesale through digital, mobile, broadcast, cable partners, e-commerce and brick and mortar (our Wholesale segment); and
•

Direct-to-consumer activities in the United States (or U.S.) and United Kingdom (or U.K.) including traditional and e-commerce offerings and our proprietary subscription-based digital platforms (our Direct-to-Consumer segment).

RLJE Ltd. manages and develops our intellectual property rights on British drama and mysteries. Our owned content includes 28 Foyle’s War made-for-TV films; multiple instructional Acacia titles; and through our 64% ownership interest of ACL, the Agatha Christie library. ACL is home to some of the world’s greatest literary works of mystery fiction, including Murder on the Orient Express, Death on the Nile and And Then There Were None and includes publishing and TV/film rights to iconic sleuths such as Hercule Poirot and Miss Marple. The Agatha Christie library contains a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films. In the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie. Our television productions are typically financed by the pre-sale of certain distribution rights, typically being international TV distribution rights, as well as tax credits. The pre-sale of these rights, alongside the realization of tax incentives, allows RLJE Ltd. to reduce production risks.

Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirecTV and Hulu. We have a catalog of owned and long-term licensed content that is segmented into brands such as Acorn (British drama/mystery, including content produced by ACL), RLJE Films (independent feature films, action/thriller horror), Urban Movie Channel (or UMC) (urban), Acacia (fitness), and Athena (documentaries).

Our Direct-to-Consumer segment includes the continued roll-out of our proprietary subscription-based digital channels, such as our British mystery and drama network, Acorn TV and UMC, a channel focused on quality urban content showcasing feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences. As of December 31, 2015, Acorn TV had over 195,000 paying subscribers, compared to 118,000 as of the end of December 2014. We expect the subscriber base to continue to grow in 2016 for all of our subscription-based digital channels as we add more exclusive content to the channels.

Acorn TV was launched in July 2011 and features British mysteries and dramas with exclusive streaming of certain series such as Agatha Christie’s Poirot, Foyle’s War, Doc Martin, Murdoch Mysteries and Midsomer Murders. Acorn TV can be accessed through AppleTV, iDevices, Roku, Amazon Prime, Samsung SmartTVs and Blu-ray players and on fixed and mobile web at www.acorn.tv.

During 2015, we built brand awareness and increased programming for UMC, our proprietary urban digital network targeting a broad range of urban/African-American households in the U.S. The channel provides a broad range of titles to an audience that is underserved in viewing African-American and urban content. The channel leverages our current urban content library along with investments in new content in the form of licensing acquisitions which premiere on UMC such as: The Sin Seer, Blackbird, Playin’ for Love, Hiding in Plain Sight, Find A Way, Chasing Ghosts, My Name is David and The Things We Do for Love. UMC offers a 14-day free trial to attract new subscribers and can be accessed through Roku, Amazon Prime, FireTV and on fixed and mobile web at www.UrbanMovieChannel.com.

During 2015, we refocused our health and lifestyle offering by re-launching Acacia TV with newly produced original content and a fitness questionnaire to offer personalized recommendations for customers based on their health and fitness goals. This new digital channel is available on computers, tablets and smartphones and the internet at www.acacia.tv, and on Roku. In addition we entered into an agreement with Lukup, an Indian ISP, to offer Acacia TV as part of their OTT service on their proprietary set top box.

In Q4 2015, our three SVOD channels were featured in Amazon Prime’s add-on streaming video service launch. This strategic expansion into 3rd party distribution of our proprietary SVOD services offers us a significant increase in addressable audience and brand awareness.

Strategic Direction of the Company

RLJE’s management believes that the continued convergence of television and the internet will deepen competition for the attention of viewers and increase the value of content, in particular for scripted television, independent feature films and niche programming. RLJE intends to create long-term value for its shareholders by investing in its program library and building proprietary SVOD channels for its target audiences:

•

Program library: RLJE intends to focus its content investments primarily in the development of IP rights for television dramas and the licensing of exclusive rights for scripted television, independent feature films, urban content and documentaries.

•

Proprietary SVOD channels: RLJE will continue to invest in the development of proprietary SVOD channels such as Acorn TV and UMC in order to develop a direct and ongoing relationship with viewers with specific interests. We plan to explore additional third-party distribution opportunities with digital delivery partners such as Amazon, but also with traditional Multichannel Video Programming Distributors (or MVPDs) who see the value in placing niche SVOD channels alongside traditional free-to-air and cable channels.

•	Other long-term growth strategies include:
•	The increased exploitation of our film and television library outside the U.S. with a particular emphasis on key markets such as Europe and Asia.
•	The acquisition of content libraries that either fits or complements our genre-based focus.
•

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

RLJE invests approximately $40 million to $45 million annually in content.  These investments are added to our balance sheet as program rights and are expensed through the statement of operations as either amortization of advances or as overage royalty payments. During 2015, management worked extensively on the reallocation of our content investments pursuing content with higher financial returns and strong strategic value. Management terminated content genres and content agreements that were either not profitable, not meeting our financial goals, or areas where we could not acquire comprehensive long-term distribution rights or control over the content. Additionally, Management completed the re-alignment of the Company’s investment across key genres, mainly British mystery and dramas, urban, action-thriller and horror and documentaries.

Our investments in content provide us with significant cash flows and generate working capital, which are continuously re-deployed to acquire or produce new content and fund strategic initiatives. Some of the key program releases in 2015, which generated a significant amount of revenues for us, and planned releases for 2016 are as follows:

British Mystery and Drama

•Foyle's War, Set 8 (Series 9)

•Foyle’s War, The Complete Saga

•Partners In Crime

•Doc Martin, Series 7

•Doc Martin, Six Surly Seasons + Movies

•A Place to Call Home, Seasons 1 & 2

•Anzac Girls

•Detectorists

•Vera, Set 5

•Miss Fisher’s Murder Mysteries, Series 3

•Murdoch Mysteries, Season 8

•Murdoch Mysteries, The Movies

•Midsomer Murders, Set 25,

•Midsomer Murders, Series 16 & 17

•The Code, Series 1

•Brokenwood Mysteries, Series 1

•New Tricks, Season 11

•George Gently, Series 7

•Restless

Urban •Blackbird •Daddy’s Home •Mysterious Ways •Where the Children Play
Feature Films •The Cobbler •The Rewrite •Bone Tomahawk •Pay the Ghost •Catching Faith •The Journey Home

Horror

•Some Kind of Hate

•A Christmas Horror Story

•Condemned

•The Invoking 2

•June

•Zombieworld

•Burying the Ex

•Return to Sender

•Infected

•Dark Was the Night

•Frankenstein vs. The Mummy

•Digging Up the Marrow

•Wolfcop

•The Houses October Built

•The Town That Dreaded Sundown

DocumentarY •The Story of Women and Art •Understanding Art: Baroque & Rococo •World War One: The People’s Story •The Story of Women and Power •The Art of the Heist

2016 Planned Releases

•Criminal Activities

•Kickboxer

•And Then There Were None

•Murdoch Mysteries, Season 9

•The Fall, Series 2

•Humans

•Soundbreaking

•The Last Panthers

•Vera, Series 6

•19-2, Season 1

•Agatha Raisin, Series 1

•Suspects, Set 1

•Nina

•Adulterers

•#LuckyNumber

•Bound: Africans vs. African Americans

Growth Strategy

The last 12 months were primarily dedicated to the acquisition and development of content and the growth of the subscriber base and addressable audience for our proprietary digital channels. Our growth strategy for the next 12 to 18 months is focused on improving operating results and increasing EBITDA primarily through the expansion of our proprietary SVOD channels Acorn TV and UMC and the continued optimization of our distribution activities.

•

Acquisition of long-term and exclusive broad exploitation rights for finished programs across key genres that meet financial criteria of at least 20% targeted ROI including allocation of all direct and indirect costs through net income before taxes;

•	Production and purchase of new intellectual property rights, particularly for British scripted dramas and mysteries, and urban/African-American content;
•

Expansion of content offerings on Acorn TV and UMC. In particular, through new investments in exclusive content, promotion and improved information technology (or IT) infrastructure. Our proprietary digital platforms also create opportunities for RLJE to improve gross margin as the cost to deliver can be considerably lower;

•	Expansion of international distribution footprint. Expand licensing and direct exploitation efforts in territories such as Europe and Asia.

Our business model minimizes production and box-office risks by acquiring finished products with long-term rights over multiple platforms. Our business goals are to grow our digital streaming channels through the development, acquisition and distribution of exclusive rights of program franchises and feature film content.  In addition, our business is complemented, particularly in the British mystery and drama genre, by the development of our own IP, whereby we leverage the operations of RLJE Ltd. and our relationships in the U.K. including our 64% ownership of ACL. We strive to maximize the value of our program library by pursuing the development and acquisition of content with long-term value and by actively managing all windows of exploitation. Also, our brands and long-running franchises promote customer loyalty and lower our overall investment risk.

Our Primary Brands

We focus on high-quality British mystery and drama television, action and thriller independent feature films and diverse urban content, and documentary lines. Titles are segmented into genre-based, franchise and content program lines and are exploited through our various brands. Our brands are as follows:

Known for specializing in the best of British television, Acorn Media Group (or Acorn) monetizes high-quality dramas and mysteries to the broadcast/cable and home video windows within the North American, U.K. and Australian markets. We further leverage the Acorn brand in our direct-to-consumer outlets in the U.S. and U.K. for our home-video releases and other complementary merchandise. With a mission to provide exceptional entertainment, imaginative gifts and uncommon quality, we market to consumers via print catalogs, online e-commerce, and our subscription-based digital channel, Acorn TV. Acorn TV, offers viewers over 1,000 hours of high-quality British television programming, streaming 24/7 without commercials and on demand. New content is added on a weekly basis. Paid subscribers have access to all of the available programming, but Acorn TV offers several options to “try before you buy” through Apple TV and iDevices, Roku, Samsung SmartTVs and fixed and mobile web. Some of the series currently airing on Acorn TV are Jack Irish, 19-2, Janet King, Vera: Set 6, Midwinter of the Spirit, Suspects, Detectorists and A Place to Call Home. As of December 31, 2015, Acorn TV surpassed 195,000 paid subscribers. The Acorn catalog (www.acornonline.com) focuses on British television, specialty programming and other distinctive merchandise. Our Acorn brand generates revenues that are reported in the IP Licensing (Agatha Christie revenues), Wholesale (DVD and digital download sales) and Direct-to-Consumer segments (catalog sales and digital channels revenues).

RLJE Ltd. provides us access to new content as a permanent presence in the U.K. television programming community, and manages and develops our intellectual property rights. Our owned content includes the Agatha Christie branded library, through our 64% ownership interest in Agatha Christie Limited (or ACL) acquired in February 2012. The bestselling novelist of all time, Agatha Christie has sold more than 2 billion books, and her work contains a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 TV productions. Acorn is known for mystery and drama franchises and has been releasing TV movie adaptations featuring Agatha Christie’s two most famous characters, Hercule Poirot and Miss Marple, for over a decade; both series ranking among our all-time bestselling lines. Through ACL, we manage the vast majority of Agatha Christie publishing and television/film assets worldwide and across all mediums and actively develop new content and productions. In addition to film and television projects, in the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie. The Agatha Christie family retains a 36% holding, and James Prichard, Agatha Christie’s great-grandson, remains Chairman of ACL.

RLJ Entertainment (or RLJE) is a leading film and television licensee focusing on action, thriller and horror independent feature films. RLJE licenses exclusive long-term exploitation rights across all distribution channels, with terms ranging generally from 5 to 25 years. RLJE content is currently distributed primarily in the U.S. and Canada through broadcast/cable, physical and digital platforms. In 2014, we began to exploit RLJE content in the U.K. and Australia. Our RLJE titles that generated the highest amount of revenues in 2015 were Pay the Ghost, Bone Tomahawk and The Cobbler. All of the revenues generated by the RLJE brand are included in our Wholesale segment.

UMC, or Urban Movie Channel, was created by Robert L. Johnson, Chairman of RLJ Entertainment and founder of Black Entertainment Television (BET).  UMC is a premium subscription-based service which features quality urban content showcasing feature films, documentaries, original series, stand-up comedy and other exclusive content for African American and urban audiences.  New titles added weekly include live stand-up specials like Martin Lawrence Presents:  1st Amendment Stand Up and Comedy Underground Series, and performances featuring Academy Award® winner Jamie Foxx and comedic rock star Kevin Hart; dramas including Blackbird starring Academy Award® winning actress and comedian Mo'Nique, Isaiah Washington, and directed by Patrik-Ian Polk, and Playin’ For Love, starring and directed by Robert Townsend; documentaries including Bill Duke’s Dark Girls and I Ain’t Scared of You: A Tribute to Bernie Mac; action/thrillers including The Colony starring Laurence Fishburne; and stage play productions including What My Husband Doesn’t Know by David E. Talbert.  Subscribers can access UMC from multiple devices (tablet, phone and laptop), on Roku, Amazon Prime and Amazon FireTV to watch movies from today’s most recognizable talent available on demand and commercial-free.

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

The Madacy library includes classic television and historical footage, as well as numerous special-interest projects. Some of the widely distributed titles include The Three Stooges, The John Wayne Collection, The Lone Ranger Collection, Bonanza and The Beverly Hillbillies, as well as documentaries about World War I and II, the Civil War, the Vietnam War, NASA, dream cars, trains and various travel collections.

Trademarks

We currently use several registered trademarks including: RLJ Entertainment, Acorn, Acorn Media, Acorn TV and UMC - Urban Music Channel. We also currently use registered trademarks through our 64%-owned subsidiary ACL including: Agatha Christie, Miss Marple and Poirot.

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

Segments

Management views the operations of the Company based on three distinct reporting segments: (1) Intellectual Property Licensing (or IP Licensing); (2) Wholesale; and (3) Direct-to-Consumer. Operations and net assets that are not associated with any of these operating segments are reported as “Corporate” when disclosing and discussing segment information. The IP Licensing segment includes intellectual property rights that we own, produce and then exploit worldwide in various formats including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in the same markets as our owned content. The Wholesale segment exploits the content to third parties such as Walmart, Best Buy, Target, Amazon and Costco while the Direct-to-Consumer segment distributes directly to the consumer through different exploitation channels. The Direct-to-Consumer segment distributes film and television content through our proprietary, subscription-based, digitally streaming channels (Acorn TV and UMC), our e-commerce websites and mail-order catalogs. The segment also sells complementary merchandise through our mail-order catalogs: Acorn and Acacia.

Net revenues by reporting segment for the periods presented are as follows:

	Years Ended December 31,
(In thousands)	2015	2014
IP Licensing	$3,107	$8,752
Wholesale	86,241	91,379
Direct-to-Consumer	35,569	37,558
Total revenues	$124,917	$137,689

Assets for each reporting segment and Corporate as of December 31, 2015 and 2014 are as follows:

	December 31,
(In thousands)	2015	2014
IP Licensing	$22,707	$30,197
Wholesale	112,066	140,935
Direct-to-Consumer	10,514	12,049
Corporate	6,173	8,873
	$151,460	$192,054

IP Licensing

A summary of the IP Licensing segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Revenue	$3,107	$8,752
Operating costs and expenses	(2,276)	(6,662)
Depreciation and amortization	(143)	(115)
Share in ACL earnings	2,217	2,580
IP Licensing segment contribution	$2,905	$4,555

Our IP Licensing segment includes owned intellectual property that is either acquired or created by us and is licensed for exploitation worldwide. The operating activities primarily consist of our 100% interest in Foyle’s War Series 8 and Series 9, as well as certain distribution rights pertaining to content acquired from ACL. Our IP Licensing segment does not include revenues generated or costs incurred from the exploitation of Foyle’s War Series by our Wholesale segment. Also included is our 64% interest in ACL. ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors by the minority shareholder. Gross margin percentages generated from content that is owned is generally higher than margins realized from content that is not owned.

As part of our growth strategy, we plan to continue to produce and own more intellectual property with an emphasis in British mysteries and dramas and urban programming.

Wholesale

A summary of the Wholesale segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Revenue	$86,241	$91,379
Operating costs and expenses	(80,972)	(85,595)
Depreciation and amortization	(2,213)	(1,684)
Goodwill impairment	(30,260)	—
Wholesale segment contribution	$(27,204)	$4,100

The Wholesale segment consists of acquisition of content, content enhancement and worldwide exploitation of exclusive content in various formats to third parties such as Amazon, Best Buy, Costco, Target and Walmart. We market and exploit our exclusive content through agreements that generally range from 5 to 25 years in duration. The revenues generated in our Wholesale segment are historically our most consistent revenue stream.

While standard DVD comprise a majority of our revenues within this segment, Blu-ray titles and related revenues continue to increase given the format’s growing acceptance. We believe that the affordability of larger screen high-definition television (or HDTV) and ease of use as an entertainment hub in consumer households will continue to accelerate the conversion from standard DVD to Blu-ray formats for all demographics. We also believe there is a significant opportunity for us to realize increased revenues from customers of Acorn branded British mystery and drama product who will be converting their standard DVD collection to Blu-ray. It is expected that future revenues generated from DVD and Blu-ray sales will decline and sale of content to consumers through digital, streaming video and downloading will increase in future years.

We engage in the exclusive licensing of the digital rights to our library of audio and video content. The demand for the types of programming found in our library continues to increase as new digital retailers enter the online marketplace. We seek to differentiate ourselves competitively by being a one-stop source for these retailers who desire a large and diverse collection of entertainment represented by our digital library. We enter into non-exclusive arrangements with retail and consumer-direct entities whose business models include the digital delivery of content. We continue to add video and audio titles to our growing library of exclusive digital rights. The near-term challenges faced by all digital retailers are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits. Some of our digital retailers include Amazon, Cinedigm, Google Play, Hoopla, Hulu, iTunes, Microsoft Xbox, Netflix, Overdrive, Shudder (AMC), Sony PlayStation, Vimeo, Vudu and YouTube.

We further exploit our product in the ‘traditional’ VOD channels, wherein consumers pay a fee to watch programming via their cable or satellite operators. This business model has expanded in recent years to include exclusive windows for VOD monetization prior to other channels of exploitation. For example, a high-profile release may be released on VOD prior to theatrical exploitation. In that instance, we would receive higher price points and better placement with our VOD providers. Our partners in the VOD space include AT&T, Cablevision, Comcast, DirecTV, Dish, iNDemand, Verizon and Vubiquity. We also exploit our product to cable networks in the United States. Traditionally, our Acorn product has been sold to PBS or its affiliated stations, while our feature-length product has been sold to a wide array of customers. These cable networks include BET, Foxtel, HBO, Ovation, Showtime and Starz.

Outside North America and the U.K., we sublicense distribution in the areas of home entertainment, television and digital through distribution partners such as BET International, Universal Music Group International, Universal Pictures Australia and Warner Music Australia, each of which pays us a royalty for their distribution of our products.

Direct-to-Consumer

A summary of the Direct-to Consumer segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Revenue	$35,569	$37,558
Operating costs and expenses	(41,303)	(41,413)
Depreciation and amortization	(3,084)	(3,415)
Goodwill impairment	—	(981)
Direct-to-Consumer segment contribution	$(8,818)	$(8,251)

The Direct-to-Consumer segment exploits the same film and television content as the Wholesale segment but exploits the content directly in the U.S. and the U.K. to consumers through various proprietary SVOD channels and in our catalogs (Acorn and Acacia) and our e-commerce websites. To date, we have three proprietary digital subscription channels, which are Acorn TV, UMC and Acacia TV. We are continually rolling-out new content on our digital channels and attracting new subscribers. As of December 31, 2015, Acorn TV had over 195,000 subscribers compared to 118,000 subscribers at December 31, 2014.

During 2015, we delivered 18.9 million catalogs and flyers of which 17.9 million were delivered in the U.S. and 950,000 were delivered in the U.K. We had approximately 3.5 million visitors in 2015 to our e-commerce websites with 4.4% of the visitors purchasing our products. The catalogs and online businesses have diverse product offerings marketed to a select audience. Through our brands, Acorn and Acacia, our product offering includes DVDs, lifestyle products for the discerning British mystery consumer, apparel, jewelry and decorative household items. Proprietary DVD revenue was negatively impacted by the 2015 release calendar as compared to the previous year, but remains as the dominant revenue driver for the Direct-To-Consumer segment.

Despite generating revenues in excess of $10.0 million for each of the past two years, the Acacia catalog has not secured a large enough market share to become profitable. The health and fitness sector has become increasingly competitive and digital in nature, thereby reducing opportunities for merchandise cross and up-selling. Management has therefore decided to exit the Acacia catalog and online business and focus on distributing Acacia content through RLJE’s third-party wholesale channels and its direct-to-consumer SVOD service Acacia TV.

Outsourced Services

Under a Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE), SPHE acts as our exclusive manufacturer in North America to meet our hard good manufacturing requirements (DVD and Blu-ray) and to provide related fulfillment and other logistics services in exchange for certain fees. Our agreement with SPHE expires in August 2019. Under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and also the risk of inventory loss with respect to the inventory they manage on our behalf.

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

•	Access SPHE’s point-of-sale reporting systems to better manage replenishment of store inventories on a daily basis; and
•	Access SPHE’s extensive scan-based trading network that features product placement in over 20,000 drug and grocery outlets.

We also outsource certain post-production and creative services necessary to prepare a disc master for manufacturing and packaging/advertising materials for marketing of our products. Such services include:

•	Packaging design;
•	DVD/Blu-ray authoring and compression;
•	Menu design;
•	Video master quality control;
•	Music clearance; and
•	For some titles, the addition of enhancements, such as:
•	multiple audio tracks;
•	commentaries;
•	foreign language tracks;
•	behind-the-scenes footage; and
•	interviews.

In the U.S., Brightcove is our outsourced video delivery partner powering our proprietary SVOD channels and streaming services. Also in the U.S., Amazon Web Services is our cloud hosting partner powering our entire web portfolio and proprietary SVOD channels.

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

Marketing and Sales

Our in-house marketing department manages promotional efforts across a wide range of off-line and online platforms. Our marketing efforts include:

•	Point-of-sale advertising;
•	Print advertising in trade and consumer publications;
•	Television, outdoor, in-theater and radio advertising campaigns;
•	Internet advertising, including viral and social network marketing campaigns;
•	Direct-response campaigns;
•	Dealer incentive programs;
•	Trade show exhibits;
•	Bulletins featuring new releases and catalog promotions; and
•	Public relations outreach programs.

RLJE maintains its own sales force and has a direct selling relationship with the majority of its broadcast and cable/satellite partners, and retail customers. We sell our programs to broadcasters, cable and satellite providers, traditional and specialty retailers, internet retailers, rental outlets, wholesale distributors and through alternative exploitation efforts, which includes direct-to-consumer print catalogs, proprietary e-commerce websites, direct-response campaigns, subscription service/club sales, proprietary SVOD subscription channels, home shopping television channels, other non-traditional sales channels, kiosks and sub-distributors. Examples of our key broadcast/cable/satellite partners are BET, DirecTV, Starz and public television stations. Examples of our key customers are Amazon.com, Best Buy Co., Costco, HMV, Target and Walmart,. Examples of our key distribution partners are All3Media, Alliance Entertainment, Ingram Entertainment and ITV Global Enterprises. Examples of key rental customers are Netflix and Redbox.

We also focus on special-market sales channels, to take advantage of our large and diverse catalog and to specifically target niche sales opportunities. Examples of our key customers within special markets are Midwest Tapes and Waxworks. Another special-market channel is scanned-based trading in conjunction with SPHE.

Additionally, in connection with our Distribution Services and License Agreement with SPHE, SPHE agreed to perform certain sales and inventory management functions at Best Buy, Target and Walmart. By using SPHE, we benefit from having a major studio present RLJE’s product alongside its own releases, which include well known motion pictures. SPHE is our primary vendor of record for shipments of physical product to North American retailers and wholesalers, and as the vendor of record, they are responsible for collecting these receivables and remitting these proceeds to us. In the U.K., similar services are provided by Sony DADC UK Limited.

Customer Concentration

For the year ended December 31, 2015, sales to Amazon accounted for 21.7% of our net revenues and sales to Walmart accounted 12.6% of our net revenues.  We do not have any other customers which accounted for more than 10.0% of our net revenues for the year.  Our top five customers accounted for approximately 54.8% of our net revenues for 2015, which includes Amazon and Walmart.  At December 31, 2015, SPHE and Netflix accounted for approximately 38.4% and 22.1%, respectively, of our gross accounts receivables.

Competition

We face competition from other independent distribution companies, major motion picture studios and broadcast and internet outlets in securing exclusive content distribution rights. We also face competition from online and direct-to-consumer retailers, as well as alternative forms of leisure entertainment, including video games, the internet and other computer-related activities. The success of any of our products depends upon consumer acceptance of a given program in relation to current events as well as the other products released into the marketplace at or around the same time. Consumers can choose from a large supply of competing entertainment content from other suppliers. Many of these competitors are larger than us. Our DVD and Blu-ray products compete for a finite amount of brick-and-mortar retail and rental shelf space. Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which can be supported by additional placement fees or previous sales success. Programming is available online, delivered to smartphones, tablets, laptops personal computers, or direct to the consumers’ TV set through multiple internet-ready devices and cable or satellite VOD. Digital and VOD formats are growing as an influx of new delivery devices, such as the Apple iPad and the Microsoft Xbox, gain acceptance in the marketplace. According to Pew Research based on a survey conducted in early 2015, 45% of U.S. adults own a tablet. We face increasing competition as these platforms continue to grow and programming providers enter into distribution agreements for a wider variety of formats.

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

Industry Trends

According to The Digital Entertainment Group (or DEG), consumer home entertainment spending in calendar 2015 exceeded $18 billion, up slightly from 2014. This slight increase was driven by the 16.4% increase in total digital spending showing that consumers are continuing to build their digital film libraries.

Digital-format revenues include electronic sell-through (or EST), VOD and subscription-based streaming. EST revenues for 2015 increased by 18.1% compared to 2014.  Total subscription-based programing revenues, including streaming and disc, increased by 18.3% in 2015 compared to 2014.

DEG reported that in 2015 the number of homes with Blu-ray playback devices, including set-top boxes and game consoles, was 104 million. DEG also reported that the number of households with HDTV is now more than 114 million.

According to PricewaterhouseCoopers LLP’s Global Entertainment and Media Outlook for 2015 to 2019, consumer spending for the overall physical home entertainment segment in the U.S. is projected to decline at a 9.4% compound annual rate over the 2015‑2019 period to approximately $5.3 billion in 2019. While the decline in consumer spending on physical home entertainment continues, it is substantially offset by the increase in consumer spending on electronic home video, primarily as a result of the growth of over-the-top (OTT) and SVOD services. Consumer spending in the U.S. on electronic distribution is projected to increase at a 14.6% compound annual rate over the 2015-2019 period, reaching $16.5 billion in 2019.

Employees

As of February 29, 2016, we had 88 U.S.-based employees at our Maryland, California and Minnesota locations.  We had 26 employees at our U.K. and Australia locations.  Our employees are primarily employed on a full-time basis.

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

Risks Relating to Our Liquidity and Credit Agreement

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions, which may or may not be successful, to satisfy our obligations under our indebtedness. Our ability to make scheduled payments depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service and other obligations, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures and development efforts, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured Credit Agreement with certain lenders and McLarty, as Administrative Agent. Our Credit Agreement and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	Our debt holders could declare all outstanding principal and interest to be due and payable; and
•	We could be forced into bankruptcy or liquidation.

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

These covenants may have an impact on our ability to raise additional debt or equity financing, competing effectively or taking advantage of new business opportunities.

Our Credit Agreement includes covenants that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be certain we will satisfy those ratios. As of March 31, 2015, we were not in compliance with our minimum cash balance requirement, which was waived by our lenders on April 15, 2015. As further discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Credit Agreement,” effective with the quarter ending December 31, 2016, the financial ratios adjust to become more restrictive than the current ratios.  For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or make an accelerated principal payment, which may be significant, on our senior debt.  Although we are currently in compliance with the financial ratios, there is no assurance that our financial results during the current fiscal year will enable us to meet the adjusted ratios or that the lenders will agree to further adjust the ratios.

Our Credit Agreement provides that the failure to comply with the financial ratios or other covenants or a material adverse change in our business, assets or prospects constitutes an “event of default.” If we are unable to comply with the financial ratios, comply with other covenants as specified in the Credit Agreement, our lenders may choose to assert an event of default under our Credit Agreement. In this event, unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which would have a material adverse effect on our liquidity, business, results of operations and financial condition.

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

Our liquidity depends on our cash-on-hand, operating cash flows and ability to collect cash receipts. At December 31, 2015, our cash and cash equivalents were approximately $4.5 million and, in accordance with the April 15, 2015 amendment to the Credit Agreement, we are required to maintain $1.0 million of cash at all times. We rely on our cash-on-hand, operating cash flows and ability to collect cash receipts to fund our operations and meet our financial obligations. Delays or any failure to collect our trade accounts receivable would have a negative effect on our liquidity.

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

We may seek additional funding and such capital may not be available to us. We are continuing to explore various financing alternatives. If we are unable to obtain additional capital, we may be required to delay or reduce our expansion, reduce our offering of products and services, forego acquisition opportunities, delay or reduce development or enhancement of services or products or delay or reduce our response to competitive pressures in the industry. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. If we raise additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders could be significantly diluted, and newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Market and industry factors may harm the market price of our common stock and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds.

Risks Relating to Our Business

We have limited working capital and limited access to financing. Our cash requirements, at times, may exceed the level of cash generated by operations. Accordingly, we may have limited working capital.

Our ability to obtain adequate additional financing on satisfactory terms may be limited; and our Credit Agreement prevents us from incurring additional indebtedness. Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock. We may be unable to raise adequate capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution. If adequate financing is not available at all or it is unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

Our business requires a substantial investment of capital. The production, acquisition and distribution of programming require a significant amount of capital. Capital available for these purposes will be reduced to the extent that we are required to use funds otherwise budgeted for capital investment to fund our operations and/or make payments on our debt obligations. Curtailed content investment over a sustained period could have a material adverse effect on future operating results and cash flows. Further, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our television programs or motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our operating cash flow and from other financing sources. Although we intend to continue to mitigate the risks of our production exposure through pre-sales to broadcasters and distributors, tax credit programs, government and industry programs, co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of new television programs and motion pictures. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We may be unable to recoup advances paid to secure exclusive distribution rights. Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution. Most agreements to acquire content require upfront advances against royalties or net profits participations expected to be earned from future distribution. The amount we are willing to advance is derived from our estimate of net revenues that will be realized from our distribution of the title. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates. If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of advances paid. We recorded impairments related to our investments in content of $3.2 million during 2015 and $4.8 million during 2014.

Our inability to maintain relationships with our program suppliers and vendors may adversely affect our business. We receive a significant amount of our revenue from the distribution of content for which we already have exclusive agreements with program suppliers. However, titles which have been financed by us may not be timely delivered as agreed or may not be of the expected quality. Delays or inadequacies in delivery of titles, including rights clearances, could negatively affect the performance of any given quarter or year. In addition, results of operations and financial condition may be materially adversely affected if:

•	We are unable to renew our existing agreements as they expire;
•	Our current program suppliers do not continue to support digital, DVD or other applicable format in accordance with our exclusive agreements;
•	Our current content suppliers do not continue to license titles to us on terms acceptable to us; or
•	We are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive or high-profile titles in a timely and efficient manner.

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

We depend on third-party shipping and fulfillment companies for the delivery of our products. If these companies experience operational difficulties or disruptions, our business could be adversely affected. We rely on SPHE, our distribution facilitation and manufacturing partner in North America, Sony DADC UK Limited in the U.K, and Trade Global, our fulfillment partner in the U.S., for a majority of our Direct-to-Consumer sales, to determine the best delivery method for our products. These partners rely entirely on arrangements with third-party shipping companies, principally Federal Express and UPS, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between our partners and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from our partners to our customers, could disrupt our business, reduce net sales and harm our reputation. Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

Economic weakness may adversely affect our business, results of operations and financial condition. The global economic downturn had a significant negative effect on our revenues and may continue to do so. As consumers reduced spending and scaled back purchases of our products, we experienced higher product returns and lower sales, which adversely affected our revenues and results of operations in previous years. Although domestic consumer spending has improved over the last few years, weak consumer demand for our products may occur and may adversely affect our business, results of operations and financial condition.

Our high concentration of sales to and receivables from relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations and financial condition. During 2015, sales to Amazon accounted for 21.7% of our net revenues and sales to Walmart accounted 12.6% of our net revenues.  Our top five customers accounted for approximately 54.8% of our net revenues for 2015, which includes Amazon and Walmart.  At December 31, 2015, SPHE and Netflix accounted for approximately 38.4% and 22.1%, respectively, of our gross accounts receivables.

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

Our business plan and future growth depend in part on our ability to commercialize the IP owned by ACL based on commissions for new programming from broadcasters, over whom we have no control. If we are unable to successfully implement this strategy, the results of operations and financial condition could be materially adversely affected. Our financial condition and results of operation will depend, in part, on our ability to commercialize the IP owned by ACL. Whether we are able to successfully commercialize the IP owned by ACL, including the creation of new content, will depend, in part, on ACL obtaining commissions for new programming from broadcasters (such as ITV, BBC and Sky in the UK, and Fox, Disney and other studios in the U.S.). The ability to obtain commissions for new programming from broadcasters will depend on many factors outside of our control, including audience preferences and demand, financial condition of the broadcasters, the broadcasters’ budgets and access to financing, competitive pressures and the impact of actual and projected general economic conditions. We cannot guarantee that we will be able to obtain such commissions for new programming within our anticipated timeframe or at all. Without such commissions for new programming, we may not be able to successfully commercialize the IP of ACL in a timely or cost-effective manner, if at all. Failure to obtain commissions for new programming could adversely affect our market share, revenue, financial condition, results of operations, relationships with our distributors and retailers and our ability to expand our market, all of which would materially adversely affect our business, revenues and financial results.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed. Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Moreover, we believe that our success greatly depends on the contributions of our Chairman, Robert L. Johnson, executive officers including Chief Executive Officer, Miguel Penella, and other key executives. Although we have an employment agreement with Mr. Penella, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market's perception of us. Competition for the caliber of talent required to acquire and exploit content continues to increase. If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition could suffer.

We face risks from doing business internationally. We exploit and derive revenues from television programs and feature films outside the U.S., directly in the U.K. and in Australia, and through various third-party licensees elsewhere. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	Laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	Changes in local regulatory requirements, including restrictions on content, differing cultural tastes and attitudes;
•	Differing degrees of protection for intellectual property;
•	Financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;
•	The instability of foreign economies and governments;
•	Fluctuating foreign exchange rates; and
•	War and acts of terrorism.

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

We have disclosed a material weakness in our internal control over financial reporting relating to the review of content ultimates and the preparation and review of reconciliations that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2014 and 2015, we identified material weaknesses in our internal control over financial reporting relating to the review of content ultimates and the preparation and review of reconciliations. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Management’s Annual Report on Internal Control over Financial Reporting” under Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of the annual report, management identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the review of content ultimates and the preparation and review of reconciliations. During fiscal 2015, we commenced a remediation plan to address these control deficiencies, which is currently being implemented.  We will evaluate the effectiveness of our remediation during 2016.

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

We will apply the updated 2013 COSO framework when assessing our internal controls for 2016.  These standards, among other things, expand the requirement to assess third-party information that is recorded within our financial statements.  Because we use third parties to facilitate a significant portion of our sales, we are required to expand our control assessment. There can be no assurances that our expanded assessment will not identify additional weaknesses that could be material or that we will be given adequate and timely access to the control environment of our third-parties sufficient to allow us to perform our assessment.

Risks Relating to Our Industry

Revenues from the sale of DVDs are declining. During calendar 2015, the standard DVD marketplace experienced the ninth straight year-over-year decline for the category since the format debuted in 1997. We estimate that approximately 49% of our current net revenue base is generated from the sale of physical goods, which include the revenues from the sale of DVDs. The continued maturation of the standard DVD format may continue to adversely affect our business, results of operations and financial condition.

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

If we fail to meet all applicable continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.  Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days or failure to timely file all required periodic financial reports with the SEC.  On January 12, 2016, we received a deficiency letter from NASDAQ, indicating that for the last 30 consecutive business days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until July 11, 2016, to regain compliance with this requirement. Although we are actively monitoring the bid price for our common stock and will consider all available options to resolve the deficiency, including effecting a reverse stock split in accordance with the authority conferred by the shareholders at the special meeting held on December 4, 2015, we cannot be sure that our share price will regain compliance timely.  As of March 31, 2016, the closing price of our common stock was $0.85 per share.

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

Any future issuances of equity may significantly affect the market price of our common stock. Future issuances of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding warrants, or other convertible securities, if any, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, our stockholders may experience substantial dilution and the price of our common stock may fall. New equity securities issued may also have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market. We are authorized to issue 250,000,000 shares of our common stock. As of March 31, 2016, we had 14,132,820 shares of our common stock outstanding, excluding shares issuable upon conversion of our outstanding preferred stock and exercise of our outstanding warrants. As of March 31, 2016, we had outstanding preferred stock convertible into 31,046,243 shares of our common stock at a conversion price of $1.00 per share and warrants to purchase 21,041,667 and 9,313,873 shares of our common stock at a price of $12.00 and $1.50 per share, respectively.  To the extent the shares of common stock are issued, preferred stock is converted or warrants are exercised, holders of our common stock will experience dilution.

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

RLJE’s principal executive office is located in Silver Spring, Maryland. We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates. All locations are leased. A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	June 30, 2022	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K.	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration	March 1, 2017	Wholesale
(1)	The segment descriptions above reflect the location’s primary activity.

We believe that our current offices are adequate to meet our business needs, and our properties and equipment have been well maintained.

ITEM 3.	LEGAL PROCEEDINGS

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

	Common Stock		Warrants
	High	Low	High	Low
2015
First quarter	$2.22	$1.44	$0.10	$0.08
Second quarter	$1.59	$0.28	$0.08	$0.08
Third quarter	$1.65	$0.34	$0.10	$0.10
Fourth quarter	$1.32	$0.47	$0.01	$0.01

2014
First quarter	$5.01	$4.31	$0.40	$0.22
Second quarter	$4.38	$3.36	$0.30	$0.22
Third quarter	$3.90	$2.28	$0.22	$0.05
Fourth quarter	$4.04	$1.98	$0.25	$0.08

Stockholders

As of March 31, 2016, there were 14,132,820 shares of our common stock outstanding, which were held by approximately 309 holders of record, warrants to purchase 21,041,667 shares of our common stock at a price of $12.00 per share held by approximately 30 holders of record and warrants to purchase 9,313,873 shares of our common stock at a price of $1.50 per share held by approximately 14 holders of record.  The number of holders of record does not include the number of persons whose securities are in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (1)
Equity compensation plans approved by security holders	—	$—	4,534,166
Equity compensation plans not approved by security holders:	—	—	—
Total	—	$—	4,534,166

(1)	Represents shares available for grant in the future under our 2012 Incentive Compensation Plan.

Additional information with respect to the shares of our common stock that may be issued under our existing stock-based compensation plans is disclosed in our consolidated financial statements in Note 14, Stock-Based Compensation.

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

RLJE is a global entertainment content distribution company for distinct, passionate audiences.  We strive to be a preferred source and destination for entertainment for a variety of distinct audiences with particular and special programming interests.  We acquire, develop and exploit television, film and other media content agnostically across all platforms of distribution.  We actively manage all windows of exploitation to optimize the reach of our promotional efforts and maximize the value of our releases.

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban programming and full-length independent motion pictures.  We also develop, produce and own original programming through our wholly-owned subsidiary, RLJE Ltd, and our 64%-owned subsidiary, ACL.  We control an extensive program library in genres such as British mysteries and dramas, urban/African-American, action/thriller and horror, fitness/lifestyle and long-form documentaries.  Our owned content includes 28 Foyle’s War made-for-TV films, multiple instructional Acacia titles, and through our 64% ownership of ACL, the vast majority of the works of Agatha Christie.

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our 64%-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online and retail outlets (Wholesale segment); and (3) direct relations with consumers via proprietary SVOD channels, e-commerce websites and mail-order catalog (Direct-to-Consumer segment).

RLJE Ltd manages and develops our intellectual property rights on British drama and mysteries. Our owned content includes 28 Foyle’s War made-for-TV films; multiple instructional Acacia titles; and through our 64% ownership interest of ACL, the Agatha Christie library.  ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple.  The Agatha Christie library includes a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films.  In the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie.

Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others:  Amazon, Barnes & Noble, BET, Costco, DirecTV, Hulu, iTunes, Netflix, PBS, Showtime, Target and Walmart.  We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.  We have a catalog of owned and long-term licensed content that is segmented into brands such as Acorn (British drama/mystery, including content produced by ACL), RLJE Films (independent feature films, action/thriller horror), Urban Movie Channel (or UMC) (urban), Acacia (fitness), and Athena (documentaries).

Our Direct-to-Consumer segment includes our proprietary SVOD channels, such as Acorn TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary e-commerce websites and mail-order catalogs.  As of December 31, 2015, Acorn TV had over 195,000 paying subscribers.  As of February 29, 2016, Acorn TV had approximately 235,000 paying subscribers.  UMC, which launched in late-2014, has been adding over 2,000 subscribers per month since December 2015 and has close to 10,000 subscribers as of February 29, 2016.  We expect the subscriber base to continue to grow in 2016 for all of our subscription-based digital channels as we add more exclusive content to the channels.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast, DVD and Blu-ray, and digital (which include VOD, SVOD, streaming and downloading).  We also sublicense certain distribution rights to others to cover territories outside the U.S., the U.K. and Australia.  The Wholesale segment exploits content through third-party vendors such as Amazon, Best Buy, BET, Costco, DirecTV, Netflix, Showtime, Target and Walmart, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary SVOD channels, e‑commerce websites and mail-order catalogs.

Revenue Sources

Net revenues by reporting segment as a percentage of total net revenues for the periods presented are as follows:

	Years Ended December 31,
(In thousands)	2015	2014
IP Licensing (1)	2.5%	6.4%
Wholesale	69.0%	66.4%
Direct-to-Consumer	28.5%	27.2%
Total revenues	100.0%	100.0%

(1)	Reported net revenues exclude revenues generated by our 64% owned subsidiary, ACL, which is accounted for under the equity method of accounting.

Revenues by geographical area as a percent of the total revenues are as follows:

	Years Ended December 31,
(In thousands)	2015	2014
United States	85.1%	81.6%
United Kingdom	13.3%	17.1%
Other	1.6%	1.3%
Total revenues	100.0%	100.0%

Wholesale Segment

DVD and Blu-ray

Our primary source of revenues within the Wholesale segment continues to be from the exploitation of exclusive content on DVD and Blu-ray through third-party vendors such as Amazon, Best Buy, Costco, Target and Walmart.

Digital, VOD and Broadcast

Revenues derived from digital and broadcast exploitation of our content continue to grow as a percentage of revenues.  Net revenues derived from digital, VOD, third-party SVOD and broadcast exploitation account for approximately 37.7% of the segment’s revenues in 2015 versus 30.3% in 2014.  This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption on portable devices such as smartphones and tablets, we believe we are well-positioned to capture business in this growing distribution channel.  Some of our digital retailers include Amazon, Cinedigm, Google Play, Hoopla, Hulu, iTunes, Microsoft Xbox, Netflix, Overdrive, Shudder (AMC) Sony PlayStation, Vimeo, Vudu and YouTube.  Our partners in the VOD space include AT&T, Cablevision, Comcast, DirecTV, Dish, iNDemand, Verizon and Vubiquity.

Other Licensing

We continue our efforts to acquire more programming with international rights.  Our key sublicensing partners, that cover territories outside the U.S., the U.K. and Australia, are with BET International, Universal Music Group International, Universal Pictures Australia and Warner Music Australia.  To date, most of the feature films we have acquired do not include rights outside of North America.  However, given our presence in the United Kingdom and Australia, we are focusing our efforts to acquire more programming in all English-language markets.  When appropriate, we now seek the greatest variety of distribution rights regarding acquired content in the greatest variety of formats.  We believe that this will allow us to further diversify revenue streams.

Direct-to-Consumer Segment

Our Direct-to-Consumer businesses are primarily in the U.S. and U.K. and comprise approximately one-fourth of our overall revenue base.  Non-video revenues include the sale of retail merchandise such as attire for women and men, home furnishings and decorator items and collectables.  Video revenues in our catalogs and website orders consist of the sale of owned and licensed video content in DVD, Blu-ray and digital formats and is generally the same content that is also sold to third parties through the Wholesale segment.

A majority of the Direct-to-Consumer segment revenues are derived from our mail-order catalogs (Acorn and Acacia), which also includes website orders.  The remaining revenues were derived from our online, proprietary, subscriber-based SVOD channels.  During 2015, revenues from our proprietary SVOD channels totaled $7.5 million, which represents an increase of $3.4 million when compared to 2014.

Despite generating revenues in excess of $10.0 million for each of the past two years, the Acacia catalog has not secured a large enough market share to become profitable. The health and fitness sector has become increasingly competitive and digital in nature, thereby reducing opportunities for merchandise cross and up-selling. Management has therefore decided to exit the Acacia catalog and online business and focus on distributing Acacia content through RLJE’s third-party wholesale channels and its direct-to-consumer SVOD service Acacia TV.

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

In addition to advances, upfront fees and production costs, the other significant expenditures we incur are:

•	DVD/Blu-ray authoring and replication and digitalization of program masters;
•	Packaging;

•	Advertising, promotion and marketing funds provided to wholesale partners;
•	Domestic shipping costs from self-distribution of exclusive content;
•	Personnel; and
•	Interest.

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

Highlights

Highlights for the year ended December 31, 2015 and other significant events are as follows:

•	Grew subscriber base for Acorn TV from 118,000 to 195,000 in 2015, and 260,000 as of the end of March 2016.
•	Revenues are down while gross margin percentages have increased. The gross margin increased to 26.9% for the year ended December 31, 2015 compared to 26.3% for the year ended December 31, 2014.
•

During December 2015, all three of our proprietary SVOD channels were featured in Amazon Prime’s add-on streaming video service launch, which provides us with a significant increase in addressable audience and brand awareness.

•

In December 2015, management approved and began implementing a plan to shut down unprofitable lines of business.  This includes closing the Acacia catalog that lost $4.0 million and $1.8 million during 2015 and 2014, respectively, and transitioning the Acorn catalog from a physical printed catalog that is mailed to an online catalog.

•

On May 20, 2015, we completed a $31.0 million capital restructuring by selling shares of preferred stock and warrants to acquire common stock.  After fees and expenses incurred, this reduced our debt balances from $85.8 million to $67.3 million and provided working capital of $10.6 million.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during 2015 and should be read in conjunction with our consolidated financial statements and related discussions within this Annual Report.

Results of Operations

A summary of the U.S. GAAP results of operations for the years ended December 31, 2015 and 2014, as disclosed in our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, herein referred to as our “consolidated financial statements” is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Revenues	$124,917	$137,689
Costs of sales	91,328	101,454
Gross profit	33,589	36,235
Operating expenses	80,624	50,710
Loss from operations	(47,035)	(14,475)
Equity earnings of affiliate	2,217	2,580
Interest expense, net	(9,968)	(9,615)
Change in fair value of stock warrants and other derivatives	1,373	3,522
Loss on extinguishment of debt	—	(1,457)
Other expense	(1,402)	(1,356)
Provision for income taxes	(165)	(399)
Net loss	$(54,980)	$(21,200)

Revenues

The comparability of our revenues between years is affected by the early termination of a feature-film output deal, which was effective December 31, 2013 and for which we completed an inventory sell-off period during the first quarter of 2014.  A summary of net revenue by segment with and without the terminated output deal revenue for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Wholesale Revenue:
U.S.	$72,868	$77,057
Terminated Image output deal	—	1,059
U.S. excluding output deal	72,868	78,116
International	13,373	14,322
Total Wholesale	86,241	92,438
Direct-to-Consumer
Ecommerce Catalog U.S.	25,947	31,168
Proprietary Digital Channels	7,543	4,126
International Ecommerce	2,079	2,264
Total Direct-to-Consumer	35,569	37,558
Intellectual Property	3,107	8,752
Total revenues excluding terminated output deal revenues	124,917	138,748
Terminated output deal revenues	—	(1,059)
Total Revenues	$124,917	$137,689

Revenue for the year ended December 31, 2015 decreased $12.8 million when compared to the year ended December 31, 2014.  The decrease in revenues is primarily driven by our IP Licensing segment and our Wholesale segment, which declined by $5.7 million and $6.2 million, respectively.  The decrease in our IP Licensing segment is attributable to the U.K. broadcast release of the latest season of Foyle’s War during the third quarter last year with no similar releases this year.  The initial broadcast revenues for Foyle’s War last year were $8.7 million.  During 2015, our IP Licensing segment did release a new series, Partners in Crime, which was produced by ACL and is being distributed in part by RLJE Ltd.  However, for this new title, the initial broadcast revenues are being recognized by ACL and therefore those revenues are excluded from our consolidated revenue amounts.  The decrease in our Wholesale segment is attributable to us releasing fewer titles in 2015 compared to 2014, as we reduced the amount of cash we spent on content in 2015.  In 2015, we released 110 titles compared to 123 titles released in 2014.

The Direct-to-Consumer segment consists of digital streaming SVOD channels, and proprietary Acorn and Acacia branded e‑commerce websites and mail-order catalogs in both the U.S. and U.K.  We experienced a decline in revenues during 2015 when compared to 2014 from our Direct-to-Consumer segment as a result of lower e-commerce website and mail-order catalog revenues partially offset by an increase in our proprietary digital channel revenues.  During 2015, our Acorn and Acacia catalogs generated U.S. revenues of $14.8 million and $11.1 million, respectively, compared to $17.9 million and $13.3 million, respectively, during 2014.  The decrease in U.S. catalog revenues is attributable to reduced catalog circulation during 2015 when compared to 2014.  Our proprietary digital channel revenues increased $3.4 million from$4.1 million to $7.5 million during 2015 compared to 2014 due to an increase in subscribers for Acorn TV, which increased 65.3% from 118,000 paying subscribers as of December 31, 2014 to 195,000 paying subscribers as of December 31, 2015.  We are continually rolling-out new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of channels.

Cost of Sales (“COS”) and Gross Margins

A summary of COS by segment and overall gross margins for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
IP Licensing	$1,954	$6,213
Wholesale	68,866	73,615
Direct-to-Consumer	20,508	21,626
Total COS	$91,328	$101,454
Gross Margin	$33,589	$36,235
Gross Margin %	26.9%	26.3%

COS decreased by $10.1 million to $91.3 million for 2015 compared to the same period in 2014.  The decrease in COS is attributed to lower sales during the period, lower impairment charges and lower step-up amortization resulting from the Business Combination.  Impairment charges and step-up amortization are recorded in our Wholesale segment.  Our impairment charges recorded for content investments and inventories total $4.7 million and $7.1 million for the years ended December 31, 2015 and 2014, respectively.  Our step-up amortization decreased during 2015 compared to 2014 due to decreased revenues.  Our step-up amortization was $5.0 million and $7.7 million for 2015 and 2014, respectively.

As a percentage of revenues, our gross margin improved to 26.9% for 2015 compared to 26.3% for 2014.  The improvement is attributable primarily to our IP Licensing and our Wholesale segments.  Our IP Licensing margin improved because we are forecasting, on an ultimate basis, a higher margin for our new release, Partners in Crime, as compared to the latest season of Foyle’s War.  Our Wholesale segment margin improved primarily as a result of lower impairments.  Our Direct-to-Consumer gross margin percentage was effectively unchanged when comparing 2015 to 2014.

Operating Expenses (“SG&A”)

The following table includes a summary of the components of SG&A:

	Years Ended December 31,
(In thousands)	2015	2014
Selling expenses	$25,161	$24,510
General and administrative expenses	19,247	19,525
Depreciation and amortization	5,956	5,694
Goodwill impairment	30,260	981
Total operating expenses	$80,624	$50,710

SG&A increased by $29.9 million for the year ended December 31, 2015, compared to the same period in 2014.  The increase is due to a $30.3 million goodwill impairment charge recorded in 2015 compared to a similar charge in 2014 of $981,000.  The 2015 goodwill impairment charge is attributable to our Wholesale segment and was recorded because management concluded in 2015 that the segment’s book value for its U.S. operations exceeded its corresponding fair value.  Selling expenses increased during 2015 compared to 2014 due to increased internet support costs necessary to support the growth of Acorn TV.  Our general and administrative expenses continued to decrease as a result of our efforts to reduce overhead and related costs despite a slight increase in severance charges, which were $574,000 and $548,000 for 2015 and 2014, respectively.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) decreased $363,000 for the year ended December 31, 2015 to $2.2 million compared to 2014.  During 2015, ACL generated lower gross margins (revenues less film cost amortization) when compared to 2014.  ACL recognized increased revenues in 2015 resulting from two new releases (Partners in Crime and And Then There were None), but these increased revenues generated low margins as the initial broadcasters did not exercise their options for a second season.  Previous to these 2015 releases, ACL latest releases were in 2013, which realized better gross margins and disproportionally benefited 2014 when compared to 2015.  ACL is in process of completing the production of another made-for-television movie, which has not yet been released.

Interest Expense

Interest expense for the year ended December 31, 2015 was $10.0 million compared to $9.6 million for the same period in 2014.  Interest expense increased $353,000 during the current year due to an increased average debt balance owed under our Credit Agreement in 2015 as compared to 2014, and an increased interest rate payable (currently LIBOR plus 10.64%) when compared to the prior credit facility (which was approximately LIBOR plus 7.0%).  At the time the prior credit facility was refinanced in September 2014, the balance due was $55.7 million.  Once refinanced, the balance due increased to $70.0 million.  On April 15, 2015, we made an accelerated debt payment of $10.0 million.  During 2015, we also made quarterly principal payments on our Credit Agreement of $613,000 each.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our stock warrants and other derivative liabilities impacts the statement of operations.  A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense.  Changes in fair value are primarily driven by changes in our common stock price and its volatility.  For the years ended December 31, 2015 and 2014, the fair value of our stock warrants and other derivative liabilities decreased by $1.4 million and $3.5 million, respectively.

Loss on Extinguishment of Debt

When entering into the new Credit Agreement, we recognized a loss on extinguishment of debt of $1.5 million in the third quarter of 2014.  The loss primarily represents the expensing of unamortized debt discounts and deferred financing costs associated with the prior credit facility.

Other Expense

Other expense mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  During 2015 and 2014, the Pound weakened relative to the dollar and we recognized foreign currency losses of $1.1 million each year.

Income Taxes

We have fully reserved our net U.S. deferred tax assets, and such tax assets may be available to reduce future income taxes payable should we have U.S. taxable income in the future. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership.  As of December 31, 2015, we had NOL carryforwards for federal and state income tax purposes of approximately $87.3 million and approximately $59.6 million, respectively.

We recorded income tax expense of $165,000 and $399,000 for the years ended December 31, 2015 and 2014, respectively.  Our tax provision consists primarily of a deferred tax provision for certain deferred tax liabilities and a current tax provision for our U.K. operations.  We are recording a deferred tax provision and liability for our equity earnings of affiliate (ACL).  These earnings will be taxable in the U.K., when and if we dispose of our investment.  In 2015, we also reversed a previously recognized deferred liability related to goodwill amortization that was being provided for tax purposes.  Because of the goodwill impairment recognized, the deferred liability was reversed and is no longer being recognized for financial statement purposes.  This reversal resulted in us reducing our tax expense in 2015 by $411,000.  We are providing current income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 20%.  We are not providing a current tax provision (benefit) on our U.S. operations, other than for certain state minimum taxes, which are immaterial.

Adjusted EBITDA

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material non-cash items that allows investors to analyze the operating performance of the business using the same metric management uses.  The exclusion of non-cash items better reflects our ability to make investments in the business and meet obligations.  Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance.  Management uses this measure to assess operating results and performance of our business, perform analytical comparisons, identify strategies to improve performance and allocate resources to our business segments. While management considers Adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with US GAAP. Not all companies calculate Adjusted EBITDA in the same manner and the measure, as presented, may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2015	2014

Net loss	$(54,980)	$(21,200)
Amortization of content	54,624	58,807
Cash investment in content	(38,868)	(44,611)
Depreciation and amortization	5,956	5,694
Goodwill impairment	30,260	981
Interest expense	9,968	9,615
Loss on extinguishment of debt	—	1,457
Provision for income tax	165	399
Severance and costs to modify debt	886	548
Change in fair value of stock warrants and other derivatives	(1,373)	(3,522)
Stock-based compensation	310	769
Basis-difference amortization in equity earnings of affiliate	546	589
Adjusted EBITDA	$7,494	$9,526

During 2015, we started adding back basis-difference amortization in equity earnings when computing Adjusted EBITDA.  For comparability purposes, we made this adjustment retroactively for 2014.  Adjusted EBITDA decreased by $2.0 million for the year ended December 31, 2015 compared to the same period in 2014.  The decrease is primarily driven by lower revenues from our IP Licensing segment and lower equity earnings of affiliate.

A reconciliation of Adjusted EBITDA to our net cash (used in) provided by operating activities as reported in our consolidated statements of cash flows is as follows:

	Years Ended December 31,
(In thousands)	2015	2014
Adjusted EBITDA	$7,494	$9,526
Cash interest expense	(6,967)	(7,301)
Current income tax provision	(235)	(211)
ACL dividends in excess of earnings before basis-difference amortization	537	871
Changes in working capital	(10,214)	(1,061)
Severance and costs to modify debt	(886)	(548)
Foreign currency exchange loss	1,111	1,149
Net cash (used in) provided by operating activities	$(9,160)	$2,425

BALANCE SHEET ANALYSIS

Assets

Total assets at December 31, 2015 and 2014, were $151.5 million and $192.1 million, respectively.  The decline of $40.6 million in assets is mostly attributed to (i) the goodwill impairment of $30.3 million, (ii) amortization of other intangible assets of $5.0 million, (iii) a decline in investments in content of $7.1 million, which is due to the amortization from the Business Combination’s fair value adjustments of $5.0 million and impairments of $3.2 million, (iv) a decline in inventories of $2.3 million as customers continue to shift from physical consumption (DVD and Blue-ray) to digital (VOD and streaming), and (v) a decline in our equity investment in ACL of $2.2 million.  The decline in our equity investment is due to a combination of dividends paid of $3.3 million being greater than our share of net income from ACL of $2.2 million and a weakening Pound compared to the Dollar.

Offsetting these declines is an increase in accounts receivable of $7.6 million, which is due to a shift in our title releases for 2015 whereby more content was released in the fourth quarter this year compared to the same period last year.

A summary of assets by segment is as follows:

	December 31,
(In thousands)	2015	2014
IP Licensing	$22,707	$30,197
Wholesale	112,066	140,935
Direct-to-Consumer	10,514	12,049
Corporate	6,173	8,873
	$151,460	$192,054

Liabilities and Equity

The decline of liabilities and equity of $40.6 million is mostly attributed to the net loss of $55.0 million for the year ended December 31, 2015 that is included in accumulated deficit, offset by $12.5 million that is related to the issuance of preferred stock and warrants.  On May 20, 2015, we issued preferred stock and warrants for $31.0 million and concurrently reduced our debt obligations by $18.5 million, which consists of an accelerated principal payment of $10.0 million and $8.5 million of converted subordinated debt.

Liquidity and Capital Resources

Liquidity

A summary of our cash flow activities is as follows:

	Years Ended December 31,
(In thousands)	2015	2014

Net cash (used in) provided by operating activities	$(9,160)	$2,425
Net cash used in investing activities	(1,811)	(1,655)
Net cash provided by (used in) financing activities	8,818	(1,361)
Effect of exchange rate changes on cash	21	(421)
Net decrease in cash	(2,132)	(1,012)
Cash at beginning of year	6,662	7,674
Cash at end of year	$4,530	$6,662

At December 31, 2015 and 2014, our cash and cash equivalents were approximately $4.5 million and $6.7 million, respectively.  During the year ended December 31, 2015, our cash position was impacted by the following:

•

We incurred a net use of cash of $9.2 million resulting from our operating activities.  The net use of cash was largely attributable to a net increase (or investment) in working capital of $10.2 million.  During 2015, our accounts receivables increased by $7.9 million due to a shift in our title releases for 2015 whereby more content was released in the fourth quarter this year compared to the same period last year.  We continue to have significant short-term vendor debts, which are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term.  Bringing our vendor trade payables current continues to constrain our liquidity. During 2015, our accounts payable and accrued liabilities decreased by $921,000.  In 2014, we were able to reduce accounts payable and accrued liabilities by $7.8 million.

•

Our quarterly results are typically affected by:  (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer business which are 32% to 35% weighted to the fourth quarter and (c) we generally invest more cash on content during the first half of the year.

The aggregate cash used in operating activities during the year ended December 31, 2015 was provided by our financing activities and our cash reserves as of December 31, 2014, offset by cash used in investing activities.  For the year ended December 31, 2015, significant factors affecting cash provided by or used in our investing and financing activities were:

•

We received gross cash proceeds of $22.5 million by issuing preferred stock and warrants to purchase shares of common stock.  We used the proceeds to make accelerated principal payments of $10.0 million under our Credit Agreement as discussed below.

•	Made quarterly principal payments under our Credit Agreement totaling $2.4 million;
•	Made capital expenditures of $1.8 million.

We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations.  (1) We continue to have significant past-due vendor payables, which currently exceed $12.0 million.  These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image.  As we work to catch up on the acquired past-due payables, we have fallen behind on other payables.  We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made.  (2) We are forecasting that we may need to make an accelerated principal payment, which may be significant, on our senior debt during the fourth quarter of 2016 in order to meet our bank covenants.  This is because our bank covenants become more restrictive during the fourth quarter of 2016.  For example, our senior debt-to-Adjusted EBITDA ratio goes from 4:03 : 1:00 currently to 2:67 : 1:00.  For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or pay down our senior debt balance.  (3) We must maintain a certain level of content spend necessary to acquire new content that allows us to generate the revenues and margins necessary to meet our obligations.

To help address our liquidity risk, on May 20, 2015, we completed a $31.0 million capital restructuring transaction that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our credit agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for operational needs, (ii) modifying certain short-term financial covenants to maintain compliance and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and warrants and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance through 2016.  The capital restructure improved our liquidity by selling shares of preferred stock and warrants for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our credit agreement and pay fees and expenses incurred of approximately $1.9 million.  The remaining $10.6 million was available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.

We have taken actions to improve our operating results and Adjusted EBITDA in 2016 by exiting certain non-core operations that have been generating losses.  During December 2015, we approved and started implementing a plan to close our Acacia catalog operations, which incurred an operating loss of $4.0 million in 2015.  We are also exploring various financing alternatives, which includes raising additional capital and/or refinancing our existing senior debt.  There can be no assurances that we will be able to secure additional capital or be able to refinance our senior debt.  While our ability to meet our commitments is not dependent upon these efforts, if we were to complete one of these transactions, it would help to address our liquidity risk.  We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments.  However, there can be no assurances that we will be successful in achieving our 2016 forecasted operational results, generating sufficient cash flows from operations necessary to meet our future covenant requirements, or agreeing with vendors on revised payment terms.

If we are able to raise additional funds through the issuance of securities convertible into or exercisable for common stock, the percentage ownership of our stockholders may be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing common stockholders.  Market and industry factors may harm the market price of our common stock and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds.

Capital Resources

Cash

As of December 31, 2015, we had cash of $4.5 million, as compared to $6.7 million as of December 31, 2014.

Senior Term Notes

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the Credit Agreement) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent.  On April 15, 2015, we entered into an agreement with the lenders to amend the Credit Agreement whereby (i) the interest rate was increased to LIBOR plus 10.64%, (ii) certain financial statement and other reporting and lending communication requirements were modified, (iii) certain financial covenants were made less restrictive for the quarters ended March 31, 2015 and June 30, 3015, (iv) the Minimum Cash Balance (as defined in the Credit Agreement) that we are required to maintain was lowered to $1.0 million, and (v) the lenders consented to the issuance of preferred stock and warrants (see Preferred Stock below).  The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to LIBOR plus 10.64%.  LIBOR has a floor of 0.25%.  Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

Under the Credit Agreement, interest and principal is payable quarterly with principal payments beginning on December 31, 2014.  Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon: (1) the occurrence of consolidated excess cash flows, as defined in the Credit Agreement and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Agreement, but prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid the first year, (b) 3% if prepaid during the second year and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

The Credit Agreement contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit Agreement.  Financial covenants vary each quarter and generally become more restrictive over time.

Financial covenants include the following:

	December 31, 2014	December 31, 2015	2016	Thereafter
		(as amended)	(as amended)	(as amended)
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the amended Credit Agreement, we must maintain at all times a cash balance of $1.0 million.  As of December 31, 2015, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

In connection with the sale of preferred stock and warrants, we used $10.0 million of the cash proceeds to make partial payment on the Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees and other expenses associated with the transaction.

Subordinated Notes Payable

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders).  The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated promissory notes currently bear an interest rate of 1.5% per annum, of which 45% is payable in cash annually and the balance is accrued and added to the principal, which is payable upon maturity.  During the second quarter of 2014, interest was due of $992,000 and added to the principal balance of these notes and the remainder was paid to the debt holders.  At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

On April 15, 2015, we entered into an agreement to amend the subordinated promissory notes (the Note Amendment) that were issued to the Subordinated Note Holders.  The principal terms of the Note Amendment are as follows:

(a)	an agreement by the Subordinated Note Holders to convert 50% of the outstanding balance under the subordinated notes into shares of preferred stock and warrants;
(b)

amendments to the subordinated notes (i) changing the interest rate payable from 12% to 1.5% per annum for the 24‑month period commencing on January 1, 2015, and then 12% per annum thereafter; and (ii) specifying that 45% of the interest due will be payable in cash and the remainder of the accrued interest will be payable in the form of additional subordinated notes; and

(c)	a waiver of any existing defaults and events of default.

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of Subordinated Notes for 8,546 shares of preferred stock and 2,564,000 warrants.  At December 31, 2015, our principal balance due pursuant to these notes was $8.5 million.

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which included fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction.  The balance of the net cash proceeds was used for content investment and working capital purposes.  Of the fees incurred, $878,000 was recorded against the proceeds received, $450,000 was recorded as additional debt discounts, $250,000 was included as interest expense and the balance was included in other expense.

The preferred stock has the following rights and preferences:

•	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions, dividends and other payments upon liquidation.
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

•

Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.  If we were to redeem with shares of common stock, the number of shares that would be issued upon redemption is not determinable as the number of shares is contingent upon the then trading price of our common stock.  Generally, if we were to redeem with shares, the number of common shares needed for redemption increases as our common stock price decreases.

•

Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method.  During the years ended December 31, 2015 and 2014, we recognized accretion of $2.6 million and zero, respectively, which includes cumulative preferred dividends of $1.6 million (or $50.60 per share of preferred stock).

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

On February 25, 2016 the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2016‑2, Leases (the Update).  The Update requires that most leases, including operating leases, be recorded on the balance sheet as an asset and a liability, initially measured at the present value of the lease payments.  Subsequently, the lease asset will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments.  The amendments in this Update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We will adopt this Update beginning January 1, 2019 by applying a modified retroactive basis, which were are currently assessing.  As of December 31, 2015, we have a number of operating leases that will be affected (see Note 21, Commitments and Contingencies to our consolidated financial statements).

On April 7, 2015 the FASB issued Accounting Standards Update No. 2015‑3, Interest – Imputation of Interest (or ASU 2015-3).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-3 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We will adopt ASU 2015-3 beginning January 1, 2016 by applying the new guidance on a retroactive basis.  As of December 31, 2015 and 2014, we have unamortized debt issuance costs of $832,000 and $1.2 million, respectively that are currently recorded within prepaid expenses and other assets.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (or ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for RLJE on January 1, 2018.  Early application is not permitted.  The standard permits the use of one of three transition methods.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We are also assessing the transition methods available to implement this new accounting standard.  This update could impact the timing and amounts of revenue recognized within our consolidated financial statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (or ASU 2014-15), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances.  The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  We will adopt this ASU beginning with our annual period ending December 31, 2016, and interim periods within annual periods beginning after December 15, 2016.  Upon adoption, we will begin evaluating going concern under this guidance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements.  Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.  The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors.  We consider the following accounting policies to be critical in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue Recognition

Revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films and ASC 605, Revenue Recognition.  We generate our revenue primarily from the exploitation of acquired or produced content rights through various distribution channels.  The content is monetized in DVD format to wholesale, licensed to broadcasters including cable companies and digital platforms like Amazon and Netflix, and exploited through other windows including:  video-on-demand, direct-to-consumer, catalogs and subscription streaming channels.  Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserves, sales discounts and market development fund reserves.

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

Amortization expense on our other intangible assets is generally computed by applying the straight-line method, or based on estimated forecasted future revenues as stated below, over the estimated useful lives of trade names (11 to 15 years), website (three years), supplier contracts (seven years), customer relationships (five years), options on future content (seven years) and leases (two years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years (through 2014), 20% during the third year and the balance ratably over the remaining useful life.  The recorded value of our options on future content is amortized based on forecasted future revenues, whereby approximately 50% is being amortized over the first two years, 25% during the third year and the balance in decreasing amounts over the remaining four years.

Additional amortization expense is provided on an accelerated basis when the useful life of an intangible asset is determined to be less than originally expected.  Other intangible assets are reviewed for impairment when an event or circumstance indicates the value is lower than the current carrying value.

Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 30.4 million shares of our common stock, which are recorded at fair value on the consolidated balance sheets.  Warrants issued in 2012 to acquire 21.0 million shares of common stock contain a provision whereby the exercise price will be reduced if RLJE is reorganized as a private company.  Because of this provision, these warrants are accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

In May 2015, we issued additional warrants to acquire 9.3 million shares of our common stock.  We are accounting for these warrants as a derivative liability because the warrants contain a provision that allows the warrant holders to sell their warrants back to us, at their discretion, at a cash purchase price equal to the warrants’ then fair value, upon the consummation of certain fundamental transactions, such as a business combination or other change-in-control transaction.

Our preferred stock is convertible into shares of common stock at an exchange rate equal to 1,000 shares of common stock for each share of preferred stock, subject to adjustment for any unpaid dividends.  The conversion rate is also subject to anti-dilution protection including adjustments for offering consummated at a per-share price of less than $1.00 per common share.  Because of the potential adjustments to the conversion rate, we have bifurcated the conversion feature from its host instrument (a preferred share) and we are accounting for the conversion feature as a derivative liability in accordance with ASC 815-40.

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

For a discussion of each of all our significant accounting policies, including information and analysis of estimates and assumptions involved in their application, see Note 2, Summary of Significant Accounting Policies to our consolidated financial statements.

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation.  Advance payments are generally due prior to and upon delivery of the related content.  To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered.  As of December 31, 2015, we had entered into licensing and distribution agreement for which we are obligated to pay $10.5 million once the related content has been delivered.

CONTRACTUAL COMMITMENTS

A table with our contractual commitments is not required for smaller reporting companies within our MD&A.  For information regarding our contractual commitments refer to Note 10, Debt and Note 21, Commitment and Contingencies to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A. Quantitative and Qualitative Disclosures about Market Risk is not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RLJ Entertainment, Inc.

Silver Spring, Maryland

We have audited the accompanying consolidated balance sheet of RLJ Entertainment, Inc. as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLJ Entertainment, Inc. at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Los Angeles, California

April 15, 2016

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RLJ Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of RLJ Entertainment, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KPMG LLP

McLean, Virginia

May 8, 2015

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

(In thousands, except share data)	December 31,
	2015	2014
ASSETS
Cash	$4,530	$6,662
Accounts receivable, net	24,997	17,389
Inventories, net	10,742	13,029
Investments in content, net	60,407	67,525
Prepaid expenses and other assets	2,801	2,633
Property, equipment and improvements, net	2,485	2,372
Equity investment in affiliate	20,098	22,281
Other intangible assets, net	10,769	15,272
Goodwill	14,631	44,891
Total assets	$151,460	$192,054
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued liabilities	$23,233	$24,582
Accrued royalties and distribution fees	51,552	42,493
Deferred revenue	1,900	5,006
Debt, net of discount	62,082	80,913
Deferred tax liability	1,839	2,002
Stock warrant and other derivative liabilities	10,678	601
Total liabilities	151,284	155,597
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and outstanding at December 31, 2015; and zero shares issued and outstanding at December 31, 2014; liquidation preference of $32,617 at December 31, 2015 and zero at December 31, 2014	21,346	—
Shareholders' (Deficit) Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 14,151,519 shares issued and outstanding at December 31, 2015 and 13,724,756 shares issued and 13,335,258 shares outstanding at December 31, 2014	14	14
Additional paid-in capital	85,391	87,706
Accumulated deficit	(105,514)	(50,534)
Accumulated other comprehensive loss	(1,061)	(729)
Treasury shares, at cost, zero shares at December 31, 2015 and 389,498 at December 31, 2014	—	—
Total shareholders' (deficit) equity	(21,170)	36,457
Total liabilities and shareholders' (deficit) equity	$151,460	$192,054

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	Years Ended December 31,
(In thousands, except per share data)	2015	2014

Revenues	$124,917	$137,689
Cost of sales
Content amortization and royalties	54,624	58,807
Manufacturing and fulfillment	36,704	42,647
Total cost of sales	91,328	101,454
Gross profit	33,589	36,235

Selling expenses	25,161	24,510
General and administrative expenses	19,247	19,525
Depreciation and amortization	5,956	5,694
Goodwill impairment	30,260	981
Total operating expenses	80,624	50,710
LOSS FROM OPERATIONS	(47,035)	(14,475)

Equity earnings of affiliate	2,217	2,580
Interest expense, net	(9,968)	(9,615)
Change in fair value of stock warrants and other derivatives	1,373	3,522
Loss on extinguishment of debt	—	(1,457)
Other expense	(1,402)	(1,356)
LOSS BEFORE PROVISION FOR INCOME TAXES	(54,815)	(20,801)
Provision for income taxes	(165)	(399)
NET LOSS	(54,980)	(21,200)
Accretion on preferred stock	(2,626)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(57,606)	$(21,200)
Net loss per common share:
Basic and diluted	$(4.52)	$(1.69)

Weighted average shares outstanding:
Basic and diluted	12,753	12,532

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2015 and 2014

	Years Ended December 31,
(In thousands)	2015	2014

Net loss	$(54,980)	$(21,200)
Other comprehensive loss:
Foreign currency translation loss	(332)	(1,039)
Total comprehensive loss	$(55,312)	$(22,239)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

Years Ended December 31, 2015 and 2014

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Equity
Balance at January 1, 2014	13,701	$13	$86,938	$(29,334)	$310	—	$—	$57,927
Issuance of restricted common stock for services	190	1	(1)	—	—	(166)	—	—
Forfeiture of restricted common stock	(97)	—	—	—	—	97	—	—
Forfeiture of founder shares	(459)	—	—	—	—	459	—	—
Stock-based compensation	—	—	769	—	—	—	—	769
Foreign currency translation	—	—	—	—	(1,039)	—	—	(1,039)
Net loss	—	—	—	(21,200)	—	—	—	(21,200)
Balance at December 31, 2014	13,335	14	87,706	(50,534)	(729)	390	—	36,457
Issuance of restricted common stock for services	1,305	1	—	—	—	(878)	—	1
Forfeiture of restricted common stock	(51)	—	—	—	—	51	—	—
Forfeiture of founder shares	(437)	(1)	1	—	—	437	—	—
Accretion on preferred stock	—	—	(2,626)	—		—		(2,626)
Stock-based compensation	—	—	310	—	—	—	—	310
Foreign currency translation	—	—	—	—	(332)	—	—	(332)
Net loss	—	—	—	(54,980)	—	—	—	(54,980)
Balance at December 31, 2015	14,152	$14	$85,391	$(105,514)	$(1,061)	—	$—	$(21,170)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

(In thousands)	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,980)	$(21,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity earnings of affiliate	(2,217)	(2,580)
Content amortization and royalties	54,624	58,807
Depreciation and amortization	5,956	5,694
Goodwill impairment	30,260	981
Deferred tax provision	(70)	188
Foreign currency exchange loss	1,111	1,149
Fair value adjustment of stock warrant and other derivative liabilities	(1,373)	(3,522)
Non-cash interest expense	3,001	2,314
Loss on extinguishment of debt	—	1,457
Stock-based compensation expense	310	769
Dividends received from affiliate	3,300	4,040
Changes in assets and liabilities:
Accounts receivable, net	(7,859)	2,661
Inventories, net	2,190	2,476
Investments in content, net	(38,868)	(44,611)
Prepaid expenses and other assets	(564)	833
Accounts payable and accrued liabilities	(921)	(7,768)
Deferred revenue	(3,060)	737
Net cash (used in) provided by operating activities	(9,160)	2,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,811)	(1,655)
Net cash used in investing activities	(1,811)	(1,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants	22,500	—
Proceeds from senior debt, net of discount	—	65,110
Deferred financing costs, senior debt	—	(1,309)
Repayment of senior debt	(12,449)	(48,893)
Repayments of borrowings under revolving credit facility	—	(14,949)
Proceeds from production loan	—	9,865
Repayment of production loan	—	(11,155)
Payment of preferred stock and warrant issuance costs	(783)	—
Payment of senior debt modification costs	(450)	—
Cash paid to extinguish debt	—	(30)
Net cash provided by (used in) financing activities	8,818	(1,361)
Effect of exchange rate changes on cash	21	(421)
NET DECREASE IN CASH:	(2,132)	(1,012)
Cash at beginning of year	6,662	7,674
Cash at end of year	$4,530	$6,662

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	description of business

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

We acquire content rights in various categories including, British mysteries and dramas, urban programming and full-length independent motion pictures.  We acquire this content in two ways:

•	through long-term exclusive licensing agreements where we secure multiple rights to third-party programs and;
•

through development, production and ownership of original drama television programming through our wholly-owned subsidiary, RLJE Ltd., and our 64%-owned subsidiary, ACL, as well as fitness programs through our Acacia brand.

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

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through proprietary ecommerce websites and catalogs and the continued roll-out of our proprietary subscription-based SVOD channels, such as Acorn TV and UMC (or Urban Movie Channel).

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

Reclassifications and Adjustments

Certain amounts reported previously in our consolidated financial statements have been reclassified or adjusted to be comparable with the classifications used for our 2015 consolidated financial statements.  We are now reporting our cost of sales in two components, which are (a) content amortization and royalties and (b) manufacturing and fulfillment.  Furthermore, certain amounts previously reported in our consolidated financial statements for 2014 have been adjusted.  We are now reporting amortization of deferred financing costs of $156,000 as interest expense.  Previously, we were reporting amortization of deferred financing costs as general and administrative expenses.  We are now reporting dividends received from affiliate of $4.0 million as a source of cash flows from operating activities.  Previously, we were reporting dividends received as part of our cash flows from investing activities.

Principles of Consolidation

The operations of ACL are subject to oversight by ACL’s Board of Directors. The investment in ACL is accounted for using the equity method of accounting given the voting control of the Board of Directors by the minority shareholder. We have included our share of ACL’s operating results as a separate line item in our consolidated financial statements.

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies, except for ACL. We carry our investment in ACL as a separate asset on our consolidated balance sheet at cost adjusted for our share of the equity in undistributed earnings. Except for dividends and changes in ownership interest, we report changes in equity in undistributed earnings of ACL as “Equity earnings of affiliate” in our consolidated statements of operations.  All intercompany transactions and balances have been eliminated.

Liquidity

For the years ended December 31, 2015 and 2014, we recognized a net loss of $55.0 million and $21.2 million, respectively, and we used $9.2 million of cash for operating activities during 2015.  At December 31, 2015, our cash balance was $4.5 million.  At December 31, 2015, we had $62.1 million of term debt outstanding (see Note 10, Debt).  We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations.  (1) We continue to have significant past-due vendor payables, which currently exceed $12.0 million.  These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image.  As we work to catch up on the acquired past-due payables, we have fallen behind on other payables.  We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made.  (2) We are forecasting that we may need to make an accelerated principal payment, which may be significant, on our senior debt during the fourth quarter of 2016 in order to meet our bank covenants.  This is because our bank covenants become more restrictive during the fourth quarter of 2016.  For example, our senior debt-to-Adjusted EBITDA ratio goes from 4.03 : 1.00 currently to 2.67 : 1.00.  For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or pay down our senior debt balance.  (3) We must maintain a certain level of content spend necessary to acquire new content that allows us to generate the revenues and margins necessary to meet our obligations.

To help address our liquidity risk, on May 20, 2015, we completed a $31.0 million capital restructuring transaction that addressed two fundamental areas: (a) deleveraging the balance sheet and (b) providing new working capital.  As part of the capital restructure, we amended our credit agreement and other notes payable by (i) reducing our minimum cash requirement by $2.5 million, thus making this cash available for operational needs, (ii) modifying certain short-term financial covenants to maintain compliance and (iii) amending our unsecured subordinated seller notes to convert 50% or $8.5 million of the outstanding principal and accrued interest into preferred stock and warrants and reduce the applicable interest rate from 12.0% to 1.5% on the remaining balance through 2016.  The capital restructure improved our liquidity by selling shares of preferred stock and warrants for a total of $31.0 million ($22.5 million in cash and $8.5 million in converted subordinated notes).  The proceeds received were used to make an accelerated principal payment of $10.0 million under our credit agreement and pay fees and expenses incurred of approximately $1.9 million.  The remaining $10.6 million was available for content investment and working capital needs.  By reducing our debt balances and the applicable interest rate on the unsecured subordinated seller notes for two years, our future, annual cash interest expense has been reduced by approximately $2.0 million.

We have taken actions to improve our operating results and Adjusted EBITDA in 2016 by exiting certain non-core operations that have been generating losses.  During December 2015, we approved and started implementing a plan to close our Acacia catalog operations (see Note 3, Segment Information).  We are also exploring various financing alternatives, which includes raising additional capital and/or refinancing our existing senior debt.  There can be no assurances that we will be able to secure additional capital or be able to refinance our senior debt.  While our ability to meet our commitments is not dependent upon these efforts, if we were to complete one of these transactions, it would help to address our liquidity risk.  We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments. However, there can be no assurances that we will be successful in realizing improved results from operations including improved adjusted EBITDA, generating sufficient cash flows from operations necessary to meet our future covenant requirements, or agreeing with vendors on revised payment terms.

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

Revenues and Receivables

Revenue Recognition

Revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films and ASC 605, Revenue Recognition.  We generate our revenue primarily from the exploitation of acquired or produced content rights through various distribution channels.  The content is monetized in DVD format to wholesale, licensed to broadcasters including cable companies and digital platforms like Amazon and Netflix, and exploited through other windows including:  video-on-demand, direct-to-consumer, catalogs and subscription streaming channels.  Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserves, sales discounts and market development fund reserves.

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

During 2015 and 2014, we recognized goodwill impairments of $30.3 million and $981,000, respectively (see Note 9, Goodwill and Other Intangible Assets).

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

Amortization expense on our other intangible assets is generally computed by applying the straight-line method, or based on estimated forecasted future revenues as stated below, over the estimated useful lives of trade names (11 to 15 years), website (three years), supplier contracts (seven years), customer relationships (five years), options on future content (seven years) and leases (two years).  The recorded value of our customer relationships is amortized on an accelerated basis over five years, with approximately 60% being amortized over the first two years (through 2014), 20% during the third year and the balance ratably over the remaining useful life.  The recorded value of our options on future content is amortized based on forecasted future revenues, whereby approximately 50% is being amortized over the first two years (through 2014), 25% during the third year and the balance in decreasing amounts over the remaining four years.

Additional amortization expense is provided on an accelerated basis when the useful life of an intangible asset is determined to be less than originally expected.  Other intangible assets are reviewed for impairment when an event or circumstance indicates the fair value is lower than the current carrying value.

As described in Note 9, Goodwill and Other Intangible Assets, during the third and fourth quarters of 2015, we recorded accelerated amortization expense totaling $1.3 million related to our brand name assets.  During 2015 and 2014, we did not recognize any impairment on our other intangible assets.

Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 30.4 million shares of our common stock, which are recorded at fair value on the consolidated balance sheets (see Note 12, Stock Warrants).  Warrants issued in 2012 to acquire 21.0 million shares of common stock contain a provision whereby the exercise price will be reduced if RLJE is reorganized as a private company.  Because of this provision, these warrants are accounted for as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

In May 2015, we issued additional warrants to acquire 9.3 million shares of our common stock.  We are accounting for these warrants as a derivative liability because the warrants contain a provision that allows the warrant holders to sell their warrants back to us, at their discretion, at a cash purchase price equal to the warrants’ then fair value, upon the consummation of certain fundamental transactions, such as a business combination or other change-in-control transaction.

Our preferred stock is convertible into shares of common stock at an exchange rate equal to 1,000 shares of common stock for each share of preferred stock, subject to adjustment for any unpaid dividends.  The conversion rate is also subject to anti-dilution protection including adjustments for offering consummated at a per-share price of less than $1.00 per common share.  Because of the potential adjustments to the conversion rate, we have bifurcated the conversion feature from its host instrument (a preferred share) and we are accounting for the conversion feature as a derivative liability in accordance with ASC 815-40.

The changes in the fair value of the warrants and bifurcated conversion feature are recorded as “Change in fair value of stock warrants and other derivatives” within our consolidated statements of operations.

Income Taxes

We account for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.  We have a valuation allowance against 100% and 99% of our net deferred tax assets at December 31, 2015 and 2014, respectively.

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

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.  The carrying amount of our debt under our senior credit agreement approximates fair value as the debt bears market rates of interest.  The carrying amount of our subordinated debt, which includes accrued interest, is $1.6 million more than its fair value of $7.9 million as a result of its reduced interest rate from 12.0% to 1.5% for two years beginning January 1, 2015.  The fair value of subordinated debt was determined by discounting future interest and principal payments by an estimated market rate of interest of 12.0%.  This fair value assessment of our subordinated debt is a level 3 measurement as provided by ASC 820, “Fair Value Measurements and Disclosures.”

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Our recurring fair value measurements of stock warrants and other derivative liabilities and our non-recurring fair value measurements of investments in content are disclosed in Note 15, Fair Value Measurements.  Our non-recurring fair value measurement of goodwill is disclosed in Note 9, Goodwill and Other Intangible Assets.

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

Major Customers and Distribution Facilitators

We have a high concentration of net revenues from relatively few customers, the loss of which may adversely affect our liquidity, business, results of operations, and financial condition.  During 2015, sales reported within our wholesale segment to Amazon and Walmart represented 21.7% and 12.6%, respectively, of our net revenues.  Our top five customers accounted for 54.8% of net revenues during the same period.  During 2014, sales to Amazon accounted for 19.0% of our net revenues.  Our top five customers accounted for approximately 46.2% of our net revenues for the same period.

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

Our high concentration of sales to relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations, and financial condition.  As of December 31, 2015, SPHE and Netflix accounted for approximately 38.4% and 22.1%, respectively, of our gross accounts receivable.  At December 31, 2014, SPHE and Netflix accounted for approximately 44.0% and 21.4%, respectively, or our gross accounts receivable.

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

Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the furniture, fixtures and equipment (3 to 7 years), and software (3 to 5 years).  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related leases (7 to 10 years).

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

Advertising Costs

Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  Advertising and promotion expense are included as a component of selling expenses.  For the years ended December 31, 2015 and 2014, advertising expense was $3.8 million and $3.3 million, respectively.

Stock Options and Restricted Stock Awards

We expense our stock-based awards in accordance with ASC 718, Compensation—Stock Compensation.  ASC 718 establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  Expense recognized is reduced by estimated forfeitures.

Earnings/Loss per Common Share

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

Recently Issued Accounting Standards

On February 25, 2016 the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2016‑2, Leases (the Update).  The Update requires that most leases, including operating leases, be recorded on the balance sheet as an asset and a liability, initially measured at the present value of the lease payments.  Subsequently, the lease asset will be amortized generally on a straight-line basis over the lease term, and the lease liability will bear interest expense and be reduced for lease payments.  The amendments in this Update are effective for public companies’ financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We will adopt this Update beginning January 1, 2019 by applying a modified retroactive basis, which were are currently assessing.  As of December 31, 2015, we have a number of operating leases that will be affected (see Note 21, Commitments and Contingencies).

On April 7, 2015 the FASB issued Accounting Standards Update No. 2015‑3, Interest – Imputation of Interest (or ASU 2015-3).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-3 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We will adopt AUS 2015-3 beginning January 1, 2016 by applying the new guidance on a retroactive basis.  As of December 31, 2015 and 2014, we have unamortized debt issuance costs of $832,000 and $1.2 million, respectively that are currently recorded within prepaid expenses and other assets.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (or ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for RLJE on January 1, 2018.  Early application is not permitted.  The standard permits the use of one of three transition methods.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We are also assessing the transition methods available to implement this new accounting standard.  This update could impact the timing and amounts of revenue recognized within our consolidated financial statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (or ASU 2014-15), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances.  The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  We will adopt this ASU beginning with our annual period ending December 31, 2016, and interim periods within annual periods beginning after December 15, 2016.  Upon adoption, we will begin evaluating going concern under this guidance.

Note 3.	Segment Information

In accordance with the requirements of the ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, IP Licensing, Wholesale and Direct-to-Consumer, is presented below.  Our reportable segments are determined based on the distinct nature of their operation.  Each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently.  Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide.  The IP Licensing segment also includes our investment in ACL.  Our Wholesale segment consists of the acquisition, enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.  Our Direct-to-Consumer segment consists of our mail-order catalog and ecommerce businesses and our proprietary digital streaming channels.

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

The following tables summarize the segment contribution for the years ended December 31, 2015 and 2014:

(In thousands)	Year Ended December 31, 2015
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenues	$3,107	$86,241	$35,569	$—	$124,917
Operating costs and expenses	(2,276)	(80,972)	(41,303)	(11,185)	(135,736)
Depreciation and amortization	(143)	(2,213)	(3,084)	(516)	(5,956)
Goodwill impairment	—	(30,260)	—	—	(30,260)
Share in ACL earnings	2,217	—	—	—	2,217
Segment contribution	$2,905	$(27,204)	$(8,818)	$(11,701)	$(44,818)

(In thousands)	Year Ended December 31, 2014
	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total

Revenues	$8,752	$91,379	$37,558	$—	$137,689
Operating costs and expenses	(6,662)	(85,595)	(41,413)	(11,819)	(145,489)
Depreciation and amortization	(115)	(1,684)	(3,415)	(480)	(5,694)
Goodwill impairment	—	—	(981)	—	(981)
Share in ACL earnings	2,580	—	—	—	2,580
Segment contribution	$4,555	$4,100	$(8,251)	$(12,299)	$(11,895)

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

Despite generating revenues in excess of $10.0 million for each of the past two years, the Acacia catalog, which is included in our Direct-to-Consumer segment, has not secured a large enough market share to become profitable. The health and fitness sector has become increasingly competitive and digital in nature, thereby reducing opportunities for merchandise cross and up-selling.  Management has therefore decided to exit the Acacia catalog and online business and focus on distributing Acacia content through RLJE’s third-party wholesale channels and its direct-to-consumer SVOD service Acacia TV.  For the years ended December 31, 2015 and 2014, Acacia catalog net revenues were $11.1 million and $13.3 million, respectively.  Significant operating costs and expenses consist of cost of goods sold and selling expense, which include advertising and marketing costs, catalog expenses and postage.  As a percentage of revenues, these significant expenses were 128% and 108% of revenues for 2015 and 2014, respectively.  The Acacia catalog generated operating losses, which are included in segment contribution, of $4.0 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively.

A reconciliation of total segment contribution (loss) to loss before provision for income taxes is as follows:

(In thousands)	Years Ended December 31,
	2015	2014

Total segment loss	$(44,818)	$(11,895)
Interest expense, net	(9,968)	(9,615)
Change in fair value of stock warrants and other derivatives	1,373	3,522
Loss on extinguishment of debt	—	(1,457)
Other expense	(1,402)	(1,356)
Loss before provision for income taxes	$(54,815)	$(20,801)

Total revenue by geographical location is as follows:

(In thousands)	Years Ended December 31,
	2015	2014

United States	$106,357	$112,325
United Kingdom	16,615	23,501
Other	1,945	1,863
Net revenues	$124,917	$137,689

Revenues are attributed to geographical locations based on where our customers reside.

Total assets for each segment primarily include accounts receivable, inventory and investments in content.  The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

(In thousands)	December 31,
	2015	2014

IP Licensing	$22,707	$30,197
Wholesale	112,066	140,935
Direct-to-Consumer	10,514	12,049
Corporate	6,173	8,873
	$151,460	$192,054

During the year ended December 31, 2015, we had capital expenditures of $1.6 million, which includes $76,000 that was accrued for in accounts payable.  The capital expenditures by segment during 2015 were $112,000, $682,000, $548,000 and $239,000 for the IP Licensing, Wholesale, Direct-to-Consumer and Corporate segments, respectively.  During the year ended December 31, 2014, we had capital expenditures of $2.0 million, which includes $300,000 that was accrued for in accounts payable.  The capital expenditures by segment during 2014 were $437,000, $716,000, $437,000 and $365,000 for the IP Licensing, Wholesale, Direct-to-Consumer and Corporate segments, respectively.

Long-lived assets by geographical location are as follows:

(In thousands)	December 31,
	2015	2014

United States	$75,843	$111,445
United Kingdom	31,901	39,400
Other	646	1,496
Total long-lived assets	$108,390	$152,341

Long-lived assets include goodwill, other intangibles assets, equity investment in ACL, investments in content and property, equipment and improvements.

Note 4.	EQUITY EARNINGS OF AFFILIATE

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

A summary of the ACL investment account is as follows:

(In thousands)

Investment balance at December 31, 2013	$25,233
Share of income before basis-difference amortization	3,169
Dividends received	(4,040)
Basis-difference amortization	(589)
Translation adjustment	(1,492)
Investment balance at December 31, 2014	22,281
Share of income before basis-difference amortization	2,763
Dividends received	(3,300)
Basis-difference amortization	(546)
Translation adjustment	(1,100)
Investment balance at December 31, 2015	$20,098

The following summarized financial information is derived from financial statements of ACL as of December 31, 2015 and 2014 (balance sheets), and for the years ended December 31, 2015 and 2014 (income statements):

(In thousands)	December 31,
	2015	2014

Cash	$4,296	$4,107
Film costs	8,073	14,728
Other assets	6,962	10,322
Production obligation payable	(1,674)	(3,007)
Deferred revenues	(8,511)	(15,527)
Other liabilities	(2,022)	(2,147)
Equity	$7,124	$8,476

	Years Ended December 31,
(In thousands)	2015	2014

Revenues	$23,534	$13,460
Film cost amortization	(14,114)	(3,349)
General, administrative and other expenses	(4,198)	(3,542)
Income from operations	$5,222	$6,569
Net income	$4,128	$4,939

Balance sheet amounts have been translated from the GBP to U.S. dollar using the December 31, 2015 and 2014 exchange rates.  Income statement amounts have been translated from the GBP to U.S. dollar using the average exchange rate for each of the years presented.

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

(In thousands)	December 31,
	2015	2014

Wholesale	$30,663	$23,922
IP Licensing	—	608
Direct-to-Consumer	1,271	762
Accounts receivable before allowances and reserves	31,934	25,292
Less: reserve for returns	(6,677)	(7,870)
Less: allowance for doubtful accounts	(260)	(33)
Accounts receivable, net	$24,997	$17,389

Wholesale receivables include amounts billed by our U.S. distribution facilitation partner, SPHE.  Each quarter, our distribution partner preliminarily settles our wholesale receivables assuming a timing lag on collections and an average-return rate.  When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partner.  Amounts vary and tend to be seasonal following our sales activity.  As of December 31, 2015, our distribution partner owed us $826,000 for receivables settled as of year-end; and as of December 31, 2014, we owed our distribution partner $3.1 million for receivables settled as of year-end.  The wholesale receivables are reported net of amounts owed to the distribution partner as amounts are offset against each other when settling.

As of December 31, 2015 and 2014, the net wholesale receivables with our distribution partner were $11.1 million and $6.6 million respectively, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from our merchant bank related to our credit card transactions processed as of year-end.

Note 6.	Inventories

Inventories are summarized as follows:

(In thousands)	December 31,
	2015	2014

Packaged discs	$7,778	$9,580
Packaging materials	753	1,309
Other merchandise (1)	2,211	2,140
Inventories, net	$10,742	$13,029

(1)	Other merchandise consists of third-party products, primarily gifts, jewelry and home accents.

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Our obsolescence reserve was $11.4 million and $11.1 million as of December 31, 2015 and 2014, respectively. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence.  During the years ended December 31, 2015 and 2014, we recorded impairment charges of $1.6 million and $2.4 million, respectively.  These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 7.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are summarized as follows:

	December 31,
(In thousands)	2015	2014
Furniture, fixtures and equipment	$639	$1,799
Software	2,437	1,477
Leasehold improvements	628	610
Property, equipment and improvements	3,704	3,886
Less: accumulated depreciation and amortization	(1,219)	(1,514)
Property, equipment and improvements, net	$2,485	$2,372

During the years ended December 31, 2015 and 2014, we recorded no impairment to property, equipment and improvements.  Depreciation expense was $917,000 for the year ended December 31, 2015 and $878,000 for the year ended December 31, 2014.

Note 8.	InvestmentS in CONTENT

Investments in content are as follows:

	December 31,
(In thousands)	2015	2014

Released	$53,378	$57,766
Completed, not released	5,936	7,205
In-production	1,093	2,554
Investments in content, net	$60,407	$67,525

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost.  Impairment charges for the years ended December 31, 2015 and 2014 were $3.2 million and $4.8 million, respectively.  Impairments are included in cost of sales as part of content amortization and royalties.

In determining the fair value of content (Note 15, Fair Value Measurements), we employ a discounted cash flows (or DCF) methodology.  Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs, as well as a discount rate.  The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

Our estimated future amortization for investments in content is as follows:

(In thousands)
Period	Estimated Amortization	Percentage

1 Year	$16,396	30.7%
2 - 3 Years	16,631	31.2%
4 - 5 Years	9,242	17.3%
6 - 7 Years	4,346	8.1%
Thereafter	6,763	12.7%
	$53,378	100.0%

Note 9.	Goodwill and other Intangible Assets

Goodwill

Goodwill by segment is as follows:

(In thousands)	Wholesale	Direct-to- Consumer	Total
Goodwill balance as of January 1, 2014	$43,036	$2,836	$45,872
Impairment loss during the year	—	(981)	(981)
Goodwill balance as of December 31, 2014	43,036	1,855	44,891
Impairment loss during the year	(30,260)	—	(30,260)
Goodwill balance as of December 31, 2015	$12,776	$1,855	$14,631
Accumulated impairment losses as of December 31, 2015	$(30,260)	$(981)	$(31,241)

Of the goodwill recognized, approximately $21.4 million will be amortized over 15 years for tax purposes giving rise to a future tax deduction.

Goodwill was tested for impairment for the periods presented and we recognized impairment losses of $30.3 million in our Wholesale segment during 2015 and $981,000 in our Direct-to-Consumer segment during 2014.

During the fourth quarter of 2015, our Wholesale segment performance, primarily in the U.S., was below its forecast for the quarter.  Also, during this quarter, we adjusted our 2016 forecast downward to reflect our continued liquidity constraints and the impact these constraints have had on our ability to invest in future content.  Our ability to increase our investments in future content will continue to be hindered in the near term by accelerated principal reduction payments that may be necessary in 2016 (see Liquidity in Note 1, Description of Business).  We considered these decreases to be a triggering event and hired a valuation firm to fair value our U.S. Wholesale reporting unit, which held the majority of our goodwill.  The valuation firm valued our U.S. Wholesale reporting unit using both the market approach (by using comparable businesses) and the income approach.  Significant inputs were the selection of comparable companies, our five-year forecast and a risk-appropriate discount rate of 18%.  The results of the valuation were that our U.S. Wholesale reporting unit had a fair value that was less than its carrying value, primarily because the unit held $38.9 million of recorded goodwill.  Management assessed the amount of implied goodwill within this reporting unit and concluded that $30.3 million of its goodwill was impaired.

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

Other Intangibles

A summary of our intangibles and accumulated amortization are as follows:

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$9,875	$(2,602)	$7,273
Customer relationships	9,290	(7,664)	1,626
Websites	3,864	(3,115)	749
Supplier contracts	1,720	(868)	852
Option for future content	900	(631)	269
Leases	400	(400)	—
	$26,049	$(15,280)	$10,769

	December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Trade name	$10,950	$(1,642)	$9,308
Customer relationships	9,290	(6,039)	3,251
Websites	3,331	(2,211)	1,120
Supplier contracts	1,720	(609)	1,111
Option for future content	900	(418)	482
Leases	400	(400)	—
	$26,591	$(11,319)	$15,272

Amortization expense for the years ended December 31, 2015 and 2014 was $5.0 million and $4.8 million, respectively.  Costs incurred to develop, upgrade or enhance functionality of websites are capitalized while website operating costs are expensed as incurred.  During the years ended December 31, 2015 and 2014, we capitalized $548,000 and $437,000 of costs related to our websites, respectively.

During the third quarter of 2015, we committed to using the RLJE brand for all new feature-film content.  We will continue to brand all previously released feature-film content with the Image brand.  As a result of this change, we reassessed the useful life of our Image brand and concluded that the brand's life had been reduced to a trailing eight-year period, with a disproportionate amount of brand benefit being realized during the first three years.  As a result, we changed our amortization assumptions.  We were amortizing the carrying value of our Image trade name on a straight-line basis over 15 years, with 12 years remaining.  Now we are amortizing the carrying value of our Image trade name over the remaining eight years with increased amortization in the earlier years.  We recognized $463,000 of accelerated amortization during 2015.  The change will result in increased amortization expense through 2019, and then reduced amortization expense thereafter, as follows:

(In thousands)
Year Ended December 31,	Revised Amortization	Original Amortization	Difference

2016	$620	$209	$411
2017	384	209	175
2018	294	209	85
2019	226	209	17
2020	182	209	(27)
Thereafter	291	1,415	(1,124)

We assessed whether the Image brand was impaired during 2015 and concluded that the estimated future cash flows from the Image brand exceed the brand’s carrying value; therefore we did not recognize an impairment charge.

During the fourth quarter of 2015, we committed to and began implementing a plan to exit our Acacia catalog business (see Note 3, Segment Information).  As a result, we re-assessed the recoverability and the remaining useful life of our Acacia brand and recognized $842,000 of accelerated amortization during 2015.  When reaching this conclusion, we considered the future revenues forecasted from this brand and an appropriate royalty rate that would be owed had we not owned the brand.  This charge effectively reduced the carrying value of this brand name asset to zero.

During the year ended December 31, 2015, as a result of the changes in estimates related to the accelerated amortization of trade names, our loss from operations and net loss each increased by a total of $1.3 million and our basic and diluted loss per share increased by $0.10.

As of December 31, 2015, the remaining amortization by year for intangible assets is as follows:

(In thousands)
Year Ended December 31,	Amount

2016	$2,699
2017	2,145
2018	1,114
2019	858
2020	631
Thereafter	3,322
$10,769

Note 10.	Debt

Debt consists of the following:

(In thousands)	Maturity	Interest	December 31,
	Date	Rate	2015	2014

Senior secured term notes	September 11, 2019	LIBOR + 9.9% - 10.64%	$56,938	$69,388
Less: debt discount			(3,402)	(4,509)
Total senior-term notes, net of discount			53,536	64,879

Subordinated notes payable to prior Image shareholders	October 3, 2018	1.5% through 2016 then 12%	8,546	16,034
Debt, net of discount			$62,082	$80,913

Future minimum principal payments as of December 31, 2015 are as follows:

(In thousands)		Subordinated
	Senior Notes	Notes	Total

2016	$2,975	$—	$2,975
2017	4,375	—	4,375
2018	49,588	8,546	58,134
	$56,938	$8,546	$65,484

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

Senior Term Notes

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the Credit Agreement) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent.  On April 15, 2015, we entered into an agreement with the lenders to amend the Credit Agreement whereby (i) the interest rate was increased to LIBOR plus 10.64%, (ii) certain financial statement and other reporting and lending communication requirements were modified, (iii) certain financial covenants were made less restrictive for the quarters ended March 31, 2015 and June 30, 3015, (iv) the Minimum Cash Balance (as defined in the Credit Agreement) that we are required to maintain was lowered to $1.0 million, (v) the lender waived an event of default as our cash balance was below the Minimum Cash Balance required, and (vi) the lenders consented to the issuance of preferred stock and warrants (see Note 11, Redeemable Convertible Preferred Stock).  The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to LIBOR plus 10.64%.  LIBOR has a floor of 0.25%.  Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity.  The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

Under the Credit Agreement, interest and principal is payable quarterly with principal payments beginning on December 31, 2014.  Beginning in 2016, we are obligated to make certain accelerated principal payments annually which are contingent upon: (1) the occurrence of consolidated excess cash flows, as defined in the Credit Agreement and (2) only to the extent at which such excess cash flows are above our minimum cash threshold of $12.0 million.  We are permitted to make additional voluntary principal payments under the Credit Agreement, but prepayments are subject to an applicable prepayment premium of:  (a) 5% if prepaid during the first year, (b) 3% if prepaid during the second year and (c) 1.5% if prepaid during the third year.  The first $5.0 million of voluntary prepayment is not subject to any prepayment premium.

The Credit Agreement contains certain financial and non-financial covenants beginning on December 31, 2014.  Financial covenants are assessed quarterly and are based on Adjusted EBITDA, as defined in the Credit Agreement.  Financial covenants vary each quarter and generally become more restrictive over time.

Financial covenants include the following:

	December 31, 2014	December 31, 2015	2016	Thereafter
		(as amended)	(as amended)	(as amended)
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.64 : 1.00	4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.71 : 1.00	5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.10 : 1.00	1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the Credit Agreement, we must maintain at all times a cash balance of $1.0 million.  As of December 31, 2015, we were in compliance with all covenants as stipulated in the Credit Agreement.

When repaying the previous credit facility on September 11, 2014, we recognized a $1.5 million loss from the early extinguishment of debt, which is reported separately within our statement of operations.  This loss primarily represents the unamortized debt discount and deferred financing costs at the time of repayment of our prior credit facility.

Subordinated Notes Payable

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders).  The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement.  The unsecured subordinated promissory notes currently bear an interest rate of 1.5% per annum, of which 45% is payable in cash annually and the balance is accrued and added to the principal, which is payable upon maturity.

During the second quarter of 2014, interest was due of $1.8 million of which $992,000 was added to the principal balance of these notes and the remainder was paid to the Subordinated Note Holders.

On April 15, 2015, we entered into an agreement to amend the subordinated promissory notes (the Note Amendment) that were issued to the Subordinated Note Holders.  The principal terms of the Note Amendment are as follows:

(a)	an agreement by the Subordinated Note Holders to convert 50% of the outstanding principal and accrued interest balance under the subordinated notes into shares of preferred stock and warrants;
(b)

amendments to the subordinated notes (i) changing the interest rate payable from 12% to 1.5% per annum for the 24‑month period commencing on January 1, 2015, and then 12% per annum thereafter; and (ii) specifying that 45% of the interest due will be payable in cash and the remainder of the accrued interest will be payable in the form of additional subordinated notes; and

(c)	a waiver of any existing defaults and events of default.

We are providing interest expense on our subordinated notes payable using the effective interest rate method at an annual interest rate of approximately 5%.

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and 2,563,873 warrants (see Note 12, Stock Warrants).

Note 11.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies.  We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction.  The balance of the net cash proceeds was used for content investment and working capital purposes.  Of the fees incurred, $878,000 was recorded against the proceeds received, $450,000 was recorded as additional debt discounts, $250,000 was included as interest expense and the balance was included in other expense.  There were no shares of preferred stock issued or outstanding at December 31, 2014.

The preferred stock has the following rights and preferences:

•	Rank – the preferred stock ranks higher than other company issued equity securities in terms of distributions, dividends and other payments upon liquidation.
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

•

Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.  If we were to redeem with shares of common stock, the number of shares that would be issued upon redemption is not determinable as the number is contingent upon the then trading price of our common stock.  Generally, if we were to redeem with shares, the number of common shares needed for redemption increases as our common stock price decreases.

•

Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights.  However, the holders of the preferred stock are entitled to appoint two board members and, under certain circumstances, appoint a third member.

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method.  During the years ended December 31, 2015 and 2014, we recognized accretion of $2.6 million and zero, respectively, which includes cumulative preferred dividends of $1.6 million (or $50.60 per share of preferred stock).

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

Note 12.	Stock Warrants

RLJE had the following warrants outstanding:

	December 31, 2015
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
2012 Warrants:
Registered warrants	15,375	$12.00	1.75 years
Sponsor warrants	3,817	$12.00	1.75 years
Unregistered warrants	1,850	$12.00	1.75 years
2015 Warrants:
Unregistered warrants	9,314	$1.50	4.38 years
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

On May 20, 2015, we issued warrants to acquire 9.3 million shares of our common stock (the 2015 Warrants).  The terms are described in Note 11, Redeemable Convertible Preferred Stock.

NOTE 13.	EQUITY

Our articles of incorporation authorize us to issue up to 250 million shares of common stock and one million shares of preferred stock, par value $0.001 per share.  At December 31, 2015, there were 14,151,519 shares of common stock issued and outstanding.  As of December 31, 2014, there were 13,724,756 shares issued and 13,335,258 shares outstanding.

On October 3, 2012, in connection with the consummation of the Business Combination, RLJE and certain Image and Acorn Media selling shareholders entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), in which RLJE agreed to use its best efforts to register certain of its securities held by the stockholders who are a party to the Registration Rights Agreement under the Securities Act of 1933, as amended (the “Securities Act”).  Such stockholders are entitled to make up to three demands, excluding short form registration demands, that RLJE register certain of its securities held by them for sale under the Securities Act.  In addition, such stockholders have the right to include their securities in other registration statements filed by RLJE.  At December 31, 2015, no demand had been received.

Included in our common shares outstanding at December 31, 2014 were 437,241 shares held by certain founding shareholders as part of the initial public offering of RLJE.  These shares were subject to forfeiture over a two-year period if certain stock price targets were not achieved.  All shares were forfeited and returned in January 2015.

As shares are forfeited, they become treasury shares.  Forfeiture of shares occurs when directors or employees resign or stop working for us prior to achieving vesting conditions for certain stock-based compensation awards, when performance conditions are not met regardless of continued employment or service or when Sponsor shares are returned to us as discussed above.  Treasury shares are available to RLJE for future grants or issuances of shares at our discretion.  At December 31, 2015, we did not hold any treasury shares.  At December 31, 2014, we held 389,498 shares of common stock in treasury.

Note 14.	Stock-Based Compensation

Equity Compensation Plan

As of December 31, 2015 and 2014, we had one equity compensation plan.  The 2012 Incentive Compensation Plan of RLJ Entertainment, Inc. (the Incentive Plan) was approved by the shareholders of RLJ Acquisition, Image and Acorn Media on September 20, 2012.  The Incentive Plan is administered by the compensation committee of our Board of Directors.  On December 4, 2015, our stockholders approved an amendment to the Incentive Plan whereby the compensation committee may grant awards totaling a maximum of 6,244,153 shares.  The compensation committee may award options, stock appreciation rights, restricted stock awards, restricted stock unit awards, bonus stock and awards in lieu of obligations, dividend equivalents, performance awards and other stock-based awards (as those terms are defined in the Incentive Plan).  No person may be granted (i) options or stock appreciation rights with respect to more than 750,000 shares or (ii) restricted stock, restricted stock units, performance shares and/or other stock-based awards with respect to more than 750,000 shares.  In addition, no person may be granted awards worth more than $1.0 million of grant date fair value with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) or $2.0 million with respect to any Performance Period that is more than 12 months.  The maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

At December 31, 2015 and 2014, there were 4,534,166 and 787,668 shares, respectively, available for future grants under the Incentive Plan.

Restricted Stock-Based Compensation Grants

Compensation expense relating to the restricted stock awards for the years ended December 31, 2015 and 2014 was $310,000 and $769,000, respectively.  Unrecognized stock-based compensation expense relating to these restricted stock awards of approximately $843,000 at December 31, 2015 is expected to be expensed ratably over the remaining vesting period through October 2016.  The weighted average remaining vesting period for non-vested shares is six months.  Compensation expense related to restricted stock awards is included in general and administrative expenses.  On June 30, 2015, we allowed 57,224 shares of common stock to vest that were granted to those board members who resigned on June 4, 2015 (see Note 11, Redeemable Convertible Preferred Stock).  We accounted for this as a modification of vesting provisions and revalued these shares as of June 30, 2015.  This revaluation resulted in a reduction in share-based compensation expense of $146,000 during the year ended December 31, 2015.

During the year ended December 31, 2015, 1,304,248 shares of restricted common stock were granted.  Of the 1,304,248 shares granted, 476,005 shares were granted to executive officers and directors and 828,243 shares were granted to other members of management.  The shares were fair valued using our closing stock price on the date of grant with a range of $0.69 to $1.22 per share, for a total value of approximately $1.0 million.  These restricted shares will vest and be expensed over a one-year period as a component of general and administrative expenses.  The vesting of restricted shares is subject to the achievement of certain service criteria, qualitative performance criteria, or both.  The amount of expense recognized to date has been reduced by estimated forfeitures related to certain performance targets that are not likely to be achieved.  The restricted stock may be subject to further forfeitures if the employee or director terminates his or her service during the vesting period or future performance measures are not achieved.  All shares of restricted stock participate in dividends, if declared prior to their vesting date.

Restricted stock award activity under the Incentive Plan for the year ended December 31, 2015, and changes during the year then ended are presented below:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at January 1, 2015	179	$4.13	56	$5.09
Granted	1,304	0.76	—	—
Vested	(164)	3.65	—	—
Forfeited	(11)	4.46	(39)	4.89
Non-vested shares at December 31, 2015	1,308	0.83	17	5.45

During the year ended December 31, 2014, 190,280 shares of restricted common stock were granted, 182,206 shares were vested and 93,742 shares were forfeited.  Of the 190,280 shares granted, 164,780 shares were granted to executive officers and directors and 25,500 shares were granted to other members of management.  Of the shares forfeited, 65,297 shares of restricted stock were forfeited based upon the failure to achieve the required performance conditions and the remainder of the forfeitures were due to employee resignations.  The shares granted in 2014 were fair valued on the date of grant with a range of $3.49 to $5.00 per share, for a total value of approximately $766,000.  These restricted shares will vest and be expensed over a three-year period for executive management and other management while restricted shares granted to directors vest and are expensed over a one-year period as a component of general and administrative expenses.  The vesting of restricted shares is subject to the achievement of certain service criteria, qualitative performance criteria, or both.  The amount of expense recognized to date has been reduced by estimated forfeitures related to certain performance targets that are not likely to be achieved.  The restricted stock may be subject to further forfeitures if the employee or director terminates his or her service during the vesting period or future performance measures are not achieved.

Restricted stock award activity under the Incentive Plan for the year ended December 31, 2014, and changes during the year then ended are presented below:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at January 1, 2014	188	$5.38	135	$5.15
Granted	130	3.76	60	4.60
Vested	(127)	5.51	(56)	4.60
Forfeited	(12)	5.01	(83)	5.16
Non-vested shares at December 31, 2014	179	4.13	56	5.09

Note 15.	Fair Value Measurements

Warrant Liability

Stock Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 30,355,540 shares of our common stock, which are recorded at fair value on the consolidated balance sheets.  We issued the 2012 Warrants to purchase 21,041,667 shares of our common stock in 2012 and we issued the 2015 Warrants to purchase 9,313,873 shares of our common stock in 2015.

Of the 2012 Warrants, 15,375,000 are registered under the Securities Act and are available for trading on the over-the-counter market.  Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy.  As of December 31, 2015 and 2014, we determined the fair value of the registered warrants using a Monte Carlo simulation model. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered.  We use the closing market price of our common stock to compute stock volatility.  The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility.  We used a DLOM rate of 19.0% as of December 31, 2015 and 11.2% as of December 31, 2014.

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

The unregistered 2012 Warrants differ from the registered warrants in that they have not been registered under the Securities Act and are not available for trading.  As of December 31, 2015 and December 31, 2014, we determined the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered.  We used a DLOM rate of 25.0% as of December 31, 2015 and 17.8% as of December 31, 2014.  The 2012 Warrants decreased in fair value from $601,000 as of December 31, 2014 to $36,000 as of December 31, 2015.

We are using a lattice model to value the 2015 Warrants, which are classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant and the exercise price), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction.  We use the closing market price of our common stock to compute stock volatility.  The 2015 Warrants increased in fair value since issuance from $2.1 million as of May 20, 2015 to $2.2 million as of December 31, 2015.

We are using the lattice model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy.  Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction.  We use the closing market price of our common stock to compute stock volatility.  The fair value of the embedded conversion feature decreased since issuance from $9.4 million as of May 20, 2015 to $8.4 million as of December 31, 2015.

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total

Stock warrants	$—	$—	$2,252	$2,252
Embedded conversion feature	$—	$—	$8,426	$8,426

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Stock warrant and other derivative liabilities	$—	$—	$601	601

The following tables include a roll-forward of activity for our warrant and other derivative liabilities classified within Level 1 and Level 3 of the fair-value hierarchy:

(In thousands)	Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2014	$—	$—	$601	$601
Issuance of warrants	—	—	2,067	2,067
Change in fair value	—	—	(416)	(416)
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252

(In thousands)	Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2014	$—	$—	$—	$—
Issuance of embedded conversion feature	—	—	9,383	9,383
Change in fair value	—	—	(957)	(957)
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426

(In thousands)	Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
Stock warrant and other derivative liabilities at December 31, 2013	$2,630	$—	$1,493	$4,123
Change in fair value hierarchy	(2,755)	—	2,755	—
Change in fair value	125	—	(3,647)	(3,522)
Stock warrant and other derivative liabilities at December 31, 2014	$—	$—	$601	$601

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess.  Our non‑recurring fair value measurement information of assets and liabilities is classified in the tables below:

(In thousands)	Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$4,677	$4,677	$3,174

(In thousands)	Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$21,804	$21,804	$4,817

During the years ended December 31, 2015 and 2014, the investments in content were impaired by $3.2 million and $4.8 million, respectively.  In determining the fair value of our investments in content, we employ a DCF methodology.  Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate.  The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program.  As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Note 16.	Net Loss per Common Share Data

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
(In thousands, except per share data)	2015	2014
Basic and diluted:
Net loss attributable to common shareholders	$(57,606)	$(21,200)
Denominator - basic and diluted:
Weighted-average common shares outstanding – basic	12,753	12,532
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	12,753	12,532
Net loss per common share:
Basic and diluted	$(4.52)	$(1.69)

We have outstanding warrants to acquire 30,355,540 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive because their exercise prices which range from $1.50 to $12.00 per share exceed the fair value of our common stock.  For the years ended December 31, 2015 and 2014, we have weighted average outstanding shares of approximately 36,000 and 613,000, respectively, which are held by founding shareholders that were forfeited in January 2015 (See Note 13, Equity), that are not included in the computation of basic or diluted net loss per share as the effect would be anti-dilutive.  For the years ended December 31, 2015 and 2014, we have weighted average outstanding shares of approximately 234,000 and 923,000 shares, respectively, of compensatory restricted common stock, that are not included in the computation of basic and diluted net loss per share as the effect would be anti-dilutive.

Note 17.	Income Taxes

RLJE files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Our subsidiaries in the United Kingdom and Australia continue to file income tax returns in their foreign jurisdictions.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.

As of December 31, 2015, we have a valuation allowance against 100% of our deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards that were either acquired in the Business Combination or generated in the years following.  Even though we have reserved all of these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future taxable earnings.  To the extent our deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of December 31, 2015, we had NOL carryforwards for Federal and state tax purposes of approximately $87.3 million and approximately $59.6 million, respectively, which are available to offset taxable income through 2035.  Our NOL carryforwards begin to expire in 2017.  NOL carryforwards that were acquired in the Business Combination reflect our assessment of an annual limitation on the utilization of these carryforwards due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

Income tax expense is summarized below:

(In thousands)	Years Ended December 31,
	2015	2014
Current
Federal	$—	$—
State	87	66
Foreign	148	145
	235	211
Deferred
Federal	(389)	(302)
State	(21)	22
Foreign	340	468
	(70)	188
Total Tax Expense	$165	$399

Loss before provision for income taxes is as follows:

(In thousands)	Years Ended December 31,
	2015	2014
Domestic	$(55,664)	$(22,711)
Foreign	849	1,910
	$(54,815)	$(20,801)

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2015		2014
	U.S. Federal and State	Foreign	U.S. Federal and State	Foreign
Deferred tax assets:
Intangible assets	$14,079	$—	$—	$—
Provision for lower of cost or market inventory write- downs	2,717	—	4,232	—
Net operating loss carryforwards	32,380	737	25,173	416
Allowance for sales returns	1,541	—	1,208	—
Allowance for doubtful accounts receivable	97	—	12	—
Marketing discounts and price protection reserves	1,925	—	2,559	—
Accrued compensation and benefits	170	—	173	—
Tax credits carryforwards	4,583	—	4,156	—
Other	444	12	371	13
Deferred tax assets	57,936	749	37,884	429
Less valuation allowance	(55,796)	(737)	(35,837)	(416)
Deferred tax assets	2,140	12	2,047	13
Deferred tax liabilities:
Warrant and other derivative liabilities	(2,140)	—	(1,625)	—
Goodwill amortization			(833)	—
Equity income in ACL	—	(1,851)	—	(1,604)
Deferred tax liabilities	(2,140)	(1,851)	(2,458)	(1,604)
Net deferred tax assets and liabilities	$—	$(1,839)	$(411)	$(1,591)

A reconciliation of income tax benefit based on the federal statutory rate to actual income tax expense (benefit) is as follows:

(In thousands)	Years Ended December 31,
	2015	2014
Expected federal income tax benefit at 34%	$(18,637)	$(7,072)
Expected state income tax benefit, net of federal tax benefit	(1,878)	(713)
Current state income taxes	87	66
Non-deductible expenses	28	93
Change in valuation allowance	20,280	9,206
Change in prior year deferred tax allowance	913	(671)
Current foreign income taxes	147	145
Foreign tax credit	(934)	(1,132)
Other	159	477
Total tax expense	$165	$399

Our significant tax returns are filed in the following jurisdictions:  United States, United Kingdom and in the following states:  Maryland and California.  The tax years for 2009 through 2015 remain open to examination.  We are not currently under examination by any of the jurisdictions where we file significant tax returns.  We believe that our tax filing positions and deductions will be sustained if audited and we do not anticipate any adjustments that would result in a material adverse effect on our financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain tax positions have been recorded.

Note 18.	statements of cash flows

Supplemental Disclosures

(In thousands)	Years Ended December 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,997	$7,016
Income taxes	$338	$499
Non-cash investing and financing activities:
Subordinated notes payable exchanged for preferred stock and warrants	$8,546	$—
Accretion on preferred stock	$2,626	$—
Preferred stock issuance costs accrued for in accounts payable and accrued liabilities	$95	$—
Capital expenditures accrued for in accounts payable and accrued liabilities	$76	$300

NOTE 19.	SEVERANCE

During the year ended December 31, 2014, we incurred severance charges of $548,000 as part of the implemented reorganization from the formation of RLJE with former employees.  During the year ended December 31, 2015, we recognized additional severance charges of $574,000 associated with this reorganization.  These charges were recorded as a component of general and administrative expense.

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

During the years ended December 31, 2015 and 2014, we incurred compensation expenses related to these plans of $578,000 and $539,000, respectively.

Note 21.	Commitments and Contingencies

Operating Leases

RLJE’s principal executive office is located in Silver Spring, Maryland.  We also maintain offices in Woodland Hills, California; Stillwater, Minnesota; London, England and Sydney, Australia with varying terms and expiration dates.  All locations are leased.  A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate
Woodland Hills, CA	Administrative/Sales/Content Acquisition	June 30, 2021	Wholesale
Stillwater, MN	Sales and Administration for Direct-to-Consumer	June 30, 2022	Direct-to-Consumer
London, England	Content Development and Production/Sales/ Administration for the U.K.	July 1, 2018	IP Licensing/Wholesale/ Direct-to-Consumer
Sydney, Australia	Sales/Administration	March 1, 2017	Wholesale

(1)	The segment descriptions above reflect the location’s primary activity.

Future minimum annual rental payments by year under operating leases at December 31, 2015, are approximately as follows:

(In thousands)

Year Ended December 31,	Lease Commitment

2016	$1,298
2017	1,291
2018	1,172
2019	1,017
2020	1,032
Thereafter	542
$6,352

Rent expense was $1.9 million and 2.0 million, for the years ended December 31, 2015 and 2014, respectively.

Employment Agreements

At December 31, 2015, our future contractual obligations under four employment agreements are summarized below.  Included in the amounts below are any minimum bonus or agreed-upon amounts to be paid within the employment contracts over the next five years as long as the employee continues to be an employee in good standing and meets the performance criteria within the individual employment agreements.  One of the four employment agreements does not have an expiration date and is included in each of the five years presented below.

(In thousands)

Year Ended December 31,	Employment Contracts

2016	$1,077
2017	820
2018	750
2019	750
2020	750
$4,147

Future Royalty Obligations

At December 31, 2015, our future obligations for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements that have an off balance sheet commitment total $10.5 million.  To the extent payment is not due until delivery has occurred, these commitments will be recognized in 2016 within our consolidated financial statements upon the earlier of payment or upon delivery of content by the content supplier.

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

Equity Investments in Affiliate

We charged ACL overhead and personnel costs for the years ended December 31, 2015 and 2014, of approximately $1.0 million and $2.3 million, respectively.  Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.  During 2015, ACL began incurring most of their personnel and related support costs directly opposed to these costs being incurred by us and then charged to ACL.

ACL paid dividends to RLJE Ltd. of $3.3 million and $4.0 million during the years ended December 31, 2015 and 2014, respectively.  Dividends received were recorded as a reduction to the ACL investment account.

We have advanced ACL $2.6 million for distribution rights for Partners in Crime.  During the third quarter of 2015, we received the title from ACL and began distributing it with third parties.  For the year ended December 31, 2015, we recognized content amortization and royalty expense of $1.7 million, which is included in our cost of goods sold as content amortization and royalties.  As of December 31, 2015, our remaining unamortized content advance is $0.9 million.

During 2015, we paid $120,000 of the $300,000 advance due to ACL for distribution rights for And Then There Were None.  The remaining advance was paid in February 2016.  There was no content amortization and royalty expense recognized in 2015 as the title was not released until 2016.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia.  As of December 31, 2015, Acorn Media had lent its U.K. subsidiaries approximately $8.5 million and its Australian subsidiary approximately $3.4 million.  Amounts lent will be repaid in U.S. dollars based on available cash.  Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses.  During the years ended December 31, 2015 and 2014, we recognized foreign currency losses of $1.1 million and $1.1 million, respectively.

The RLJ Companies, LLC

On June 27, 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor.  These obligation were payable by us to the vendor through September 5, 2013.  Pursuant to the purchase, The RLJ Companies, LLC has become the account creditor with respect to these accounts.  These accounts have not been otherwise modified.  These purchased liabilities are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.

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

During the years ended December 31, 2015 and 2014, RLJ SPAC Acquisition LLC purchased 3,100 and 128,665 shares, respectively.

Sale of Preferred Stock and Warrants

On May 20, 2015, certain former board members and their affiliate companies, including RLJ SPAC Acquisition, LLC, purchased 16,500 shares of preferred stock and warrants to acquire 4,950,000 share of common stock from us for $16.5 million.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2015 (or Annual Report), we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report because of material weaknesses in our internal controls over financial reporting, relating to the review of content ultimates and the preparation and review of reconciliations, which we view as an integral part of our disclosure controls and procedures.

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
•

Provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations; and

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2015.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework– 1992 and identified material weaknesses in our internal control over financial reporting as of December 31, 2015 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described below, management concluded that, at December 31, 2015, our internal control over financial reporting was ineffective.

Management has concluded that we failed to maintain an effective control environment and monitoring activities as a result of (1) an ineffective design of the process level controls associated with the review of content ultimates and (2) a failure to design or maintain effective process level controls over certain reconciliations and management review.

In light of the material weaknesses, we performed the following action steps during 2015:

(a)

We improved communications between legal, operations and finance with respect to notification of expired, modified or terminated catalog content agreements to ensure they are properly evaluated within the ultimates.

(b)	We implemented analytical tools to help identify ultimates that need to be reviewed and updated.
(c)	We added staff to our financial reporting function to provide increased focus over content analysis and review.
(d)	During the last six months of 2015, we employed additional accounting personnel, replaced other personnel, and reorganized the corporate accounting function into one single location.
(e)	Reassigned roles and responsibilities amongst the current accounting personnel.

While the above action steps were implemented as of December 31, 2015, it will take time to properly transition roles and responsibilities, as well as provide necessary staff training.  During 2016, we will be assessing the effectiveness of the changes made and make additional modifications as required.

Based upon the above changes, management believes that the financial statements included in this report fairly represent in all material aspects our Company’s financial position, results of operations and cash flows for the periods presented.

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

The additional information required by this Item will be included in our company’s proxy statement for its 2016 Annual Meeting of Stockholders.

We have a Code of Ethics and Business Conduct Policy that applies to all of our employees, including our principal executive officer, principal financial and principal accounting officer, and to our directors.  We have posted the Code of Ethics and Business Conduct Policy under the menu “Investors – Corporate Governance” on our website at www.rljentertainment.com.  If we waive any material portion of our Code of Ethics and Business Conduct Policy that applies to our principal executive officer, principal financial officer or principal accounting officer or amend the Code of Ethics and Business Conduct Policy (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.rljentertainment.com within four business days.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our company’s proxy statement for its 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our company’s proxy statement for its 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our company’s proxy statement for its 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our company’s proxy statement for its 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits And Financial Statements

(b)	Exhibits.

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

3.3

Form of Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

3.4

Form of Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

3.5

Form of Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

3.6

Form of Certificate of Designation of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.2	Specimen Warrant certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.3

Amended and Restated Warrant Agreement, dated as of February 1, 2015, by and between RLJ Entertainment, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-35675) filed on May 8, 2015).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

10.1

RLJ Entertainment, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

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

10.4

Form of Indemnity Agreement, by and between RLJ Entertainment and each Indemnitee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.5

Assignment, Assumption and Amendment Agreement, dated as of October 3, 2012, by and among RLJ Entertainment, Inc., RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.6	Form of Unsecured Subordinated Promissory Note (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.7†

Employment Agreement, dated as of July 18, 2013, by and between Miguel Penella and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on November 7, 2013).

10.8

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

10.9

Securities Purchase Agreement, dated as of April 15, 2015, by and between RLJ Entertainment, Inc. and each purchaser identified on the signature page (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on April 16, 2015).

10.10

First Amendment to Credit and Guaranty Agreement, dated as of April 15, 2015, by and among RLJ Entertainment, Inc., certain subsidiaries of RLJ Entertainment, Inc. as Guarantors, Various Lenders, MCP Opportunities LLC (as successor to McLarty Capital Partners SBIC, L.P.) as Administrative Agent and Collateral Agent, McLarty Capital Partners SBIC, L.P. as Arranger, Bookmanager, and Syndication Agent, and Crystal Financial LLC as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on April 16, 2015).

10.11

Note Amendment Agreement, dated as of April 15, 2015, by and between RLJ Entertainment, Inc. and JH Investment Partners III, LP, JH Partners Evergreen Fund, LP, JH Investment Partners GP Fund III, LLC, Forrestal, LLC, Taylor Rettig, Theodore S. Green, John P. Avagliano, Ray Gagnon and Producers Sales Organization (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on April 16, 2015).

10.12

Securities Purchase Agreement, dated as of May 14, 2015, by and between RLJ Entertainment, Inc. and each purchaser identified on the signature page (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

10.13

Registration Rights Agreement, dated as of May 14, 2015, by and between RLJ Entertainment, Inc. and each purchaser identified on the signature page (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: April 15, 2016	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2016	/s/ MARK NUNIS
MARK NUNIS
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2016	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2016	/s/ MARK NUNIS
MARK NUNIS
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Dated: April 15, 2016	/s/ ROBERT L. JOHNSON
ROBERT L. JOHNSON
Chairman of the Board

Dated: April 15, 2016	/s/ TYRONE BROWN
TYRONE BROWN
Director

Dated: April 15, 2016	/s/ DAYTON JUDD
DAYTON JUDD
Director

Dated: April 15, 2016	/s/ ANDOR M. LASZLO
ANDOR M. LASZLO
Director

Dated: April 15, 2016	/s/ SCOTT R. ROYSTER
SCOTT R. ROYSTER
Director

Dated: April 15, 2016	/s/ JOHN ZIEGELMAN
JOHN ZIEGELMAN
Director