Form 10-K/A
period 2015-12-31
RLJ ENTERTAINMENT, INC.
filed 2016-04-29
CIK 1546381

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2016:  14,132,820

DOCUMENTS INCORPORATED BY REFERENCE

None.

RLJ ENTERTAINMENT, INC.

Form 10-K/A Annual Report (Amendment No. 1)

For The Fiscal Year Ended December 31, 2015

Explanatory Note

RLJ Entertainment, Inc. (or RLJE, the Company, we, us, or our) is filing this Amendment No. 1 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10‑K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (or SEC) on April 15, 2016 (or the 2015 Form 10-K), for purposes of including the information required by Part III that was to be incorporated by reference to its definitive proxy statement relating to its 2016 Annual Meeting of Stockholders.  This Amendment does not reflect a change in our results of operations or financial position as reported in the 2015 Form 10-K.

Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from a definitive proxy statement if such statement is filed no later than 120 days after our last fiscal year end.  We do not expect to file a definitive proxy statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2015 Form 10-K.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 2015 Form 10-K, nor does it modify or update the disclosure contained in the 2015 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the 2015 Form 10-K and RLJE’s other filings made with the SEC on or subsequent to April 15, 2016.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

As of April 29, 2016, our board of directors (or Board) was comprised of seven members as set forth in the table below.  Each director elected holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Robert L. Johnson	2012	70

Mr. Johnson was appointed as the Company’s chairman in October 2012. From November 2010 to October 2012, Mr. Johnson served as the chairman of the board of RLJ Acquisition, Inc., a special purpose acquisition company that created the Company. Mr. Johnson founded The RLJ Companies, an innovative business network that owns or holds interests in a diverse portfolio of companies in businesses operating in hotel real estate investment; private equity; financial services; asset management; automobile dealerships; sports and entertainment; and video lottery terminal (or VLT) gaming, and has served as its chairman since February 2003. Prior to forming The RLJ Companies, Mr. Johnson was founder and chief executive officer of Black Entertainment Television (or BET), which was acquired by Viacom Inc. in 2001. He continued to serve as chief executive officer of BET until February 2006. In July 2007, Mr. Johnson was named by USA Today as one of the “25 most influential business leaders of the past 25 years.” Mr. Johnson currently serves on the boards of directors of RLJ Lodging Trust (NYSE: RLJ), KB Home (NYSE: KBH), Lowe’s Companies, Inc. (NYSE: LOW), Strayer Education, Inc. (NASDAQ: STRA) and Retirement Clearinghouse, LLC. He previously served as a director of Hilton Hotels Corporation, US Airways Group, Inc., General Mills, Inc. and IMG Worldwide, Inc., and a member of the board of trustees at The Johns Hopkins University.

Miguel Penella	2012	47

Mr. Penella was appointed as the Company’s Chief Executive Officer on January 18, 2013.  From October 2012 until January 18, 2013, Mr. Penella served as Chief Operating Officer. Mr. Penella has served as a director of the Company since October 2012. From April 2007 to October 2012, Mr. Penella served as chief executive officer of Acorn Media Group, Inc., which was acquired by the Company in October 2012, where he oversaw operations and was the driving force behind the worldwide expansion of both the Acorn and Acacia brands, including the acquisition of 64% of Agatha Christie Limited and the launch of Acorn TV, the Company’s first proprietary subscription VOD channel. From 2004 to April of 2007, Mr. Penella was president of Acorn’s direct-to-consumer operations offering DVDs and other high quality products through catalogs and online marketing vehicles. Under his leadership, Acorn’s direct-to-consumer operations grew from $8 million to $40 million in sales. Mr. Penella came to Acorn from Time-Life where he rose in the ranks from circulation director of the catalog department to director of catalogs for the music division and then to vice president of customer marketing in 2001. Previously, he worked in catalog management for the National Direct Marketing Corporation and the National Wildlife Federation.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Tyrone Brown	2012	73

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

Andor (Andy) M. Laszlo	2012	49

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

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Scott Royster	2014	51

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

Dayton Judd	2015	44

Mr. Judd is the Founder and Managing Partner of Sudbury Capital Management.  Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q  Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007.  Mr. Judd graduated from Brigham Young University in 1995 with a bachelor’s degree, summa cum laude, and a master’s degree, both in accounting.  He also earned an MBA with high distinction from Harvard Business School in 2000, where he was a Baker Scholar.  Mr. Judd is a Certified Public Accountant.

John Ziegelman	2015	52

Mr. Ziegelman is a portfolio manager for Wolverine Asset Management, LLC (or Wolverine).  Prior to joining Wolverine in 2013, Mr. Ziegelman was the founder of Carpe Diem Capital Management (2001) and co-founder of Castle Creek Partners (1997); both firms were engaged in private placements and corporate restructurings.  Prior to Castle Creek Partners, Mr. Ziegelman worked at Citadel Investment Group and spent most of his early career as an investment banker, working for both Shearson Lehman Brothers and Kidder, Peabody & Co. in their real estate and corporate finance/M&A departments.  Mr. Ziegelman graduated from the University of Michigan in 1986 with a BA in Philosophy and Classical Archaeology and earned an MBA from the University of Chicago in 1993 concentrating his studies on finance and accounting.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 29, 2016.

Name	Age	Position
Executive Officers
Miguel Penella	47	Chief Executive Officer
Mark Nunis	49	Chief Accounting Officer

Biographical information for Mr. Penella is set forth above under “Board Composition.”

Mr. Nunis was appointed as the Company’s Chief Principal Financial and Accounting Officer in November 2015.  Mr. Nunis has 24 years of accounting, audit, and financial reporting experience in a variety of industries.  Mr. Nunis joined the Company as Chief Accounting Officer in January 2013.  Prior to joining the Company, Mr. Nunis was an audit partner with J.H. Cohn LLP from January 2006 to January 2013.  From May 2002 to January 2006, Mr. Nunis was a founder and partner of accounting firm, Croutch Nunis Matthews, LLP (or CNM).  Prior to CNM, Mr. Nunis worked in the audit practice of Arthur Anderson for 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires RLJE’s directors, executive officers and the beneficial holders of more than 10% of a registered class of RLJE’s equity securities to file initial reports of ownership and changes in ownership of Common Stock and other equity securities of RLJE with the Securities and Exchange Commission (or SEC).  Based solely on a review of copies of reports filed with the SEC and written representations by certain officers and directors, we believe that all of our officers, directors and stockholders subject to the reporting requirements of Section 16(a) filed all of their reports related to non-exempt transactions on a timely basis during the fiscal year ended December 31, 2015, except for one Form 4 for Mr. Penella, reporting one transaction.  We also believe these persons filed all of their reports related to exempt transactions on a timely basis during the fiscal year ended December 31, 2015.

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

Committees of the Board

Audit Committee. The Company has an Audit Committee comprised of Messrs. Judd, Royster, and Laszlo (Chairman). Effective June 4, 2015, Messrs. Edwards and Sinclair resigned from the Board and on June 30, 2015, Dayton Judd was appointed to the Audit Committee. The Board has determined that Messrs. Judd, Royster, and Laszlo are, and Messrs. Edwards and Sinclair were, independent as that term is used in NASDAQ Marketplace Rule 5605 and in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and that Mr. Royster is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The Company has a Compensation Committee comprised of Messrs. Brown (Chairman), Laszlo, and Ziegelman. Effective June 4, 2015, Messrs. Goldfarb and Sinclair resigned from the Board and on June 30, 2015, Messrs. Laszlo and Ziegelman were appointed to the Compensation Committee.  The Board has determined that Messrs. Brown, Laszlo, and Ziegelman are, and Messrs. Goldfarb and Sinclair were, independent as that term is used in NASDAQ Marketplace Rule 5605.

Nominations and Governance Committee.  The Company had a Nominations and Governance Committee until June 4, 2015 that was comprised of Messrs. Edwards and Goldfarb and Ms. Wardell (Chairman).  Effective June 4, 2015, Messrs. Edwards and Goldfarb and Ms. Wardell resigned from the Board and on June 30, 2015, the Board determined that the entire Board would act as the Nominations and Governance Committee.  The Board has determined that Messrs. Brown, Judd, Laszlo, Royster, and Ziegelman are, and Messrs. Edwards and Goldfarb and Ms. Wardell were, independent as that term is used in NASDAQ Marketplace Rule 5605.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2014

The following table sets forth the compensation of those persons who served as our principal executive officer, principal financial officer and our other executive officers (collectively, the Named Executive Officers) for the fiscal year ended on December 31, 2015.

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)

Miguel Penella	2015	$500,000	—	$198,806	—	$8,744	$707,550
Chief Executive Officer	2014	500,000	—	216,200	—	10,400	726,600

Mark Nunis(3)	2015	274,587	—	56,012	—	10,400	340,999
Chief Accounting Officer

Andrew Wilson(3)	2015	346,625	—	—	—	4,800	351,425
Chief Financial Officer	2014	360,000	—	34,270	—	4,800	399,070

(1)

Fiscal year 2015 includes restricted stock grants of 289,341 shares for Mr. Penella and 81,520 shares for Mr. Nunis vesting in two equal installments on April 1, 2016 and October 1, 2016. The amounts shown represent the total grant date fair value of the grant computed in accordance with FASB ASC Topic 718.

Fiscal year 2014 includes restricted stock grants of 47,000 shares for Mr. Penella and 12,000 shares for Mr. Wilson, each vesting over approximately 13 months with the majority of shares subject to certain performance criteria.  The amounts shown represent the total grant date fair value of the grants computed in accordance with FASB ASC Topic 718.  During 2014, the performance criteria of closing the bank refinancing was met and 35,800 shares vested for Mr. Penella and 7,800 shares vested for Mr. Wilson.  The remaining time-based shares vested in 2015.

(2)	Fiscal year 2015 includes:
(i)	For Mr. Penella, Company 401(k) match of $8,744
(ii)	For Mr. Nunis, Company 401(k) match of $10,400.
(iii)	For Mr. Wilson, Company 401(k) match of $4,800.

Fiscal year 2014 includes:

(i)	For Mr. Penella, Company 401(k) match of $10,400.
(ii)	For Mr. Wilson, Company 401(k) match of $4,800.
(3)	Mr. Wilson was employed for part of 2015, ending November 8, 2015. Mr. Nunis was appointed as the Company’s Principal Financial and Accounting Officer on November 9, 2015.

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

Stock Grant.  Mr. Penella was awarded 128,756 shares of restricted stock, with 64,378 shares vesting on March 1, 2014, 32,189 shares vesting on January 1, 2015 and 32,189 shares vesting on January 1, 2016. One-half of the shares subject to vesting on each of these dates were subject to an additional condition of the Company achieving 97% of the Adjusted EBITDA or revenue targets proposed by management and approved and adopted by the Board, in its sole discretion, for 2013, 2014 and 2015.  These targets were not satisfied and the performance based shares for each of the above vest dates were forfeited.

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

Severance Benefits.  The Company may terminate Mr. Penella’s employment for cause, without cause or upon death or disability, and Mr. Penella may terminate his employment for good reason or without cause.  If Mr. Penella’s employment is terminated by the Company without cause (other than upon death or disability) or Mr. Penella terminate his employment for good reason, he would be entitled to receive, for 12 months following termination (the severance period), his base salary as in effect immediately prior to termination and a pro rata annual bonus based upon the Company’s performance for the year in which termination occurs, if 97% of the performance target levels are met.  In addition, his benefits would continue for the severance period. Under the agreement, “cause” includes (a) material dishonesty, theft, misrepresentation, deceit or fraud, (b) negligence or insubordination (subject to certain rights of cure), (c) conviction for, or plea of nolo contendere to, a charge or commission of a felony or (d) material breach of the confidentiality, non-competition or non-solicitation provisions of the agreement (subject to certain rights of cure) and “good reason” includes (a) material diminution of Mr. Penella’s duties or responsibilities, (subject in either case to certain rights of cure), (b) a material breach by the Company of the agreement (subject to certain rights of cure) and (c) requiring Mr. Penella to relocate to an office on a regular basis that is more than 50 miles from the Company’s current principal executive offices.

Agreement with Mr. Wilson

The agreement with Mr. Wilson was effective as of June 10, 2013 and ended on November 8, 2015.  Certain terms of the agreement are summarized below.

Term.  Mr. Wilson’s agreements provided for a term of three years beginning on June 10, 2013, and subject to advance-notice termination provisions.

Base Compensation.  The agreement provided for minimum annual base salary of $360,000, subject to any increase as determined by the Compensation Committee.

Cash Bonus Opportunity.  The agreement provided that Mr. Wilson had an opportunity to earn a bonus with respect to 2013, 2014 and 2015, based on achieving certain corporate and/or individual performance goals to be established by the Compensation Committee.  The annual bonus was to be set annually by March 31, and the annual bonus amount, subject to achieving the applicable performance levels, was not to be less than $110,000.

Stock Grant.  Mr. Wilson was awarded 52,631 shares of restricted stock, vesting over a three-year period, with 23,316 shares vesting on the first anniversary of the agreement, 14,658 shares vesting on the second anniversary of the agreement and 14,657 shares vesting on the third anniversary of the agreement.  One-half of the shares subject to vesting on each of the anniversaries were subject to an additional condition that the Company achieve certain Adjusted EBITDA or other financial targets established by management and approved by the Compensation Committee for the preceding fiscal year in which the shares would otherwise vest.  These targets were not satisfied and the performance based shares for each of the above vest dates were forfeited.

Benefits.  Mr. Wilson was entitled to certain insurance, fringe and leave benefits generally available to senior executives of the Company. The agreement requires Mr. Wilson to protect the confidentiality of the Company’s confidential information, and it further provides that for two years after termination he will not seek to solicit or hire the Company’s employees.

Severance Benefits.  The agreement permitted the Company to terminate Mr. Wilson’s employment for cause, without cause or upon death or disability.  If Mr. Wilson’s employment is terminated by the Company without cause (other than upon death or disability), he would have been entitled to receive, for the lesser of six months or the remaining term under the agreement (the severance period), his base salary as in effect immediately prior to termination and a pro rata annual bonus based upon the Company’s performance for the year in which termination occurs.  In addition, his benefits would continue for the severance period. Under the agreement, “cause” included (a) dishonesty, theft, misrepresentation, deceit or fraud, (b) negligence, incompetence or insubordination (subject to certain rights of cure), (c) conviction for, or plea of nolo contendere to, a charge or commission of a felony, (d) breach of a material provision of the Company’s employee handbook or (e) breach of the confidentiality or non-solicitation provisions of the agreement (subject to certain rights of cure).

Outstanding Equity Awards at Fiscal Year End 2015

The following table includes all outstanding equity awards at December 31, 2015.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying exercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Miguel Penella	—	—	—	—	—	—	—	321,530	$185,844
Andrew Wilson	—	—	—	—	—	—	—	—	—
Mark Nunis	—	—	—	—	—	—	—	81,520	47,119

(1)	The value of unearned shares is based upon the closing stock price at December 31, 2015 of $0.578 per share.

Director Compensation

The non-executive members of our board of directors, Tyrone Brown, Dayton Judd, Andor (Andy) M. Laszlo, and Scott Royster receive an annual retainer of $50,000, paid quarterly, and an annual restricted stock award valued at $50,000.  John Ziegelman has waived this compensation.  In addition, the non-executive directors are reimbursed for reasonable travel expenses to attend Board or committee meetings.  Executive directors receive no additional compensation for their service as directors.

For fiscal year 2015, each of our non-executive directors was each granted a restricted stock award, valued at $50,000, for 42,882 shares of Common Stock, based upon the five-day trailing average closing stock price of $1.166.  The restricted stock awards were granted under our 2012 Incentive Compensation Plan on November 18, 2015 and vest 100% on the earlier of the one-year anniversary of the date of grant or the date prior to the Annual Meeting of Shareholders, provided the recipient continues to serve as a director.

Director Compensation Table for Fiscal Year 2015

The following table sets forth information regarding the compensation earned by our non-executive directors in fiscal year 2015:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tyrone Brown	$50,000	$52,316	$—	$—	$102,316
Robert L. Johnson	250,000	—	—	—	250,000
Dayton Judd	30,632	63,850	—	—	94,482
Andor (Andy) M. Laszlo	50,000	52,316	—	—	102,316
Scott Royster	50,000	52,316	—	—	102,316
John Ziegelman	—	—	—	—	—

(1)	For independent directors, represents retainer fee paid quarterly. For Mr. Johnson, represents compensation for non-executive chairman services.
(2)

Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2015.  The per share grant date fair value of each of the restricted stock awards for 42,882 shares was $1.22.  As of fiscal year end 2015, these shares had not vested.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 28, 2016, with respect to the beneficial ownership of shares of our Common Stock owned by (i) each person, who, to our knowledge based on Schedules 13D or 13G or other reports filed with the SEC, is the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each person who is a director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
RLJ SPAC Acquisition, LLC(3)	25,983,158	69.38%
Robert L. Johnson (3)	25,983,158	69.38%
JH Evergreen Management, LLC (4)	11,891,652	61.17%
Wolverine Asset Management, LLC (5)	1,411,868	9.99%
Sudbury Capital Fund, LP (6)	3,271,435	19.12%
Dayton Judd (7)	3,329,453	19.53%
Wexford Spectrum Investors (8)	2,773,523	17.95%
Peter Edwards (9)	1,979,337	12.86%
Morris Goldfarb (10)	1,588,765	10.23%
Drawbridge Special Opportunities Fund LP (11)	1,000,000	6.61%
Miguel Penella (12)	449,365	3.17%
Tyrone Brown (13)	72,171	*
Andor (Andy) M. Laszlo (13)	74,171	*
Mark Nunis (14)	74,083	*
Scott Royster (13)	62,826	*
John Ziegelman	—	—%
All directors and executive officers as a group (8 persons)	30,045,227	74.25%

*	Less than 1%

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

(2)

On April 28, 2016, there were 14,132,820 shares of common stock outstanding.  Common stock not outstanding but which underlies preferred stock and warrants exercisable as of, or within, 60 days after April 28, 2016, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the record date.

(3)

The RLJ Companies, LLC is the sole manager and is the sole voting member of RLJ SPAC Acquisition, LLC.  Robert L. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC (collectively RLJ).  Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.  Includes 2,666,491 shares of common stock, warrants exercisable at $12 per share to purchase 3,816,667 shares of common stock, warrants exercisable at $1.50 per share to purchase 4,500,000 shares of common stock and 15,000 shares of Series B-2 Convertible Preferred Stock with a conversion price of $1 per share into 15,000,000 shares of common stock.  The mailing address for RLJ is 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814.

(4)

Information presented regarding JH Evergreen Management, LLC (or JH Evergreen Management) is based solely on the Form 4/A filed on May 26, 2015, Schedule 13D filed on June 11, 2015, Schedule 13G/A filed on February 13, 2015 and Schedule 13G initially filed on October 15, 2012.  The reporting persons include (i) JH Evergreen Management, a Delaware limited liability company; (ii) JH Partners Evergreen Fund, L.P., a Delaware limited partnership (or JH Evergreen); (iii) JH Investment Partners III, LP, A Delaware limited partnership (or JHIP III); (iv) JH Investment Partners GP Fund III, LLC, a Delaware limited liability company (or JHIP GP III); (v) Forrestal, LLC, a Delaware limited liability company (or Forrestal); and (vi) John C. Hansen.  Includes 2,034,276 shares of common stock, warrants exercisable at $12 per share to purchase 134,114 shares of common stock, warrants exercisable at $1.50 per share to purchase 2,243,830 shares of common stock and 7,479.432 shares of Series B-1 Convertible Preferred Stock with a conversion price of $1 per share into 7,479,432 shares of common stock.  The mailing address of JH Evergreen Management and the other affiliated filers is 451 Jackson Street, San Francisco, California 94111-1615.  Mr. Hansen disclaimed beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)

Information presented regarding Wolverine Asset Management, LLC is based in part on the Schedule 13D filed on June 1, 2015 and Schedule 13D/A filed on October 13, 2015.  The securities reported herein were purchased for the account of Wolverine Flagship Fund Trading Limited, a private investment fund managed by Wolverine Asset Management, LLC.  The reporting persons include (i) Wolverine Asset Management, LLC, an Illinois limited liability company, (ii) Wolverine Holdings, L.P., an Illinois limited partnership, (iii) Wolverine Trading Partners, Inc., an Illinois corporation, (iv) Christopher L. Gust, and (v) Robert R. Bellick.  The amount set forth as the beneficial ownership takes into account the Ownership Limitation (as defined below).  Without such Ownership Limitation, Wolverine’s beneficial ownership would be 5,220,370, which includes warrants exercisable at $12 per share to purchase 20,370 shares of common stock, warrants exercisable at $1.50 per share to purchase 1,200,000 shares of common stock and 4,000 shares of Series A-1 Convertible Preferred Stock with a conversion price of $1 per share into 4,000,000 shares of common stock.  The reporting persons are prohibited from converting any Series A-1 Convertible Preferred Stock or exercising certain warrants if as a result the reporting persons would beneficially own more than 9.99% of the outstanding common stock (the “Ownership Limitation”).  The mailing address for Wolverine and the other affiliated filers is 175 West Jackson Blvd., Suites 200 and 340 Chicago, Illinois 60604.

(6)

Information presented regarding Sudbury Capital Fund, LP (or Sudbury) is based solely on the Schedule 13D/A filed on May 27, 2015.  The reporting persons include (i) Sudbury Capital Fund, LP, a Delaware limited partnership and pooled investment vehicle (or SCF); (ii) Sudbury Holdings, LLC a Delaware limited liability company (or SH); (iii) Sudbury Capital Management, LLC a Delaware limited liability company and the investment adviser (or SCM); (iv) Sudbury Capital GP, LP, a Delaware limited partnership and the general partner of the pooled investment vehicle (or SCGP) and (v) Dayton Judd, the Managing Member of SCM and Partner and Manager of SCGP (collectively the reporting persons).  Includes 290,143 shares of common stock, warrants exercisable at $12 per share to purchase 381,292 shares of common stock, warrants exercisable at $1.50 per share to purchase 600,000 shares of common stock and 2,000 shares of Series A-2 Convertible Preferred Stock with a conversion price of $1 per share into 2,000,000 shares of common stock.  The mailing address for Sudbury and the other affiliated filers is 878 S. Denton Tap Road, Suite 220, Coppell, TX 75019.

(7)	Includes 58,018 shares of common stock, of which 42,882 are subject to restricted stock awards, and indirect ownership of Sudbury Capital Fund, LP.
(8)

Information presented regarding Wexford Spectrum Investors LLC (or WSI) is based solely on the information provided in the Form 4 filed on January 8, 2015, Schedule 13G/A filed on January 16, 2015, Schedule 13G/A filed on February 14, 2014, Form 3 filed on February 25, 2013, Schedule 13G/A filed on February 11, 2013, and Schedule 13G initially filed on October 12, 2012.  Wexford Capital LP (or Wexford Capital) may, by reason of its status as manager of WSI, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Wexford GP LLC (or Wexford GP) may, as the General Partner of Wexford Capital, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Charles E. Davidson (or Davidson) and Joseph M. Jacobs (or Jacobs) may, by reason of his status as a controlling person of Wexford GP, be deemed to own beneficially the securities of which WSI possesses beneficial ownership. Each of Wexford Capital, Wexford GP, Davidson and Jacobs shares the power to vote and to dispose of the securities beneficially owned by WSI. Each of Wexford Capital, Wexford GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by WSI and this report shall not be deemed as an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their respective interests in each member of WSI.  Includes 1,453,523 shares of common stock and warrants exercisable at $12 per share to purchase 1,320,000 shares of common stock.  The mailing address for WSI and the other affiliate filers is 411 West Putnam Avenue, Suite 125, Greenwich, Connecticut 06830.

(9)

Information presented regarding Peter Edwards is based solely on the information provided in the Schedule 13G filed on February 12, 2016.  The mailing address of Mr. Edwards is 7400 Meadow Lane, Chevy Chase, MD 20815. Includes 721,812 shares of common stock, warrants exercisable at $12 per share to purchase 607,525 shares of the common stock, warrants exercisable at $1.50 per share to purchase 150,000 shares of common stock and 500 shares of Series B-2 Convertible Preferred Stock with a conversion price of $1 per share into 500,000 shares of common stock.

(10)

Information presented regarding Morris Goldfarb is based solely on the information provided in the Schedule 13G filed on February 12, 2016.  The mailing address of Mr. Goldfarb is c/o G-III Apparel Group, Ltd., 512 7th Avenue, 35th Floor, New York, NY 10018.Includes 188,765 shares of common stock, warrants exercisable at $12 per share to purchase 100,000 shares of common stock, warrants exercisable at $1.50 per share to purchase 300,000 shares of common stock and 1,000 shares of Series B-2 Convertible Preferred Stock with a conversion price of $1 per share into 1,000,000 shares of common stock.

(11)

Information presented regarding Drawbridge Special Opportunities Fund LP is based solely on the Schedule 13G filed on October 15, 2012 filed on behalf of (i) Drawbridge Special Opportunities Fund LP, a Delaware limited partnership, directly owns warrants to acquire shares of the common stock as described herein; (ii) Drawbridge Special Opportunities GP LLC, a Delaware limited liability company, is the general partner of Drawbridge Special Opportunities Fund LP; (iii) Fortress Principal

Investment Holdings IV LLC, a Delaware limited liability company, is the managing member of Drawbridge Special Opportunities GP LLC; (iv) Drawbridge Special Opportunities Advisors LLC, a Delaware limited liability company, is the investment manager of Drawbridge Special Opportunities Fund LP; (v) FIG LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding interests of Drawbridge Special Opportunities Advisors LLC; (vi) Fortress Operating Entity I LP, a Delaware limited partnership, is the holder of all of the issued and outstanding interests of FIG LLC and Fortress Principal Investment Holdings IV LLC; (vii) FIG Corp., a Delaware corporation, is the general partner of Fortress Operating Entity I LP; and (viii) Fortress Investment Group LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding shares of FIG Corp. Includes warrants exercisable at $12 per share to purchase 1,000,000 shares of common stock.  The mailing address of Drawbridge Special Opportunities Fund LP and the other affiliated filers is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Chief Compliance Officer.

(12)	Includes 415,739 shares of common stock, of which 289,341 are subject to restricted stock awards, and warrants exercisable at $12 per share to purchase 33,626 shares of common stock.
(13)	Includes 42,882 shares of common stock subject to restricted stock awards.
(14)	Includes 40,760 shares of common stock subject to restricted stock awards.

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

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes.  We entered into a Securities Purchase Agreement (the Purchase Agreement) with certain accredited investors, including RLJ SPAC LLC (a limited liability company controlled by Robert L. Johnson, the chairman of the Company’s board of directors), Peter Edwards, a member of the board, Morris Goldfarb, a member of the board, Wolverine Flagship Fund Trading Limited and Sudbury Capital Fund, L.P.  Pursuant to the terms of the Purchase Agreement the company has agreed to issue (a) to Wolverine, 4,000 shares of Series A-1 Convertible Preferred Stock (the Series A-1 Preferred Stock) at the stated value of $1,000.00 per share; (b) to Sudbury, 2,000 shares of Series A-2 Convertible Preferred Stock (the Series A-2 Preferred Stock) at the stated value of $1,000.00 per share; (c) to RLJ SPAC LLC, Messrs. Edwards and Goldfarb and the holders of the Company’s subordinated notes, 25,100 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock and together with the Series A-1 Preferred Stock and Series A-2 Preferred Stock, the Preferred Stock) at the stated value of $1,000.00 per share; and (d) to each investor, warrants to purchase a number of shares of common stock of the Company (the Common Stock) equal to 30% of such investor’s shares of Common Stock issuable upon conversion of such investor’s shares of Preferred Stock (the Warrants). We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which included fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction.  The balance of the net cash proceeds was used for content investment and working capital purposes.  Of the fees incurred, $878,000 was recorded against the proceeds received, $450,000 was recorded as additional debt discounts, $250,000 was included as interest expense and the balance was included in other expense.

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

•

Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (or Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $1.00) or (ii) 85% of the then trading price, as defined, of our common stock.  If we were to redeem with shares of common stock, the number of shares that would be issued upon redemption is not determinable as the number of shares is contingent upon the then trading price of our common stock.  Generally, if we were to redeem with shares, the number of common shares needed for redemption increases as our common stock price decreases.

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

Director Independence

Our Board reviewed the NASDAQ independence standards with regard to our directors, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and RLJE, any of its subsidiaries, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined that Messrs. Brown, Judd, Laszlo, Royster and Ziegelman are, and Edwards, Goldfarb, and Sinclair, and Ms. Wardell were “independent” as that term is used in NASDAQ Marketplace Rule 5605.  We do not know of any family relationships among or between any of our directors, executive officers, or key employees.  With regard to the independence of our directors regarding committee independence, see Board of Directors and Corporate Governance – Committees of the Board above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed for professional services provided by BDO USA, LLP related to the fiscal year ended December 31, 2015 and provided by KPMG LLP related to the fiscal years ended December 31, 2015 and 2014.

	2015-BDO	2015 KPMG	2014-KPMG
Audit Fees	$571,000	$544,000	$450,000
Audit-Related Fees	—	—	—
Tax Fees	—	100,000	125,000
All Other Fees	—	—	—
Total Fees	$571,000	$644,000	$575,000

Audit Fees.  Audit fees consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  There were no audit-related fees during the fiscal years ended December 31, 2015 and 2014.

Tax Fees.  BDO USA, LLP provided tax advice and compliance services but did not provide tax planning for us in fiscal year ended December 31, 2014.  KPMG LLP provided tax advice and compliance services but did not provide tax planning for us in fiscal years ended December 31, 2015 and 2014.  .

All Other Fees. There were no other fees during the fiscal years ended December 31, 2015 and 2014.

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

All of the fees paid to BDO USA, LLP and KPMG LLP in fiscal 2015 and 2014 were pre-approved by the Audit Committee.  Our Audit Committee also considered whether the provision of services other than those described above under the heading of “Audit Fees” were compatible with maintaining the independence of BDO USA, LLP and KPMG LLP.

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

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: April 29, 2016	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)