Form 10-Q
period 2016-03-31
RLJ ENTERTAINMENT, INC.
filed 2016-05-16
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on May 13, 2016:  14,132,820

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•	Our financial performance, including our ability to achieve improved results from operations and Adjusted EBITDA;
•	The effects of limited cash liquidity on operational performance;
•	Our obligations under the credit agreement, including our principal repayment obligations;
•	Our ability to satisfy financial ratios;
•	Our ability to generate sufficient cash flows from operating activities;
•	Our ability to raise additional capital to reduce debt, improve liquidity and fund capital requirements;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
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

All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 15, 2016. You are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 (unaudited) and December 31, 2015

	March 31,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash	$4,965	$4,530
Accounts receivable, net	12,639	24,997
Inventories, net	9,267	10,742
Investments in content, net	59,712	60,407
Prepaid expenses and other assets	1,496	1,969
Property, equipment and improvements, net	2,298	2,485
Equity investment in affiliate	20,100	20,098
Other intangible assets, net	10,685	10,769
Goodwill	14,631	14,631
Total assets	$135,793	$150,628
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$16,424	$23,233
Accrued royalties and distribution fees	49,456	51,552
Deferred revenue	1,636	1,900
Debt, net of discounts and debt issuance costs	61,117	61,250
Deferred tax liability	1,839	1,839
Stock warrant and other derivative liabilities	18,854	10,678
Total liabilities	149,326	150,452
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference of $33,272 at March 31, 2016 and $32,617 at December 31, 2015	22,472	21,346
Shareholders' Deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 14,151,519 shares issued and 14,132,820 shares outstanding at March 31, 2016; and 14,151,519 shares issued and outstanding at December 31, 2015	14	14
Additional paid-in capital	84,590	85,391
Accumulated deficit	(118,989)	(105,514)
Accumulated other comprehensive loss	(1,620)	(1,061)
Treasury shares, at cost, 18,699 shares at March 31, 2016 and zero at December 31, 2015	—	—
Total shareholders' deficit	(36,005)	(21,170)
Total liabilities and shareholders' deficit	$135,793	$150,628

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
(In thousands, except share data)	2016	2015
Revenues	$22,806	$26,116
Cost of sales
Content amortization and royalties	8,451	11,887
Manufacturing and fulfillment	8,342	8,768
Total cost of sales	16,793	20,655
Gross profit	6,013	5,461

Selling expenses	3,621	6,121
General and administrative expenses	5,035	5,515
Depreciation and amortization	936	1,165
Total operating expenses	9,592	12,801
LOSS FROM OPERATIONS	(3,579)	(7,340)

Equity earnings of affiliate	499	250
Interest expense, net	(2,205)	(2,943)
Change in fair value of stock warrants and other derivatives	(8,176)	497
Other income (expense)	27	(776)
LOSS BEFORE PROVISION FOR INCOME TAXES	(13,434)	(10,312)
Provision for income taxes	(41)	(318)
NET LOSS	(13,475)	(10,630)
Accretion on preferred stock	(1,126)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,601)	$(10,630)
Net loss per common share:
Basic and diluted	$(1.14)	$(0.84)

Weighted average shares outstanding:
Basic and diluted	12,841	12,680

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
(In thousands)	2016	2015
Net loss	$(13,475)	$(10,630)
Other comprehensive loss:
Foreign currency translation loss	(559)	(369)
Total comprehensive loss	$(14,034)	$(10,999)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2016 and 2015

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	At Cost	Total Equity
Balance at January 1, 2016	14,152	$14	$85,391	$(105,514)	$(1,061)	—	$—	$(21,170)
Forfeiture of restricted common stock	(19)	—	—	—	—	19	—	—
Accretion on preferred stock	—	—	(1,126)	—	—	—	—	(1,126)
Stock-based compensation	—	—	325	—	—	—	—	325
Foreign currency translation	—	—	—	—	(559)	—	—	(559)
Net loss	—	—	—	(13,475)	—	—	—	(13,475)
Balance at March 31, 2016	14,133	$14	$84,590	$(118,989)	$(1,620)	19	$—	$(36,005)

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2015	13,335	$14	$87,706	$(50,534)	$(729)	390	$—	$36,457
Forfeiture of restricted common stock	(2)	—	—	—	—	2	—	—
Forfeiture of founder shares	(437)	—	—	—	—	437	—	—
Stock-based compensation	—	—	194	—	—	—	—	194
Foreign currency translation	—	—	—	—	(369)	—	—	(369)
Net loss	—	—	—	(10,630)	—	—	—	(10,630)
Balance at March 31, 2015	12,896	$14	$87,900	$(61,164)	$(1,098)	829	$—	$25,652

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,475)	$(10,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity earnings of affiliate	(499)	(250)
Content amortization and royalties	8,451	11,887
Depreciation and amortization	936	1,165
Foreign currency exchange (gain) loss	(3)	841
Fair value adjustment of stock warrant and other derivative liabilities	8,176	(497)
Non-cash interest expense	584	500
Stock-based compensation expense	325	194
Changes in assets and liabilities:
Accounts receivable, net	12,275	5,106
Inventories, net	1,450	958
Investments in content, net	(9,916)	(8,796)
Prepaid expenses and other assets	469	(767)
Accounts payable and accrued liabilities	(7,121)	(1,614)
Deferred revenue	(264)	(1,195)
Net cash provided by (used in) operating activities	1,388	(3,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(332)	(69)
Net cash used in investing activities	(332)	(69)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior debt	(613)	(613)
Net cash used in financing activities	(613)	(613)
Effect of exchange rate changes on cash	(8)	246
NET INCREASE (DECREASE) IN CASH:	435	(3,534)
Cash at beginning of period	4,530	6,662
Cash at end of period	$4,965	$3,128

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

We acquire content rights in various categories including, British mysteries and dramas, urban programming and full-length independent motion pictures.  We acquire this content in two ways:

•	through long-term exclusive licensing agreements where we secure multiple rights to third-party programs and;
•	through development, production and ownership of original drama television programming through our wholly-owned subsidiary, RLJE Ltd., and our 64%-owned subsidiary, ACL.

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

Basis of Presentation

Unaudited Interim Financial Statements

The financial information presented in the accompanying unaudited interim consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on April 15, 2016 (or 2015 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2015 Form 10-K contains a summary of our significant accounting policies. As of March 31, 2016, we have made no material changes to our significant accounting policies disclosed in our 2015 Form 10-K.

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments. The carrying amount of our debt under our senior credit agreement approximates fair value as the debt bears market rates of interest. The carrying amount of our subordinated debt, which includes accrued interest, is $1.4 million more than its fair value of $8.1 million as a result of its reduced interest rate from 12.0% to 1.5% for two years beginning January 1, 2015. The fair value of subordinated debt was determined by discounting future interest and principal payments by an estimated market rate of interest of 12.0%. This fair value assessment of our subordinated debt is a level 3 measurement as provided by Accounting Standards Codification (or ASC) 820, “Fair Value Measurements and Disclosures.”

Reclassifications and Adoption of Accounting Pronouncement

Certain amounts reported previously in our consolidated financial statements have been reclassified or adjusted to be comparable with the classifications used for our 2016 consolidated financial statements. We are now reporting technology infrastructure costs associated with delivering our subscription-based SVOD channels within cost of sales as manufacturing and fulfillment. For the three months ended March 31, 2015, we reclassified $0.4 million of these costs from selling expenses to cost of sales in our consolidated statement of operations.

On January 1, 2016, we retroactively adopted the guidance of Accounting Standards Update (or ASU) No. 2015-3, Interest – Imputation of Interest (the Update) issued by the Financial Accounting Standards Board (or FASB). We are now presenting issuance costs related to a recognized debt liability in our balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of December 31, 2015, we have reclassified $0.8 million of unamortized debt issuance costs from prepaid expenses and other to debt, net of discounts and debt issuance costs on our consolidated balance sheet. The adoption of ASU No. 2015-3 did not affect our results of operations.

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

Liquidity

For the three months ended March 31, 2016 and 2015, we recognized a net loss of $13.5 million and $10.6 million, respectively, and we generated $1.4 million of cash from operating activities during the three months ending March 31, 2016. At March 31, 2016, our cash balance was $5.0 million. At March 31, 2016, we had $61.1 million of term debt outstanding (see Note 7, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. (1) We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. (2) We are forecasting that we may need to make an accelerated principal payment, which may be significant, on our senior debt during the fourth quarter of 2016 in order to meet our bank covenants.  This is because our bank covenants become more restrictive during the fourth quarter of 2016. For example, our senior debt‑to‑Adjusted EBITDA ratio goes from 3.83 : 1.00 currently to 2.67 : 1.00. For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or pay down our senior debt balance. (3) We must maintain a certain level of content spend necessary to acquire new content that allows us to generate the revenues and margins necessary to meet our obligations.

We have taken actions to improve our operating results and Adjusted EBITDA in 2016 by exiting certain non-core operations that have been generating losses. During December 2015, we approved and started implementing a plan to close our Acacia catalog operations (see Note 2, Segment Information). We are also evaluating our options in terms of raising additional capital by issuing equity securities, convertible notes or a combination of both, as well as refinancing our existing senior debt. There can be no assurances that we will be able to secure additional capital or be able to refinance our senior debt. While our ability to meet our commitments is not dependent upon these efforts, if we were to complete one of these transactions, it would help to address our liquidity risk. We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments. However, there can be no assurances that we will be successful in realizing improved results from operations including improved adjusted EBITDA, generating sufficient cash flows from operations necessary to meet our future covenant requirements, or agreeing with vendors revised payment terms.

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

Management currently evaluates segment performance based primarily on revenues and operating results, including earnings from ACL. Operating costs and expenses attributable to our Corporate segment include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments and include costs associated with RLJE’s corporate functions such as finance and accounting, human resources, legal and information technology departments. Interest expense, change in the fair value of stock warrants and other derivatives, other income (expense) and provision for income taxes are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

The following tables summarize the segment contribution for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$26	$14,180	$8,600	$—	$22,806
Operating costs and expenses	(116)	(14,062)	(8,373)	(2,898)	(25,449)
Depreciation and amortization	(34)	(329)	(451)	(122)	(936)
Share in ACL earnings	499	—	—	—	499
Segment contribution (loss)	$375	$(211)	$(224)	$(3,020)	$(3,080)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2015
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$458	$17,987	$7,671	$—	$26,116
Operating costs and expenses	(487)	(19,502)	(9,275)	(3,027)	(32,291)
Depreciation and amortization	(29)	(368)	(670)	(98)	(1,165)
Share in ACL earnings	250	—	—	—	250
Segment contribution (loss)	$192	$(1,883)	$(2,274)	$(3,125)	$(7,090)

A reconciliation of total segment contribution (loss) to loss before provision for income taxes is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Total segment loss	$(3,080)	$(7,090)
Interest expense, net	(2,205)	(2,943)
Change in fair value of stock warrants and other derivatives	(8,176)	497
Other income (expense)	27	(776)
Loss before provision for income taxes	$(13,434)	$(10,312)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
IP Licensing	$22,694	$22,707
Wholesale	98,195	112,066
Direct-to-Consumer	9,239	10,514
Corporate	5,665	5,341
	$135,793	$150,628

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenues	$7,337	$2,088
Film cost amortization	(4,793)	(517)
General, administrative and other expenses	(1,116)	(792)
Income from operations	$1,428	$779
Net income	$1,143	$602

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

	March 31,	December 31,
(In thousands)	2016	2015
Wholesale	$15,365	$30,663
IP Licensing	—	—
Direct-to-Consumer	1,427	1,271
Accounts receivable before allowances and reserves	16,792	31,934
Less: reserve for returns	(3,745)	(6,677)
Less: allowance for doubtful accounts	(408)	(260)
Accounts receivable, net	$12,639	$24,997

Wholesale receivables are primarily billed and collected by our U.S. distribution facilitation partner. Each month, our distribution partner preliminarily settles our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partner. Amounts vary and tend to be seasonal following our sales activity. As of March 31, 2016, our distribution partner owed us $2.5 million for receivables settled at quarter end; and as of December 31, 2015, our distribution partner owed us $0.8 million for receivables settled as of year-end.

The wholesale receivables are reported net of amounts we owe to our distribution partner as these amounts are offset against each other when settling receivables in accordance with the contract. As of March 31, 2016 and December 31, 2015, the net wholesale receivables with our distribution partner were $0.6 million and $11.1 million, respectively, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from our merchant bank related to our credit card transactions processed as of period end.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 5. INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Packaged discs	$7,668	$7,778
Packaging materials	602	753
Other merchandise (1)	997	2,211
Inventories, net	$9,267	$10,742

(1)	Other merchandise primarily consists of gifts, jewelry and home accents purchased from third-parties.

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve.  Our obsolescence reserve was $11.4 million as of March 31, 2016 and $11.4 million as of December 31, 2015. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence.  During the three months ended March 31, 2016 and 2015, we recorded impairment charges of $0.3 million and $0.7 million, respectively.  These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6. INVESTMENTS IN CONTENT

	March 31,	December 31,
(In thousands)	2016	2015
Released	$56,616	$53,378
Completed, not released	2,249	5,936
In-production	847	1,093
Investments in content, net	$59,712	$60,407

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. For the three months ended March 31, 2016 and 2015, impairment charges were $0.3 million and $0.5 million, respectively. These charges are included in the cost of sales as part of content amortization and royalties.

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

NOTE 7. DEBT

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
(In thousands)	Date	Rate	2016	2015
Senior secured term notes	September 11, 2019	LIBOR + 10.64%	$56,325	$56,938
Less: Debt discounts and debt issuance costs			(3,754)	(4,234)
Total senior secured term notes, net of discounts and debt issuance costs			52,571	52,704
Subordinated notes payable to prior Image shareholders	October 3, 2018	1.5% through 2016 then 12.0%	8,546	8,546
Debt, net of discounts and debt issuance costs			$61,117	$61,250

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Future minimum principal payments of our debt as of March 31, 2016 are as follows:

		Subordinated
(In thousands)	Senior Notes	Notes	Total
2016	$2,362	$—	$2,362
2017	4,375	—	4,375
2018	49,588	8,546	58,134
	$56,325	$8,546	$64,871

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

Senior Term Notes

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the Credit Agreement) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent. On April 15, 2015, we entered into an agreement with the lenders to amend the Credit Agreement whereby (i) the interest rate was increased to LIBOR plus 10.64%, (ii) certain financial statement and other reporting and lending communication requirements were modified, (iii) certain financial covenants were made less restrictive for the quarters ended March 31, 2015 and June 30, 3015, (iv) the Minimum Cash Balance (as defined in the Credit Agreement) that we are required to maintain was lowered to $1.0 million, (v) the lender waived an event of default as our cash balance was below the Minimum Cash Balance required, and (vi) the lenders consented to the issuance of preferred stock and warrants (see Note 8, Redeemable Convertible Preferred Stock and Equity). The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to LIBOR plus 10.64%. LIBOR has a floor of 0.25%. Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity. The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

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

Financial covenants include the following:

	December 31, 2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

We are also obligated to maintain a minimum valuation ratio computed on the outstanding principal balance of our senior debt compared to the sum of our valuations of our content library and our investment in ACL. To the extent the valuation ratio exceeds the allowed threshold; we are obligated to make an additional principal payment such that the threshold would not be exceeded after

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the Credit Agreement, we must maintain at all times a cash balance of $1.0 million. As of March 31, 2016, we were in compliance with all covenants as stipulated in the Credit Agreement.

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

During the second quarter of 2014, interest was due of $1.8 million of which $1.0 million was added to the principal balance of these notes and the remainder was paid to the Subordinated Note Holders.

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

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Redeemable Convertible Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method. During the three months ended March 31, 2016, we accreted $1.1 million of dividends and we have cumulative preferred dividends of $2.2 million (or $71.69 per share of preferred stock). During the three months ended March 31, 2015, no dividends were accreted.

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

Restricted Stock-Based Compensation Grants

Compensation expense relating to our restricted stock awards for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively. Compensation expense related to restricted stock awards is included in general and administrative expenses.

During the three months ended March 31, 2016, no shares of restricted stock were granted and all forfeitures were based upon the failure to achieve the 2015 performance criteria. During the three months ended March 31, 2015, no shares of restricted stock were

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

granted and 2,245 shares were forfeited based upon an employee termination. A summary of the activity since December 31, 2015 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at December 31, 2015	1,308	$0.83	17	$5.45
Granted	—	$—	—	$—
Vested	(19)	$5.45	—	$—
Forfeited	—	$—	(17)	$5.45
Non-vested shares at March 31, 2016	1,289	$0.76	—	$—

As of March 31, 2016, there is $0.5 million of unamortized compensation that is expected to be expensed ratably over the remaining vesting period through October 2016.

NOTE 9. STOCK WARRANTS

RLJE had the following warrants outstanding:

	March 31, 2016
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
2012 Warrants:
Registered warrants	15,375	$12.00	1.50 years
Sponsor warrants	3,817	$12.00	1.50 years
Unregistered warrants	1,850	$12.00	1.50 years
2015 Warrants:
Unregistered warrants	9,314	$1.50	4.13 years
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

On May 20, 2015, we issued warrants to acquire 9.3 million shares of our common stock (the 2015 Warrants). The terms are described in Note 8, Redeemable Convertible Preferred Stock and Equity.

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

Of the 2012 Warrants, 15,375,000 are registered under the Securities Act and are available for trading on the over-the-counter market. Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy. We determine the fair value of the registered warrants using a Monte Carlo simulation model. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered. We use the closing market price of our common stock to compute stock volatility. The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility. We used a DLOM rate of 23.0% as of March 31, 2016 and 19.0% as of December 31, 2015. Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

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

The unregistered 2012 Warrants differ from the registered warrants in that they have not been registered under the Securities Act and are not available for trading. We determine the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered. We used a DLOM rate of 22.0% as of March 31, 2016 and 25.0% as of December 31, 2015. The 2012 Warrants increased in fair value from $36,000 as of December 31, 2015 to $72,000 as of March 31, 2016.

We are using the lattice model to value the 2015 Warrants, which are classified as Level 3 within the fair-value hierarchy. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant and the exercise price), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction. We use the closing market price of our common stock to compute stock volatility. The 2015 Warrants increased in fair value from $2.2 million as of December 31, 2015 to $4.0 million as of March 31, 2016.

We are using the lattice model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy. Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction. We use the closing market price of our common stock to compute stock volatility. The fair value of the embedded conversion feature increased from $8.4 million as of December 31, 2015 to $14.7 million as of March 31, 2016.

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

	March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$4,108	$4,108
Embedded conversion feature	$—	$—	$14,746	$14,746

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$2,252	$2,252
Embedded conversion feature	$—	$—	$8,426	$8,426

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following tables include a roll-forward of our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Three Months Ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252
Change in fair value	—	—	1,856	1,856
Stock warrants at March 31, 2016	$—	$—	$4,108	$4,108

	Three Months Ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426
Change in fair value	—	—	6,320	6,320
Embedded conversion feature at March 31, 2016	$—	$—	$14,746	$14,746

	Three Months Ended March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrant and other derivative liabilities at December 31, 2014	$—	$—	$601	$601
Change in fair value	—	—	(497)	(497)
Stock warrant and other derivative liabilities at March 31, 2015	$—	$—	$104	$104

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. Our non-recurring fair value measurement information of assets and liabilities is classified in the tables below:

	Three Months Ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$391	$391	$310

	Three Months Ended March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$642	$642	$533

During the three months ended March 31, 2016 and 2015, the investments in content were impaired by $0.3 million and $0.5 million, respectively. In determining the fair value of our investments in content, we employ a DCF methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11. NET LOSS PER COMMON SHARE DATA

We have outstanding warrants to acquire 30,355,540 shares of common stock that are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive because their exercise prices, which range from $1.50 to $12.00 per share exceed the fair value of our common stock. For the three months ended March 31, 2016, we have 1,298,000 shares of compensatory restricted common stock that are not included in the computation of basic and diluted net loss per common share as the effect would be anti-dilutive. For the three months ended March 31, 2015, we have weighted average outstanding shares of approximately 216,000 shares of compensatory restricted common stock that are not included in the computation of basic or diluted net loss per common share as the effect would be anti-dilutive.  For the three months ended March 31, 2015, we have weighted

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

average outstanding shares of approximately 146,000 which were held by founding shareholders that were forfeitable and  not included in the computation of basic or diluted net loss per common share as the effect would be anti-dilutive.

NOTE 12. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash paid during the period for:
Interest	$1,621	$1,945
Income taxes	$62	$12
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$832	$—
Non-cash investing and financing activities:
Accretion on preferred stock	$1,126	$—
Capital expenditures accrued for in accounts payable and accrued liabilities	$419	$75

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to content ownership, copyright and employment matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with internal and external legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial position, results of operations or liquidity. Accordingly, we record a charge to earnings based on the probability of settlement and determination of an estimated amount. These charges were not material to our results.

NOTE 14. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

We charged ACL overhead and personnel costs for the three months ended March 31, 2016 and 2015, of approximately $31,000 and $0.4 million, respectively. Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations. During 2015, ACL began incurring most of their personnel and related support costs directly opposed to these costs being incurred by us and then charged to ACL.

We have advanced ACL $2.6 million for distribution rights for Partners in Crime. During the third quarter of 2015, we received the title from ACL and began distributing it with third parties. For the three months ended March 31 2016 and 2015, we recognized content amortization and royalty expense of $0.1 million and zero, respectively, which is included in our cost of sales as content amortization and royalties. As of March 31, 2016, our remaining unamortized content advance is $1.2 million.

During 2015, we paid $120,000 of the $300,000 advance due to ACL for distribution rights for And Then There Were None. The remaining advance was paid in February 2016. For the three months ended March 31, 2016, we recognized content amortization and royalty expense of $277,000 which is included in our cost of sales as content amortization and royalties. There was no content amortization and royalty expense recognized in 2015 as the title was not released until 2016.  As of March 31, 2016, our remaining unamortized content advance is $23,000.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia. As of March 31, 2016, Acorn Media had lent its U.K. subsidiaries approximately $8.7 million and its Australian subsidiary approximately $3.5 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended March 31, 2016, we recognized foreign currency gains of $27,000 and during the three months ended March 31, 2015 we recognized foreign currency losses of $0.8 million.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K filed on April 15, 2016.

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

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our 64%-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online, and retail outlets (Wholesale segment); and (3) direct relations with consumers via proprietary SVOD channels, ecommerce websites and catalogs (Direct-to-Consumer segment).

RLJE Ltd manages and develops our intellectual property rights on British drama and mysteries. Our owned content includes 28 Foyle’s War made-for-TV films; multiple instructional Acacia titles; and through our 64% ownership interest of ACL, the vast majority of the Agatha Christie library. ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple. The Agatha Christie library includes a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films. In the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie.  In September 2016, ACL plans to release its second book, Closed Casket.

Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others: Amazon, Barnes & Noble, BET, Costco, DirecTV, Hulu, iTunes, Netflix, PBS, Showtime, Target, and Walmart. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit. We have a catalog of owned and long-term licensed content that is segmented into brands such as Acorn (British drama/mystery, including content produced by ACL), RLJE Films (independent feature films, action/thriller horror), Urban Movie Channel (or UMC) (urban), Acacia (fitness), and Athena (documentaries).

Our Direct-to-Consumer segment includes our proprietary SVOD channels, such as Acorn TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary ecommerce websites and catalogs. As of March 31, 2016, Acorn TV had over 260,000 paying subscribers. We expect the subscriber base to continue to grow in 2016 for our subscription-based digital channels as we add more exclusive content.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer. Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information. The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide. Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast, DVD and Blu-ray, and digital (which include VOD, SVOD, streaming, and downloading). We also sublicense certain distribution rights to others to cover territories outside the U.S., the U.K., and Australia. The Wholesale segment exploits content through third-party vendors such as Amazon, Best Buy, BET, Costco, DirecTV, Netflix, Showtime, Target and Walmart, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary SVOD channels, ecommerce websites and catalogs.

HIGHLIGHTS

Highlights and significant events for the three months ended March 31, 2016 and 2015 are as follows:

•	The Acorn TV paid subscriber base increased 100.0% from 130,000 as of March 31, 2015, to over 260,000 as of March 31, 2016. As of April 30, 2016, its paid subscriber base was approximately 280,000.
•

Revenues declined 12.7% to $22.8 million, partially driven by our previously announced exit from the unprofitable catalog operations within our Direct-to-Consumer segment. Despite lower revenues, gross profit increased by 10.1% to $6.0 million.

•

Gross margin for the first quarter of 2016 increased to 26.4% compared to 20.9% during the first quarter of 2015. This improvement in gross margin is primarily attributable to the growth of our proprietary SVOD channels, which delivers a higher profit margin.

•

Selling, general and administrative expenses (or SG&A) decreased by 25.6% which is primarily attributable to a $2.5 million decrease in selling expenses during the first quarter of 2016 as compared to the first quarter of 2015. This decrease is due to the implementation of our plan to shut down unprofitable lines of business that includes the closing of our Acacia catalog business, which we began in December 2015.

•

Adjusted EBITDA improved from a loss of $3.3 million during the first quarter of 2015 to a loss of $3.1 million during the first quarter of 2016, despite lower revenues and increased investment in content of $1.1 million, or 12.7%, to $9.9 million, which reduces our reported EBITDA.

•

Cash flows from operations increased by $4.5 million to a source of cash of $1.4 million for the three months ended March 31, 2016 as compared to a use of cash of $3.1 million for the three months ended March 31, 2015.  We ended the quarter with $5.0 million of cash.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three months ended March 31, 2016 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

A summary of our results of operations for the three months ended March 31, 2016 and 2015, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenues	$22,806	$26,116
Costs of sales	16,793	20,655
Gross profit	6,013	5,461
Operating expenses	9,592	12,801
Loss from operations	(3,579)	(7,340)
Equity in earnings of affiliate	499	250
Interest expense, net	(2,205)	(2,943)
Change in fair value of stock warrants and other derivatives	(8,176)	497
Other expense	27	(776)
Provision for income taxes	(41)	(318)
Net loss	$(13,475)	$(10,630)

Revenues

A summary of net revenues by segment for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Wholesale:
U.S.	$12,005	$13,578
International	2,175	4,409
Total Wholesale	14,180	17,987
Direct-to-Consumer:
Ecommerce Catalog U.S.	5,065	5,580
Proprietary Digital Channels	2,929	1,435
International Ecommerce	606	656
Total Direct-to-Consumer	8,600	7,671
Intellectual Property	26	458
Total revenues	$22,806	$26,116

Revenues decreased $3.3 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in revenues is primarily driven by our Wholesale segment, which declined by $3.8 million. The decrease was offset by a $0.9 million increase in revenues from our Direct-to-Consumer segment. Our Wholesale segment’s revenue decline is primarily attributable to a $2.2 million decrease in international revenues which declined due to the timing of planned releases for the first quarter of 2016 which moved into the second quarter of 2015.  In addition, we released series one of Broadchurch, a British crime drama, which was well received by our customers in the first quarter of 2015 with no comparable release in the first quarter of 2016.  Our U.S. wholesale revenues are down due to us having two large releases last year in the first quarter with no similar releases this year.

The Direct-to-Consumer segment consists of digital SVOD channels, and proprietary Acorn and Acacia branded ecommerce websites and mail-order catalogs in both the U.S. and U.K.  The increase in revenues in our Direct-to-Consumer segment is attributable to a $1.5 million increase in revenues from our propriety digital channels offset by a $0.6 million decrease in revenues from our ecommerce and catalog businesses.  Revenues from our SVOD channels increased by 104.1% primarily resulting from the 100.0% growth in subscribers to our Acorn TV channel.  We are continually rolling-out new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of the channels. Revenues from our ecommerce and catalog businesses declined by 9.1% or $0.6 million primarily due to reduced circulation as we began closing down our Acacia catalog business during December 2015.

Cost of Sales (“COS”) and Gross Margin

A summary of COS by segment and overall gross margins for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
IP Licensing	$—	$344
Wholesale	11,496	15,387
Direct-to-Consumer	5,297	4,924
COS by segment	$16,793	$20,655
Gross Margin	$6,013	$5,461
Gross Margin %	26.4%	20.9%

COS decreased by $3.9 million to $16.8 million for the three months ended March 31, 2016, compared to the same period in 2015. The decrease in COS is attributed to lower sales during the period, lower impairment charges and lower step-up amortization resulting from the Business Combination. Impairment charges and step-up amortization are recorded in our Wholesale segment. Our impairment charges recorded for content investments and inventories total $0.6 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Our step-up amortization decreased during the three months ended March 31, 2016 compared to 2015 due to decreased revenues. Our step-up amortization was $0.5 million and $1.6 million for 2016 and 2015 periods, respectively.

As a percentage of revenues, our gross margin improved to 26.4% for the months ended March 31, 2016 as compared to 20.9% for the three months ended March 31, 2015.  The improvement is attributable primarily to our Wholesale and Direct-to-Consumer segments and in particular due to the growth of our proprietary SVOD channels.  Revenues from these channels for the three months ended March 31, 2016 account for 34.1% of the segments revenues as compared to 18.7% for the three months ended March 31, 2015.  This business generates a higher gross margin than our ecommerce catalog business.  Our Wholesale segment margin improved primarily as a result of lower step-up amortization and lower impairments.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Selling expenses	$3,621	$6,121
General and administrative expenses	5,035	5,515
Depreciation and amortization	936	1,165
Total selling, general and administrative expenses	$9,592	$12,801

SG&A decreased by $3.2 million for the three-month period ended March 31, 2016 compared to the same period in 2015. The current quarter decrease is largely due to the $2.5 decrease in selling expenses resulting from the closing of the Acacia catalog and our efforts to transition the Acorn catalog from a physical printed catalog that is mailed to an online catalog.  Our catalog costs decreased by $0.9 million. In addition, we promoted several theatrical releases during the first quarter of 2015 and we did not have comparable releases in the first quarter of 2016. Our general and administrative expenses continue to decrease as a result of our efforts to reduce overhead and related costs.

Equity Earnings of Affiliate

Equity earnings of affiliate increased $0.2 million to $0.5 million for the three months ended March 31, 2016 compared to the same period in 2015.  During 2016, ACL’s gross margin (revenues less film cost amortization) was $1.0 million higher when compared to 2015.  ACL recognized increased gross margin as a result of higher publishing revenues during the current quarter due to new publishing contracts entered into and generally improved publishing royalty rates on existing contracts. Improved margins were partially offset by increased general, administrative and other expenses incurred during the quarter.

Interest Expense

Interest expense for the quarter ended March 31, 2016 was $2.2 million compared to $2.9 million for the same period in 2015. Interest expense decreased during the three-month period due to lower debt balances being outstanding and due to the decrease in interest rate from on our subordinated notes payable.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility.  For the three months ended March 31, 2016, the fair value of our stock warrants and other derivative liabilities increased by $8.2 million.  For the three months ended March 31, 2015, the fair value of our stock warrants and other derivative liabilities decreased by $0.5 million.

Other Income (Expense)

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  During the three months ended March 31, 2016, we recognized a foreign currency gain of $27,000 as compared to a loss of $0.8 million during the same period in 2015.

Income Taxes

We have fully reserved our net U.S. deferred tax assets, which may be available to reduce future income taxes payable should we have U.S. taxable income in the future. To the extent such deferred tax assets relate to net operating loss (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subject to a change in ownership.

We recorded income tax expense of $41,000 and $0.3 million for the three-month periods ended March 31, 2016 and 2015 respectively. Our tax provision primarily relates to our U.K. operations. We are using an effective tax rate of 20% applied to pre-tax U.K. earnings, which includes our share of ACL earnings. During the first quarter of 2015, we also provided a tax provision of $0.3 million related to goodwill that was being amortized for tax purposes. During the fourth quarter of 2015, we stopped recognizing this tax provision as a result of the goodwill impairment charge recognized during the fourth quarter. We are not providing a current tax provision (benefit) on our U.S. operations, other than for certain state minimum taxes, which are immaterial.

ADJUSTED EBITDA

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material non-cash items that allows investors to analyze the operating performance of the business using the same metric management uses.  The exclusion of non-cash items better reflects our ability to make investments in the business and meet obligations.  Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. Management uses this measure to assess operating results and performance of our business, perform analytical comparisons, identify strategies to improve performance and allocate resources to our business segments. While management considers Adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with US GAAP. We define Adjusted EBITDA as earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, loss on extinguishment of debt, goodwill impairments, severance costs, costs to modify debt, change in fair value of stock, warrants and other derivatives, stock-based compensation and basis-difference amortization in equity earnings of affiliate. Not all companies calculate Adjusted EBITDA in the same manner and the measure, as presented, may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net loss	$(13,475)	$(10,630)
Amortization of content	8,451	11,887
Cash investment in content	(9,916)	(8,796)
Depreciation and amortization	936	1,165
Interest expense	2,205	2,943
Provision for income tax	41	318
Change in fair value of stock warrants and other derivatives	8,176	(497)
Stock-based compensation	325	194
Basis-difference amortization in equity earnings of affiliate	128	135
Adjusted EBITDA	$(3,129)	$(3,281)

A reconciliation of Adjusted EBITDA to our net cash provided by (used in) operating activities as reported in our consolidated statements of cash flows is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Adjusted EBITDA	$(3,129)	$(3,281)
Cash interest expense	(1,621)	(2,443)
Current income tax provision	(41)	(318)
ACL dividends in excess of earnings before basis-difference amortization	(627)	(385)
Changes in working capital	6,809	2,488
Foreign currency exchange loss	(3)	841
Net cash provided by (used in) operating activities	$1,388	$(3,098)

BALANCE SHEET ANALYSIS

Assets

Total assets at March 31, 2016 and December 31, 2015, were $135.8 million and $150.6 million, respectively. The decline of $14.8 million in assets is mostly attributed to a decrease in accounts receivable due from our wholesale distribution partner of $10.5 million due to increased sales returns during the first quarter and increased marketing rebate credits provided to our wholesale customers.  Direct-to-Consumer inventories decreased by $1.2 million primarily due to the closing of the Acacia catalog.

A summary of assets by segment is as follows:

	March 31,	December 31,
(In thousands)	2016	2015
IP Licensing	$22,694	$22,707
Wholesale	98,195	112,066
Direct-to-Consumer	9,239	10,514
Corporate	5,665	5,341
	$135,793	$150,628

Liabilities and Equity

The decrease in liabilities and equity of $14.8 million to $135.8 million is primarily due to the net loss of $13.5 million recognized during the three months ended March 31, 2016 that is included in accumulated deficit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by (used in) operating activities	$1,388	$(3,098)
Net cash used in investing activities	(332)	(69)
Net cash used in financing activities	(613)	(613)
Effect of exchange rate changes on cash	(8)	246
Net increase (decrease) in cash	435	(3,534)
Cash at beginning of period	4,530	6,662
Cash at end of period	$4,965	$3,128

At March 31, 2016 and December 31, 2015, our cash and cash equivalents was $5.0 million and $4.5 million, respectively. During the three months ended March 31, 2016, our cash position was impacted by the following:

•

We had cash provided by operating activities of $1.4 million compared to the use of $3.1 million in the first three months of last year. The net increase in cash during the quarter is due an improvement in working capital of $4.3 million, resulting from a decrease in our wholesale and catalog businesses, which require more working capital in terms of receivables and inventories.  We continue to have significant short-term vendor debts, which are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term.  Bringing our vendor trade payables current continues to constrain our liquidity.

•	In accordance with our Credit Agreement, we made principal payments of $0.6 million.
•

The quarterly results are naturally affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer businesses, which are 32% to 35% weighted to the 4th quarter of each year, and (c) we generally invest more cash on content during the first half of the year.

We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations.  (1) We continue to have significant past-due vendor payables.  These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image.  As we work to catch up on the acquired past-due payables, we have fallen behind on other payables.  We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made.  (2) We are forecasting that we may need to make an accelerated principal payment, which may be significant, on our senior debt during the fourth quarter of 2016 in order to meet our bank covenants.  This is because our bank covenants become more restrictive during the fourth quarter of 2016.  For example, our senior debt-to-Adjusted EBITDA ratio goes from 3.83 : 1:00 currently to 2:67 : 1:00.  For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or pay down our senior debt balance.  (3) We must maintain a certain level of content spend necessary to acquire new content that allows us to generate the revenues and margins necessary to meet our obligations.

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

Capital Resources

Cash

As of March 31, 2016, we had cash of $5.0 million, as compared to $4.5 million as of December 31, 2015.

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

Financial covenants include the following:

	December 31, 2015	2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.03 : 1.00	Ranges from 3.83 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.06 : 1.00	Ranges from 4.82 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.20 : 1.00	Ranges from 1.24 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

Subordinated Notes Payable

Upon consummation of the Business Combination, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). The subordinated promissory notes mature on the earlier of October 3, 2018 or six months after the latest stated maturity of the senior debt issued pursuant to the Credit Agreement. The unsecured subordinated promissory notes currently bear an interest rate of 1.5% per annum, of which 45% is payable in cash annually and the balance is accrued and added to the principal, which is payable upon maturity. During the second quarter of 2014, interest was due of $1.8 million of which $1.0 million was added to the principal balance of these notes and the remainder was paid to the debt holders. At December 31, 2014, our principal balance due pursuant to these notes was $16.0 million.

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

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of Subordinated Notes for 8,546 shares of preferred stock and 2,564,000 warrants. At March 31, 2016, our principal balance due pursuant to these notes was $8.5 million.

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 9,313,873 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 4,950,000 shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which included fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method. During the three months ended March 31, 2016 and 2015, we accreted dividends of $1.1 million and zero, respectively.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of March 31, 2016, we had entered into licensing and distribution agreements for which we are obligated to pay $11.9 million once the related content has been delivered.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on April 15, 2016.

On January 1, 2016, we retroactively adopted the guidance of Accounting Standards Update (or ASU) No. 2015-3, Interest – Imputation of Interest (the Update) issued by the Financial Accounting Standards Board (or FASB). We are now presenting issuance costs related to a recognized debt liability in our balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of December 31, 2015, we have reclassified $0.8 million of unamortized debt issuance costs from prepaid expenses and other to Debt, net of discount on our consolidated balance sheet.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting. In conducting this evaluation, management identified material weaknesses in our internal control over financial reporting as of December 31, 2015 and March 31, 2016 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described below, management concluded that, at March 31, 2016, our internal control over financial reporting was ineffective.

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

While the above action steps were implemented as of December 31, 2015, it will take time to properly transition roles and responsibilities, as well as provide necessary staff training.  We will be assessing the effectiveness of the changes made and make additional modifications as required beginning during the second quarter of 2016.

Based upon the above changes, management believes that the financial statements included in this report fairly represent in all material aspects our Company’s financial position, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control over Financial Reporting

We will be assessing the effectiveness of the changes made in our internal controls beginning during the second quarter of 2016.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on April 15, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2016, material changes to the risk factors set forth in that Form 10-K are stated below.

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

In addition, under Nasdaq Listing Rule 5550(b)(1), companies listed on NASDAQ are subject to delisting for failure to maintain a minimum stockholders equity of $2,500,000. On April 21, 2016, we received a deficiency letter from NASDAQ as our annual report on Form 10-K did not report $2,500,000 of stockholders equity. In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we were provided a grace period of 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with this requirement.

NASDAQ's notices have no immediate effect on the listing of our common stock on the NASDAQ Capital Market. However, we cannot assure you that we will be able to meet these or other continued listing requirements of NASDAQ. If our common stock loses its status on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Accounting Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	May 16, 2016	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2016	By:	/S/ MARK NUNIS
Mark Nunis
Chief Accounting Officer
(Principal Financial and Accounting Officer)