Form 10-Q
period 2016-06-30
RLJ ENTERTAINMENT, INC.
filed 2016-08-15
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on August 9, 2016:  5,056,233

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 (unaudited) and December 31, 2015

	June 30,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash	$4,457	$4,530
Accounts receivable, net	11,180	23,886
Inventories, net	7,029	8,325
Investments in content, net	59,213	60,407
Prepaid expenses and other assets	639	833
Property, equipment and improvements, net	1,686	1,815
Equity investment in affiliate	17,484	20,098
Other intangible assets, net	9,005	9,233
Goodwill	14,631	14,631
Assets of discontinued operations	2,397	6,870
Total assets	$127,721	$150,628
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$13,956	$16,370
Accrued royalties and distribution fees	48,859	51,552
Deferred revenue	1,616	1,203
Debt, net of discounts and debt issuance costs	61,054	61,250
Deferred tax liability	1,839	1,839
Stock warrant and other derivative liabilities	12,861	10,678
Liabilities of discontinued operations	2,331	7,560
Total liabilities	142,516	150,452
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference of $33,940 at June 30, 2016 and $32,617 at December 31, 2015	23,636	21,346
Shareholders' Deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 4,717,324 shares issued and 4,711,091 shares outstanding at June 30, 2016; and 4,717,324 shares issued and outstanding at December 31, 2015	5	5
Additional paid-in capital	83,747	85,400
Accumulated deficit	(119,163)	(105,514)
Accumulated other comprehensive loss	(3,020)	(1,061)
Treasury shares, at cost, 6,233 shares at June 30, 2016 and zero at December 31, 2015	—	—
Total shareholders' deficit	(38,431)	(21,170)
Total liabilities and shareholders' deficit	$127,721	$150,628

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
Revenues	$15,790	$19,953	$33,531	$40,491
Cost of sales
Content amortization and royalties	6,725	11,646	15,070	23,364
Manufacturing and fulfillment	4,298	4,898	8,606	10,301
Total cost of sales	11,023	16,544	23,676	33,665
Gross profit	4,767	3,409	9,855	6,826

Selling expenses	2,222	2,219	4,346	5,770
General and administrative expenses	4,650	4,076	9,495	9,144
Depreciation and amortization	645	763	1,269	1,304
Total operating expenses	7,517	7,058	15,110	16,218
LOSS FROM CONTINUING OPERATIONS	(2,750)	(3,649)	(5,255)	(9,392)

Equity earnings of affiliate	709	438	1,208	688
Interest expense, net	(2,190)	(2,581)	(4,395)	(5,524)
Change in fair value of stock warrants and other derivatives	5,993	7,140	(2,184)	7,637
Other income (expense)	(757)	161	(730)	(615)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,005	1,509	(11,356)	(7,206)
Provision for income taxes	—	(264)	(41)	(582)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,005	1,245	(11,397)	(7,788)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,179)	(1,791)	(2,252)	(3,388)
NET LOSS	$(174)	$(546)	$(13,649)	$(11,176)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(174)	$(546)	$(13,649)	$(11,176)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,400)	1,012	(1,959)	643
Total comprehensive income (loss)	$(1,574)	$466	$(15,608)	$(10,533)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended June 30, 2016 and 2015

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	At Cost	Total Equity
Balance at January 1, 2016	4,717	$5	$85,400	$(105,514)	$(1,061)	—	$—	$(21,170)
Forfeiture of restricted common stock	(6)	—	—	—	—	6	—	—
Accretion on preferred stock	—	—	(2,290)	—	—	—	—	(2,290)
Stock-based compensation	—	—	637	—	—	—	—	637
Foreign currency translation	—	—	—	—	(1,959)	—	—	(1,959)
Net loss	—	—	—	(13,649)	—	—	—	(13,649)
Balance at June 30, 2016	4,711	$5	$83,747	$(119,163)	$(3,020)	6	$—	$(38,431)

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2015	4,445	$5	$87,715	$(50,534)	$(729)	390	$—	$36,457
Issuance of restricted common stock for services	5	—	—	—	—	(5)	—	—
Forfeiture of restricted common stock	(11)	—	—	—	—	11	—	—
Forfeiture of founder shares	(146)	(1)	1	—	—	437	—	—
Accretion of preferred stock dividends	—	—	(459)	—	—	—	—	(459)
Stock-based compensation	—	—	154	—	—	—	—	154
Foreign currency translation	—	—	—	—	643	—	—	643
Net loss	—	—	—	(11,176)	—	—	—	(11,176)
Balance at June 30, 2015	4,293	$4	$87,411	$(61,710)	$(86)	833	$—	$25,619

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,649)	$(11,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity earnings of affiliate	(1,208)	(688)
Content amortization and royalties	15,225	23,679
Depreciation and amortization	2,242	2,375
Foreign currency exchange (gain) loss	824	282
Fair value adjustment of stock warrant and other derivative liabilities	2,184	(7,637)
Non-cash interest expense	1,030	2,035
Stock-based compensation expense	637	154
Dividends received from affiliate	1,701	1,729
Changes in assets and liabilities:
Accounts receivable, net	13,126	7,255
Inventories, net	3,166	647
Investments in content, net	(17,061)	(18,052)
Prepaid expenses and other assets	1,117	(720)
Accounts payable and accrued liabilities	(7,049)	(7,844)
Deferred revenue	(214)	(991)
Net cash provided by (used in) operating activities	2,071	(8,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(743)	(878)
Net cash used in investing activities	(743)	(878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants	—	22,500
Repayment of senior debt	(1,225)	(11,225)
Payment of preferred stock and warrant issuance costs	—	(744)
Payment of senior debt modification costs	—	(450)
Net cash (used in) provided by financing activities	(1,225)	10,081
Effect of exchange rate changes on cash	(176)	319
NET (DECREASE) INCREASE IN CASH:	(73)	570
Cash at beginning of period	4,530	6,662
Cash at end of period	$4,457	$7,232

See accompanying notes to consolidated financial statements.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd.).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with additional locations in Woodland Hills, California and Stillwater, Minnesota. We also have offices internationally in London, England and Sydney, Australia.

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

We market our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd., and our majority-owned subsidiary, ACL, (our Intellectual Property, or IP, Licensing segment); (2) wholesale exploitation through partners covering broadcast/cable, digital, mobile, ecommerce and brick and mortar outlets (our Wholesale segment); and (3) direct relations with consumers via proprietary subscription-based video on demand (or SVOD) channels and proprietary ecommerce websites and catalogs (our Direct-to-Consumer segment).

Our wholesale partners are broadcasters, digital outlets and major retailers in the United States of America (or U.S.), Canada, U.K. and Australia, including, among others, Amazon, Netflix, Walmart, Target, Costco, Barnes & Noble, iTunes, BET, Showtime, PBS, DirecTV and Hulu.

Our Direct-to-Consumer segment includes the sale of video content and complementary merchandise directly to consumers through our proprietary subscription-based SVOD channels, such as Acorn TV and UMC (or Urban Movie Channel) and through our proprietary ecommerce websites and catalogs.

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (or Universal) whereby Universal took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During the quarter, we also ceased electronic email distribution of our Acacia catalogs. As a result of these actions, we have classified the U.S. catalog/ecommerce business as discontinued operations.

RLJE’s management views the operations of the Company based on these three distinctive reporting segments: (1) IP Licensing, (2) Wholesale and (3) Direct-to-Consumer.  Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.  The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide.  Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which includes cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing.  The Wholesale segment exploits content through third-party vendors, while the Direct-to-Consumer segment exploits the same content via digitally streaming channels.

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 has been prepared in accordance with accounting

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on April 15, 2016 (or 2015 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2015 Form 10-K contains a summary of our significant accounting policies. As of June 30, 2016, we have made no material changes to our significant accounting policies disclosed in our 2015 Form 10-K.

Reverse Stock Split

We filed an amendment to our Amended and Restated Articles of Incorporation to effect a one-for-three reverse common stock split, which was effective June 24, 2016. We implemented the reverse stock split to maintain compliance with the listing requirements of the NASDAQ Capital Market. There can be no assurance that the reverse stock split will have the desired effect of raising the closing bid price of the common stock to meet the minimum bid requirement. All share numbers and per-share amounts, including net income (loss) per common share, presented in our consolidated financial statements and notes reflect the one-for-three reverse stock split applied on a retroactive basis. In addition, we retroactively reclassified total par value of $9,000 from common stock to additional paid-in capital.

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments. The carrying amount of our debt under our senior credit agreement approximates fair value as the debt bears market rates of interest. The carrying amount of our subordinated debt, which includes accrued interest, is $1.3 million more than its fair value of $8.3 million as a result of its reduced interest rate from 12.0% to 1.5% for two years beginning January 1, 2015. The fair value of subordinated debt was determined by discounting future interest and principal payments by an estimated market rate of interest of 12.0%. This fair value assessment of our subordinated debt is a level 3 measurement as provided by Accounting Standards Codification (or ASC) 820, “Fair Value Measurements and Disclosures.”

Reclassifications and Adoption of Accounting Pronouncement

During the second quarter of 2016, we reclassified our U.S. catalog/ecommerce business assets, liabilities and operating results and presented them separately as discontinued operations in our consolidated balance sheets and statements of operations. We made this reclassification retroactively for all periods presented. As necessary, our footnote disclosures were updated to reflect this reclassification.

Certain amounts reported previously in our consolidated financial statements have been reclassified or adjusted to be comparable with the classifications used for our 2016 consolidated financial statements. We are now reporting technology infrastructure costs associated with delivering our subscription-based SVOD channels within cost of sales as manufacturing and fulfillment. For the six months ended June 30, 2015, we reclassified $0.9 million of these costs from selling expenses to cost of sales in our consolidated statement of operations. For the three months ended June 30, 2015, we reclassified $0.4 million of these costs from selling expenses to cost of sales.

On January 1, 2016, we retroactively adopted the guidance of Accounting Standards Update (or ASU) No. 2015-3, Interest – Imputation of Interest (the Update) issued by the Financial Accounting Standards Board (or FASB). We are now presenting issuance costs related to a recognized debt liability in our balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of December 31, 2015, we reclassified $0.8 million of unamortized debt issuance costs from prepaid expenses and other to debt, net of discounts and debt issuance costs on our consolidated balance sheet. The adoption of ASU No. 2015-3 did not affect our results of operations.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

Income (Loss) per Common Share

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed using the combination of dilutive common share equivalents and the weighted‑average shares outstanding during the period. For the periods reporting net income from continuing operations after adjusting for accretion on preferred stock, we present our income per share separately for our restricted and unrestricted common stock using the two-class method per ASC 260, Earnings Per Share. Our unvested restricted shares of common stock are presented separately as they participate in non-forfeitable dividends prior to vesting. For the periods reporting a net loss from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock and the reported diluted loss per share is equivalent to the basic loss per share, as inclusion of common share equivalents would be anti-dilutive.

Liquidity

For the six months ended June 30, 2016 and 2015, we recognized a net loss of $13.6 million and $11.2 million, respectively, and we generated $2.1 million of cash from operating activities during the six months ended June 30, 2016. At June 30, 2016, our cash balance was $4.5 million. At June 30, 2016, we had $61.1 million of term debt outstanding (see Note 7, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. (1) We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. (2) We are forecasting that we may need to make an accelerated principal payment, which may be significant, on our senior debt during the fourth quarter of 2016 in order to meet our bank covenants.  This is because our bank covenants become more restrictive during the fourth quarter of 2016. For example, our senior debt‑to‑Adjusted EBITDA ratio goes from 3.64 : 1.00 currently to 2.67 : 1.00. For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or pay down our senior debt balance. (3) We must maintain a certain level of content spend necessary to acquire new content that allows us to generate the revenues and margins necessary to meet our obligations.

We have taken actions to improve our operating results and Adjusted EBITDA in 2016 by exiting certain non-core operations that have been generating losses. During December 2015, we approved and started implementing a plan to close our Acacia catalog operations and electronically distributed the last catalogs during May 2016. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to Universal (see our Discontinued Operations disclosure below).  We are also evaluating our options in terms of raising additional capital by issuing equity securities, convertible notes or a combination of both, as well as refinancing our existing senior debt. There can be no assurances that we will be able to secure additional capital or be able to refinance our senior debt. While our ability to meet our commitments is not dependent upon these efforts, if we were to complete one of these transactions, it would help to address our liquidity risk. We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments. However, there can be no assurances that we will be successful in realizing improved results from operations including improved adjusted EBITDA, generating sufficient cash flows from operations necessary to meet our future covenant requirements, or agreeing with vendors revised payment terms.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Discontinued Operations

During December 2015, we committed to a plan to stop circulating our Acacia catalogs and to liquidate the catalog’s inventory. The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. On June 24, 2016, we entered into a licensing agreement to outsource our U.S. Acorn catalog and ecommerce business to Universal. We anticipate that Universal will start selling Acorn video content by September 2016.

Under the licensing agreement, Universal became the official, exclusive, direct-to-consumer seller of U.S. Acorn product. As such, Universal received the rights to the Acorn catalog and related website for an 18-month period, subject to certain automatic renewals. To facilitate the transfer of the catalog to Universal, we granted Universal access to the catalog’s customer list and the Acorn brand.  Going forward, we will also endeavor to provide Universal with an exclusivity period for new Acorn releases. Universal is responsible for all costs associated with their efforts.  On an annual basis, Universal will purchase from us a minimum of $1.2 million of inventory (Acorn video content) at pricing that is consistent with wholesale pricing. However, we have agreed to a one-time transfer of certain existing inventory to Universal at cost.  Further, we have been given meaningful consultation rights regarding sales prices listed in the catalog of Acorn content. As of June 30, 2016, no inventory amounts have been sold to Universal.

In addition to purchasing inventory from us, Universal will also make a royalty payment to us for the various rights we have licensed. The royalty payment is not expected to be material. Further, all customer and marketing data obtained during the license period shall be jointly owned by both companies.

We consider the outsourcing of the U.S. Acorn catalog to be a major strategic shift in our business. Future revenues and gross margins will decrease. However, operating profits will increase as we have historically incurred significant selling expenses that will be eliminated. Upon circulating the last Acacia catalog and entering into the licensing agreement with Universal during the quarter ended June 30, 2016, we classified the U.S. catalog/ecommerce business (Acacia and U.S. Acorn catalogs) as discontinued operations. Prior to being classified as discontinued operations, these operations were included in the Direct-to-Consumer reporting segment. Going forward, our Direct-to-Consumer segment will consist of our proprietary subscription channels, which are Acorn TV, UMC and Acacia TV; and our U.K. direct-to-consumer Acorn catalog, which is immaterial.

Major classes of line items constituting loss from discontinued operations, net of income taxes are:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues	$2,078	$4,160	$7,143	$9,738
Cost of Sales
Royalty expense	(49)	(146)	(155)	(315)
Manufacturing and fulfillment	(1,657)	(2,519)	(5,691)	(5,884)
Selling expenses	(716)	(2,425)	(2,213)	(4,995)
General and administrative expenses	(174)	(414)	(364)	(861)
Depreciation and amortization	(661)	(447)	(972)	(1,071)
Loss before provision for income taxes	(1,179)	(1,791)	(2,252)	(3,388)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of income taxes	$(1,179)	$(1,791)	$(2,252)	$(3,388)

As of June 30, 2016, no gain or loss has been recognized from the disposal of U.S. catalog/ecommerce assets other than gross profit from the sale of inventory. As we liquidate the catalogs’ inventories, gross margins have decreased, but inventories continue to be sold at a profit. There are no income taxes allocable to the discontinued operations as the discontinued operations reside in the U.S. for which there is no tax provision as a result of the overall U.S. operating loss for tax purposes.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations are:

	June 30,	December 31,
(In thousands)	2016	2015
Accounts receivable, net	$424	$1,111
Inventories, net	408	$2,417
Prepaid expenses and other assets	192	1,136
Property, equipment and improvements, net	203	670
Other intangible assets, net	1,170	1,536
Total assets of discontinued operations	$2,397	$6,870

Accounts payable and accrued liabilities	$2,260	$6,863
Deferred revenue	71	697
Total liabilities of discontinued operations	$2,331	$7,560

During the quarter ended June 30, 2016, we assessed the remaining useful lives of property, equipment and improvements and other intangible assets held by the discontinued operations. As a result, we recorded accelerated depreciation and amortization of $0.3 million. Because Universal is licensing our customer list, for which we retained a shared ownership, we made no changes as to how we are amortizing our other intangible assets.

On June 28, 2016, we provided lay-off notices to our U.S. catalog/ecommerce business employees and recorded a severance charge of $0.1 million. To receive their severance benefits, a number of employees are required to provide services through August 31, 2016. For those employees, we will accrue additional severance of $0.2 million during the quarter ending September 30, 2016.

By September 2016, we will have vacated our office space in Minnesota. Our lease in Minnesota requires us to make average monthly payments of $12,500 through June 2022.  We have begun discussions with our landlord regarding early termination of the lease and we have started to look for a sublease tenant. Depending on how those efforts develop, we may need to provide an expense pertaining to our future lease obligation and leasehold improvements once we vacate the facility in the third quarter of 2016.

Operating and investing cash flows of the discontinued operations are as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,252)	$(3,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty expense	155	315
Depreciation and amortization	972	1,071
Stock-based compensation expense	27	7
Changes in assets and liabilities:
Accounts receivable, net	687	138
Inventories, net	2,009	(205)
Prepaid expenses and other assets	944	(317)
Accounts payable and accrued liabilities	(4,758)	(2,824)
Deferred revenue	(626)	351
Net cash used in operating activities	$(2,842)	$(4,852)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(139)	$(549)
Net cash used in investing activities	$(139)	$(549)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

By classifying our U.S. catalog/ecommerce business as discontinued operations our reported revenues from continuing operations and the per-share amounts were impacted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
Revenues – from continuing operations – as reported	$15,790	$19,953	$33,531	$40,491
Revenues – discontinued operations	2,078	4,160	7,143	9,738
Revenues – without discontinued operations classification	$17,868	$24,113	$40,674	$50,229

Basic Revenues per Common Share - Unrestricted and Restricted:
As reported	$3.35	$4.64	$7.12	$9.37
Without discontinued operations classification	$3.79	$5.61	$8.63	$11.62

Diluted Revenues per Common Share - Unrestricted and Restricted:
As reported	$3.35	$1.36	$7.12	$9.37
Without discontinued operations classification	$3.79	$1.64	$8.63	$11.62

For all periods presented, we attributed revenues to both our unrestricted and restricted common stock that was outstanding. By doing so, the above per-share amounts have been reduced.

NOTE 2. SEGMENT INFORMATION

In accordance with the requirements of the ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, IP Licensing, Wholesale and Direct-to-Consumer, is presented below. Our reportable segments are determined based on the distinct nature of their operation. Each segment is a strategic business unit that is managed separately and either exploits our content over a different customer base or acquires content differently. Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment also includes our investment in ACL. Our Wholesale segment consists of the acquisition, enhancement and worldwide exploitation of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Direct-to-Consumer segment consists of our proprietary digital streaming channels and only our U.K. mail-order catalog and ecommerce businesses.  Our discontinued operations are excluded.

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

The following tables summarize the segment contribution for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$—	$11,712	$4,078	$—	$15,790
Operating costs and expenses	(120)	(12,178)	(2,768)	(2,829)	(17,895)
Depreciation and amortization	(36)	(328)	(165)	(116)	(645)
Share in ACL earnings	709	—	—	—	709
Segment contribution (loss)	$553	$(794)	$1,145	$(2,945)	$(2,041)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2015
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$—	$17,793	$2,160	$—	$19,953
Operating costs and expenses	(66)	(17,977)	(2,298)	(2,498)	(22,839)
Depreciation and amortization	(32)	(355)	(240)	(136)	(763)
Share in ACL earnings	438	—	—	—	438
Segment contribution (loss)	$340	$(539)	$(378)	$(2,634)	$(3,211)

The following tables summarize the segment contribution for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$26	$25,892	$7,613	$—	$33,531
Operating costs and expenses	(236)	(26,240)	(5,314)	(5,727)	(37,517)
Depreciation and amortization	(70)	(657)	(304)	(238)	(1,269)
Share in ACL earnings	1,208	—	—	—	1,208
Segment contribution (loss)	$928	$(1,005)	$1,995	$(5,965)	$(4,047)

	Six Months Ended June 30, 2015
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$458	$35,780	$4,253	$—	$40,491
Operating costs and expenses	(553)	(37,479)	(5,022)	(5,525)	(48,579)
Depreciation and amortization	(61)	(723)	(286)	(234)	(1,304)
Share in ACL earnings	688	—	—	—	688
Segment contribution (loss)	$532	$(2,422)	$(1,055)	$(5,759)	$(8,704)

A reconciliation of total segment contribution (loss) to income (loss) from continuing operations before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Total segment loss	$(2,041)	$(3,211)	$(4,047)	$(8,704)
Interest expense, net	(2,190)	(2,581)	(4,395)	(5,524)
Change in fair value of stock warrants and other derivatives	5,993	7,140	(2,184)	7,637
Other income (expense)	(757)	161	(730)	(615)
Income (Loss) from continuing operations before provision for income taxes	$1,005	$1,509	$(11,356)	$(7,206)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Total assets by segment are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
IP Licensing	$19,060	$22,707
Wholesale	95,647	112,066
Direct-to-Consumer (including assets of discontinued operations of $2,397 and $6,870 as of June 30, 2016 and December 31, 2015, respectively)	7,794	10,514
Corporate	5,220	5,341
	$127,721	$150,628

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

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million. This step-up basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046. We are amortizing the basis difference through 2046 using the straight-line method. Basis difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations; however this amortization is not included within ACL’s financial statements presented below.

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues	$3,514	$2,551	$10,851	$4,639
Film cost amortization	(832)	(379)	(5,625)	(896)
General, administrative and other expenses	(1,054)	(1,048)	(2,170)	(1,840)
Income from operations	$1,628	$1,124	$3,056	$1,903
Net income	$1,306	$903	$2,449	$1,505

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

	June 30,	December 31,
(In thousands)	2016	2015
Wholesale	$12,969	$30,663
IP Licensing	—	—
Direct-to-Consumer	1,209	160
Accounts receivable before allowances and reserves	14,178	30,823
Less: reserve for returns	(2,668)	(6,677)
Less: allowance for doubtful accounts	(330)	(260)
Accounts receivable, net	$11,180	$23,886

Wholesale receivables are partially billed and collected by our U.S. distribution facilitation partner. Each month, our distribution partner preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partner. Amounts vary and tend to be seasonal following our sales activity. As of June 30, 2016, we owed our distribution partner $5.4 million for receivables settled at quarter end. As of December 31, 2015, our distribution partner owed us $0.8 million for receivables settled as of year-end.

The wholesale receivables are reported net of amounts we owe to our distribution partner as these amounts are offset against each other when settling receivables in accordance with the contract. As of June 30, 2016, the net payables due to our wholesale distribution partner were $3.6 million, which is included in accounts payable and accrued liabilities. As of December 31, 2015, the net wholesale receivables with our distribution partner were $11.1 million, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from distributors of our proprietary digital streaming channels and from merchant banks related to our credit card transactions processed as of period end.

NOTE 5. INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Packaged discs	$6,444	$7,557
Packaging materials	580	753
Other merchandise	5	15
Inventories, net	$7,029	$8,325

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve.  Our obsolescence reserve was $10.7 million as of June 30, 2016 and $11.4 million as of December 31, 2015. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence.  During the six months ended June 30, 2016 and 2015, we recorded impairment charges of $1.2 million and $1.1 million, respectively. During the three months ended June 30, 2016 and 2015, we recorded impairment charges of $0.9 million and $0.4 million, respectively.  These charges are included in cost of sales as manufacturing and fulfillment cost.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 6. INVESTMENTS IN CONTENT

	June 30,	December 31,
(In thousands)	2016	2015
Released	$50,105	$53,378
Completed, not released	7,804	5,936
In-production	1,304	1,093
Investments in content, net	$59,213	$60,407

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. For the three months ended June 30, 2016 and 2015, impairment charges were $1.4 million and $1.7 million, respectively. For the six months ended June 30, 2016 and 2015, impairment charges were $1.7 million and $2.3 million, respectively. These charges are included in cost of sales as part of content amortization and royalties.

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

NOTE 7. DEBT

Debt consists of the following:

	Maturity	Interest	June 30,	December 31,
(In thousands)	Date	Rate	2016	2015
Senior secured term notes	September 11, 2019	LIBOR + 10.64%	$55,713	$56,938
Less: Debt discounts and debt issuance costs			(3,277)	(4,234)
Total senior secured term notes, net of discounts and debt issuance costs			52,436	52,704
Subordinated notes payable to prior Image shareholders	October 3, 2018	1.5% through 2016 then 12.0%	8,618	8,546
Debt, net of discounts and debt issuance costs			$61,054	$61,250

Future minimum principal payments of our debt as of June 30, 2016 are as follows:

		Subordinated
(In thousands)	Senior Notes	Notes	Total
2016	$1,750	$—	$1,750
2017	4,375	—	4,375
2018	49,588	8,618	58,206
	$55,713	$8,618	$64,331

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

Financial covenants include the following:

	December 31, 2015	June 30, 2016	Remainder of 2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.03 : 1.00	3.64 : 1.00	Ranges from 3.46 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.06 : 1.00	4.65 : 1.00	Ranges from 4.43 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.20 : 1.00	1.28 : 1.00	Ranges from 1.32 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the Credit Agreement, we must maintain at all times a cash balance of $1.0 million. As of June 30, 2016, we were in compliance with all covenants as stipulated in the Credit Agreement.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

We are providing interest expense on our subordinated notes payable using the effective interest-rate method at an annual interest rate of approximately 5%. During the second quarter of 2016, interest was due of $130,000 of which $72,000 was added to the principal balance and the remainder was paid to the Subordinated Note Holders.

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire 854,624 shares of common stock (see Note 9, Stock Warrants).

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Redeemable Convertible Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 3,104,625 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 1,650,000 shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

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

•

Conversion – at the preferred stockholder’s discretion, the stated value of preferred stock, subject to adjustment for any unpaid dividends is convertible into shares of our common stock at a conversion rate of $3.00 per share. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $3.00 per common share.

•

Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $3.00) or (ii) 85% of the then trading price, as defined, of our common stock. If we were to redeem with shares of common stock, the number of shares that would be issued upon redemption is not determinable as

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

the number is contingent upon the then trading price of our common stock. Generally, if we were to redeem with shares, the number of common shares needed for redemption increases as our common stock price decreases.

•

Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members and, under certain circumstances, appoint a third member.

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method over a period of time beginning from the issuance on May 20, 2015 to the required redemption date of May 20, 2020. During the six months ended June 30, 2016, we recorded accretion of $2.3 million and we have cumulative preferred dividends of $2.9 million (or $93.21 per share of preferred stock). During the six months ended June 30, 2015, we recorded accretion of $0.5 million and cumulative preferred dividends were $0.3 million (or $9.21 per share of preferred stock).

The warrants issued with the preferred stock have a term of five years and an exercise price of $4.50 per share. The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $4.50 per common share. Additionally, if we were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that we repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

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

Restricted Stock-Based Compensation Grants

Compensation expense relating to our restricted stock awards for the three months ended June 30, 2016 and 2015 was $0.3 million and $(40,000), respectively.  Compensation expense relating to our restricted stock awards for the six months ended June 30, 2016 and 2015 was $0.6 million and $0.2 million, respectively. Compensation expense related to restricted stock awards is included in general and administrative expenses.

During the six months ended June 30, 2016, no shares of restricted stock were granted, 192,501 shares vested and 6,231 shares were forfeited based upon the failure to achieve the 2015 performance criteria. During the six months ended June 30, 2015, 5,046 shares of restricted stock were granted to a director, 34,962 shares vested and 11,091 shares of restricted stock were forfeited.  The shares granted during 2015 were fair valued, on the date of grant, using our publicly traded stock price of $2.28 per share.  Of the shares forfeited, 9,545 shares of restricted stock were forfeited based on the failure to achieve the 2014 performance criteria and the remainder of the forfeitures were due to employee terminations. A summary of the activity since December 31, 2015 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at December 31, 2015	436	$2.48	6	$16.36
Granted	—	$—	—	$—
Vested	(193)	$2.52	—	$—
Forfeited	—	$—	(6)	$16.36
Non-vested shares at June 30, 2016	243	$2.44	—	$—

In May 2016, we contractually agreed to grant our chief financial officer shares of restricted stock that remain subject to approval by our board of directors. Based on our stock price as of June 30, 2016, the grant would have been valued at approximately $65,000. The expense attributable to the current quarter is not material. The valuation of the grant is subject to change and will be finalized upon approval by our board of directors.

As of June 30, 2016, there was $0.2 million of unamortized compensation that is expected to be expensed ratably over the remaining vesting period through October 2016.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 9. STOCK WARRANTS

RLJE has warrants outstanding to purchase shares of common stock as follows:

	June 30, 2016
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
2012 Warrants:
Registered warrants	5,125	$36.00	1.25 years
Sponsor warrants	1,272	$36.00	1.25 years
Unregistered warrants	617	$36.00	1.25 years
2015 Warrants:
Unregistered warrants	3,105	$4.50	3.88 years
	10,119

We issued warrants with a term of five years beginning October 3, 2012 that provide the warrant holder the right to acquire one share of our common stock for $36.00 per share (the 2012 Warrants). The warrants are redeemable by us for $0.01 per warrant share if our common stock trades at $52.50 or more per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

The 2012 Warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company. The reduction in exercise price depends upon the amount of other consideration, if any, received by the warrant holders in the reorganization and how many years after the Business Combination reorganization is consummated. Generally, the reduction in exercise price would be between $18.00 and $27.00 assuming no additional consideration was received.

On May 20, 2015, we issued warrants to acquire 3.1 million shares of our common stock (the 2015 Warrants). The terms are described in Note 8, Redeemable Convertible Preferred Stock and Equity.

NOTE 10. FAIR VALUE MEASUREMENTS

Stock Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 10,118,514 shares of our common stock, which are recorded at fair value on our consolidated balance sheets. We issued the 2012 Warrants to purchase 7,013,889 shares of our common stock in 2012 and we issued the 2015 Warrants to purchase 3,104,625 shares of our common stock in 2015.

Of the 2012 Warrants, 5,125,000 or the underlying common shares are registered under the Securities Act and are available for trading on the over-the-counter market. Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy. We determine the fair value of the registered warrants using a Monte Carlo simulation model. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered. We use the closing market price of our common stock to compute stock volatility. The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility. We used a DLOM rate of 23.0% as of June 30, 2016 and 19.0% as of December 31, 2015. Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

The remaining 2012 Warrants, consisting of Sponsor warrants to purchase 1,272,223 shares of common stock and unregistered warrants to purchase 616,667 shares of common stock, are classified as Level 3 within the fair-value hierarchy. Because RLJE has agreed not to exercise its redemption right pertaining to certain warrants held by RLJ SPAC Acquisition LLC (or the Sponsor) and because the unregistered warrants generally have a discounted fair value as compared to the registered warrants, the valuation of the sponsor warrants and the unregistered warrants has always been a Level 3 measurement. We determined the fair value of the Sponsor

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

warrants using a Monte Carlo simulation model and using the same assumptions used for the registered warrants, except we did not include the redemption feature.

The unregistered 2012 Warrants differ from the registered warrants in that they have not been registered under the Securities Act and are not available for trading. We determine the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered. We used a DLOM rate of 24.0% as of June 30, 2016 and 25.0% as of December 31, 2015.

The 2012 Warrants increased in fair value from $36,000 as of December 31, 2015 to $133,000 as of June 30, 2016.

We are using the lattice model to value the 2015 Warrants, which are classified as Level 3 within the fair-value hierarchy. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant and the exercise price), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction. We use the closing market price of our common stock to compute stock volatility. The 2015 Warrants increased in fair value from $2.2 million as of December 31, 2015 to $2.8 million as of June 30, 2016.

We are using the lattice model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy. Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction. We use the closing market price of our common stock to compute stock volatility. The fair value of the embedded conversion feature increased from $8.4 million as of December 31, 2015 to $9.9 million as of June 30, 2016.

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$2,974	$2,974
Embedded conversion feature	$—	$—	$9,887	$9,887

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$2,252	$2,252
Embedded conversion feature	$—	$—	$8,426	$8,426

The following tables include a roll-forward of our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252
Change in fair value	—	—	722	722
Stock warrants at June 30, 2016	$—	$—	$2,974	$2,974

	Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426
Change in fair value	—	—	1,461	1,461
Embedded conversion feature at June 30, 2016	$—	$—	$9,887	$9,887

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2015
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

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. Our non-recurring fair value measurement information of assets and liabilities is classified in the tables below:

	Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$339	$339	$1,725

	Six Months Ended June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$2,855	$2,855	$2,269

During the six months ended June 30, 2016 and 2015, the investments in content were impaired by $1.7 million and $2.3 million, respectively. In determining the fair value of our investments in content, we employ a DCF methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11. NET INCOME (LOSS) PER COMMON SHARE

We have outstanding warrants to acquire 10,118,514 shares of common stock that are not included in the computation of diluted net income (loss) per common share as the effect would be anti-dilutive because their exercise prices, which range from $4.50 to $36.00 per share, exceed the fair value of our common stock.

During periods of reported net losses from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock.  This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the three and six months ended June 30, 2016, we had weighted average, compensatory restricted shares of 339,000 and 245,000, respectively, that were not included in the computation of basic and diluted net loss per common share. For the six months ended June 30, 2015, we had 69,000 weighted average compensatory, restricted shares of common stock that were not included in the computation of basic or diluted net loss per common share. For the six months ended June 30, 2015, we had weighted average outstanding shares of approximately 25,000 which were held by founding shareholders and forfeited in January 2015 that were not included in the computation of basic or diluted net loss per common share.

When dilutive, we include in our computation of diluted income (loss) per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share.  For the three and six months ended June 30, 2016, we excluded approximately 11,164,000 shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive. For this same reason, we excluded 10,370,000 shares for the six months ended June 30, 2015.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Our net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
BASIC NET INCOME (LOSS) PER SHARE
Unrestricted Common Stock:
Income (Loss) from continuing operations, net of income taxes	$1,005	$1,227	$(11,397)	$(7,788)
Accretion on preferred stock	(1,164)	(452)	(2,290)	(459)
Income (Loss) from continuing operations attributable to unrestricted common stockholders	(159)	775	(13,687)	(8,247)
Loss from discontinued operations, net of income taxes	(1,179)	(1,765)	(2,252)	(3,388)
Net loss attributable to unrestricted common stockholders	$(1,338)	$(990)	$(15,939)	$(11,635)

Basic Net Income (Loss) per Unrestricted Common Share:
Income (Loss) from continuing operations attributable to unrestricted common stockholders	$(0.04)	$0.19	$(3.13)	$(1.95)
Loss from discontinued operations, net of income taxes	(0.27)	(0.42)	(0.51)	(0.80)
Basic net loss attributable to unrestricted common stockholders	$(0.31)	$(0.23)	$(3.64)	$(2.75)

Weighted average unrestricted common shares outstanding — basic	4,373	4,235	4,373	4,231

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
BASIC NET INCOME (LOSS) PER SHARE
Restricted Common Stock:
Income from continuing operations, net of income taxes	$—	$18	$—	$—
Accretion on preferred stock	—	(7)	—	—
Income from continuing operations attributable to restricted common stockholders	—	11	—	—
Loss from discontinued operations, net of income taxes	—	(26)	—	—
Net loss attributable to restricted common stockholders	$—	$(15)	$—	$—

Basic Net Income (Loss) per Restricted Common Share:
Income from continuing operations attributable to restricted common stockholders	$—	$0.19	$—	$—
Loss from discontinued operations, net of income taxes	—	(0.42)	—	—
Basic net loss attributable to restricted common stockholders	$—	$(0.23)	$—	$—

Weighted average restricted common shares outstanding — basic	245	63	340	92

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
DILUTED NET INCOME (LOSS) PER SHARE
Unrestricted Common Stock:
Income (Loss) from continuing operations, net of income taxes	$1,005	$1,240	$(11,397)	$(7,788)
Accretion on preferred stock	(1,164)	—	(2,290)	(459)
Income (Loss) from continuing operations attributable to unrestricted common stockholders	(159)	1,240	(13,687)	(8,247)
Loss from discontinued operations, net of income taxes	(1,179)	(1,783)	(2,252)	(3,388)
Net loss attributable to unrestricted common stockholders	$(1,338)	$(543)	$(15,939)	$(11,635)

Diluted Net Income (Loss) per Unrestricted Common Share:
Income (Loss) from continuing operations attributable to unrestricted common stockholders	$(0.04)	$0.08	$(3.13)	$(1.95)
Loss from discontinued operations, net of income taxes	(0.27)	(0.12)	(0.51)	(0.80)
Diluted net loss attributable to unrestricted common stockholders	$(0.31)	$(0.04)	$(3.64)	$(2.75)

Weighted average unrestricted common shares outstanding
Basic Shares Outstanding	4,373	4,235	4,373	4,231
Shares acquirable upon conversion of the preferred stock	—	10,391	—	—
Total weighted average unrestricted common shares outstanding — diluted	4,373	14,626	4,373	4,231

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
DILUTED NET INCOME (LOSS) PER SHARE
Restricted Common Stock:
Income from continuing operations, net of income taxes	$—	$5	$—	$—
Accretion on preferred stock	—	—	—	—
Income from continuing operations attributable to restricted common stockholders	—	5	—	—
Loss from discontinued operations, net of income taxes	—	(8)	—	—
Net loss attributable to restricted common stockholders	$—	$(3)	$—	$—

Diluted Net Income (Loss) per Restricted Common Share:
Income from continuing operations attributable to restricted common stockholders	$—	$0.08	$—	$—
Loss from discontinued operations, net of income taxes	—	(0.12)	—	—
Diluted net loss attributable to restricted common stockholders	$—	$(0.04)	$—	$—

Weighted average restricted common shares outstanding
Basic Shares Outstanding	245	63	340	92
Shares acquirable upon conversion of the preferred stock	—	—	—	—
Total weighted average restricted common shares outstanding — diluted	245	63	340	92

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 12. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash paid during the period for:
Interest	$3,285	$4,746
Income taxes	$93	$47
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$832	$—
Non-cash investing and financing activities:
Subordinated notes payable exchanged for preferred stock and warrants	$—	$8,546
Interest payable on subordinated notes converted to principal	$72	$—
Accretion on preferred stock	$2,290	$459
Preferred stock issuance costs accrued for in accounts payable and accrued liabilities	$—	$60
Capital expenditures accrued for in accounts payable and accrued liabilities	$418	$268

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

NOTE 14. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

We charged ACL overhead and personnel costs for the three months ended June 30, 2016 and 2015, of approximately $23,000 and $0.5 million, respectively, and for the six months ended June 30, 2016 and 2015, of approximately $54,000 and $0.9 million, respectively. Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations. During 2015, ACL began incurring most of their personnel and related support costs directly opposed to these costs being incurred by us and then charged to ACL.

ACL paid dividends to RLJE Ltd. of $1.7 million during the three and six months ended June 30, 2016 and $1.7 million during the three and six months ended June 30, 2015. We record dividends received as a reduction to the ACL investment account.

We have advanced ACL $2.6 million for distribution rights for Partners in Crime. During the third quarter of 2015, we received the title from ACL and began distributing it with third parties. For the three and six months ended June 30 2016, we recognized content amortization and royalty expense of $0.1 million; and zero for the three and six months ended June 30, 2015. This amortization is included in our cost of sales as content amortization and royalties. As of June 30, 2016, our remaining unamortized content advance is $1.2 million.

During 2015, we paid $120,000 of the $300,000 advance due to ACL for distribution rights for And Then There Were None. The remaining advance was paid in February 2016. For the three and six months ended June 30, 2016, we recognized content amortization and royalty expense of $140,000 which is included in our cost of sales as content amortization and royalties. There was no content

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

amortization and royalty expense recognized in 2015 as the title was not released until 2016.  As of June 30, 2016, our remaining unamortized content advance is $160,000.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia. As of June 30, 2016, Acorn Media had lent its U.K. subsidiaries approximately $8.6 million and its Australian subsidiary approximately $3.5 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended June 30, 2016, we recognized foreign currency losses of $0.8 million and during the three months ended June 30, 2015 we recognized foreign currency gains of $0.6 million. During the six months ended June 30, 2016, we recognized foreign currency losses of $0.8 million and during the six months ended June 30, 2015, we recognized foreign currency losses of $0.3 million.

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

Sale of Preferred Stock and Warrants

On May 20, 2015, certain former board members and their affiliate companies, including RLJ SPAC Acquisition, LLC, purchased 16,500 shares of preferred stock and warrants to acquire 1,650,000 share of common stock from us for $16.5 million.

NOTE 15. SUBSEQUENT EVENT

Subsequent to June 30, 2016, two preferred shareholders converted a total of 350 shares of preferred stock and $34,471 of accreted dividends into 128,160 shares of common stock.

On August 1, 2016, we issued 216,982 shares of restricted stock awards to executive officers and directors and 201,823 shares of restricted stock units to employees.  The shares were fair valued on the date of grant at $1.92 per share for a total value of $0.8 million, which will be expensed over the vesting period as a component of general and administrative expenses. The restricted stock awards will vest over a three-year period for executive officers and a one-year period for directors. The restricted stock units will vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria.

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

OVERVIEW

General

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America. RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.” Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries, unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with additional U.S. locations in Woodland Hills, California and Stillwater, Minnesota. We also have offices internationally in London, England and Sydney, Australia.

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

Our Direct-to-Consumer segment includes our proprietary SVOD channels, such as Acorn TV and UMC, and the sale of video content and complementary merchandise directly to consumers through proprietary ecommerce websites and catalogs. As of June 30, 2016, Acorn TV had over 320,000 paying subscribers. We expect the subscriber base to continue to grow in 2016 for our subscription-based digital channels as we add more exclusive content.

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

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (Universal) whereby Universal took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During the quarter, we also electronically distributed our last Acacia catalogs. As a result of these actions, we have classified the U.S. catalog/ecommerce business as discontinued operations. Previously, these businesses were included in our Direct-to-Consumer segment.

HIGHLIGHTS

Highlights and significant events for the three months ended June 30, 2016 and 2015 are as follows:

•	The Acorn TV paid subscriber base increased 111.9% from 151,000 as of June 30, 2015, to 320,000 as of June 30, 2016.
•

Revenues from our Direct-to-Consumer segment, which primarily consists of our proprietary SVOD channels, increased 88.8% to $4.1 million. After costs of sales and operating expenses, our Direct-to-Consumer segment contributed $1.1 million of income from continuing operations for the current period compared to a loss from continuing operations of $0.4 million for the same period last year.

•

Total revenues declined 20.9% to $15.8 million.  The decrease was driven by a decrease in our Wholesale revenues resulting from us having fewer releases.  Despite lower revenues, gross profit increased by 39.8% to $4.8 million.

•

Gross margin increased to 30.2% compared to 17.1% during the same period last year.  This improvement in gross margin is primarily attributable to the growth of our proprietary SVOD channels, which deliver a higher profit margin.

•

Our loss from continuing operations improved by $0.9 million to $2.8 million primarily due to our improved gross margin offset by a $0.4 million increase in stock-based compensation. Our net loss improved by $0.4 million to $0.2 million.

•	Adjusted EBITDA declined by $1.5 million to a loss of $1.3 million. The decline is due to relatively higher investments in content during a period of lower revenues and lower content amortization.

Highlights and significant events for the six months ended June 30, 2016 and 2015 are as follows:

•

Revenues from our Direct-to-Consumer segment, which primarily consists of our proprietary SVOD channels, increased 79.0% to $7.6 million. After costs of sales and operating expenses, our Direct-to-Consumer segment contributed $2.0 million of income from continuing operations for the current period compared to a loss from continuing operations of $1.1 million for the same period last year.

•

Total revenues declined 17.2% to $33.5 million. The decrease was driven by a decrease in our Wholesale revenues resulting from us having fewer releases. Despite lower revenues, gross profit increased by 44.4% to $9.9 million.

•

Gross margin increased to 29.4% compared to 16.9% during the same period last year. This improvement in gross margin is primarily attributable to the growth of our proprietary SVOD channels, which deliver a higher profit margin.

•

Selling, general and administrative expenses (or SG&A) decreased by 6.8%, which is primarily attributable to a $1.4 million decrease in selling expenses. This decrease is due to lower revenues and lower theatrical-release expenses.

•

Our loss from continuing operations improved by $4.1 million due to our improved gross margin and lower selling expenses. Our net loss increased by $2.5 million primarily due to the change in fair value of stock warrants and other derivatives.

•

Adjusted EBITDA declined by $2.3 million to a loss of $3.8 million. The decline is due to relatively higher cash investments in content during a period of lower revenues and lower content amortization.

•	Cash flows from operations improved by $11.0 million, to a $2.1 million source of cash for the six months ended June 30, 2016 compared to a use of cash of $9.0 million for the same period last year.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and six months ended June 30, 2016 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

A summary of our results of operations for the three and six months ended June 30, 2016 and 2015, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues	$15,790	$19,953	$33,531	$40,491
Costs of sales	11,023	16,544	23,676	33,665
Gross profit	4,767	3,409	9,855	6,826
Operating expenses	7,517	7,058	15,110	16,218
Loss from continuing operations	(2,750)	(3,649)	(5,255)	(9,392)
Equity in earnings of affiliate	709	438	1,208	688
Interest expense, net	(2,190)	(2,581)	(4,395)	(5,524)
Change in fair value of stock warrants and other derivatives	5,993	7,140	(2,184)	7,637
Other expense	(757)	161	(730)	(615)
Provision for income taxes	—	(264)	(41)	(582)
Income (Loss) from continuing operations	1,005	1,245	(11,397)	(7,788)
Loss from discontinued operations	(1,179)	(1,791)	(2,252)	(3,388)
Net loss	$(174)	$(546)	$(13,649)	$(11,176)

Revenues

A summary of net revenues by segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Wholesale:
U.S.	$9,342	$15,138	$21,347	$28,716
International	2,370	2,655	4,545	7,064
Total Wholesale	11,712	17,793	25,892	35,780
Direct-to-Consumer:
Proprietary Digital Channels	3,740	1,780	6,669	3,217
International Ecommerce	338	380	944	1,036
Total Direct-to-Consumer	4,078	2,160	7,613	4,253
Intellectual Property	—	—	26	458
Total revenues	$15,790	$19,953	$33,531	$40,491

Revenues decreased $4.2 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in revenues is driven by our Wholesale segment, which declined by $6.1 million. The decrease was offset by a $1.9 million increase in revenues from our Direct-to-Consumer segment. Our Wholesale segment’s revenue decline is attributable to a $5.8 million decrease in U.S. revenues, which declined due to us having one large release last year in the second quarter with no similar releases this year.  Our Wholesale segment’s revenues were also down due to increased returns from Walmart, which changed how they exhibit new titles in their stores. The change resulted in lower sell through from many of our titles and increased returns.  The increase in revenues in our

Direct-to-Consumer segment is attributable to a $2.0 million increase in revenues from our propriety digital channels, representing an increase of 110.1% primarily resulting from the 111.9% growth in subscribers to our Acorn TV channel.  We are continually rolling-out new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of the channels.

Revenues decreased $7.0 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in revenues is driven by our Wholesale segment, which declined by $9.9 million. The decrease was offset by a $3.4 million increase in revenues from our Direct-to-Consumer segment. Our Wholesale segment’s revenue decline is attributable to decreases in U.S. revenues of $7.4 million and decreases in international revenues of $2.5 million.  Wholesale segment’s revenues decreased because of less content being released during the current period compared to the same period last year and increased returns from Walmart. We had no large releases this year-to-date compared to three large releases during the same period last year. The increase in revenues in our Direct-to-Consumer segment is attributable to a $3.5 million increase in revenues from our propriety digital channels, which represents an increase of 107.3%, primarily resulting from the 111.9% growth in subscribers to our Acorn TV channel. We are continually rolling-out new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of the channels.

Cost of Sales (“COS”) and Gross Margin

A summary of COS by segment and overall gross margins for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
IP Licensing	$4	$—	$4	$344
Wholesale	9,431	15,276	20,927	30,663
Direct-to-Consumer	1,588	1,268	2,745	2,658
COS by segment	$11,023	$16,544	$23,676	$33,665
Gross Margin	$4,767	$3,409	$9,855	$6,826
Gross Margin %	30.2%	17.1%	29.4%	16.9%

For the three months ended June 30, 2016, COS decreased by $5.5 million to $11.0 million compared to $16.5 million for the same period in 2015. The decrease in COS is attributed to lower sales in our Wholesale segment and lower step-up amortization resulting from the Business Combination, partially offset by increased impairment charges. Impairment charges and step-up amortization are recorded in our Wholesale segment. Our impairment charges recorded for content investments and inventories total $2.3 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Our step-up amortization was $0.6 million and $1.0 million for the 2016 and 2015 periods, respectively.  Our Direct-to-Consumer segment’s COS increased due to us adding content to our PSVOD channels and also due to increasing hosting costs, which generally follows an increase in subscription revenues.

As a percentage of revenues, our gross margin improved to 30.2% for the three months ended June 30, 2016 as compared to 17.1% for the same period last year.  The improvement is primarily attributable to our Wholesale and Direct-to-Consumer segments and in particular due to the growth of our proprietary SVOD channels.  Revenues from these channels for the three months ended June 30, 2016 account for 23.7% of our total revenues as compared to 8.9% for the three months ended June 30, 2015.  This business generates a higher gross margin than our other businesses especially as its revenues increase. Our Wholesale segment margin improved primarily as a result of lower step-up amortization.

For the six months ended June 30, 2016, COS decreased by $10.0 million to $23.7 million compared to $33.7 million for the same period in 2015. The decrease in COS is attributed to lower sales in our Wholesale segment, lower impairment charges and lower step-up amortization resulting from the Business Combination. Impairment charges and step-up amortization are recorded in our Wholesale segment. Our impairment charges recorded for content investments and inventories total $2.9 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. Our step-up amortization decreased during the six months ended June 30, 2016 compared to 2015 due to decreased revenues. Our step-up amortization was $1.0 million and $2.6 million for the 2016 and 2015 periods, respectively.

As a percentage of revenues, our gross margin improved to 29.4% for the six months ended June 30, 2016 as compared to 16.9% for the same period last year.  The improvement is primarily attributable to our Wholesale and Direct-to-Consumer segments and in particular due to the growth of our proprietary SVOD channels.  Revenues from these channels for the six months ended June 30, 2016 account for 19.9% of our total revenues as compared to 7.9% for the six months ended June 30, 2015.  This business generates a higher gross margin than our other businesses especially as its revenues increase. Our Wholesale segment margin improved primarily as a result of lower step-up amortization and lower impairments.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Selling expenses	$2,222	$2,219	$4,346	$5,770
General and administrative expenses	4,650	4,076	9,495	9,144
Depreciation and amortization	645	763	1,269	1,304
Total selling, general and administrative expenses	$7,517	$7,058	$15,110	$16,218

For the three months ended June 30, 2016, SG&A increased by $0.5 million compared to the same period in 2015. The current quarter increase is due to increased stock-based compensation of $0.4 million due to the grants we made during the fourth quarter of 2015. For the six months ended June 30, 2016, SG&A decreased by $1.1 million compared to the same period in 2015. This decrease is due to the $1.4 million decrease in selling expenses as we had more theatrical releases last year during the first six months of the year as compared to the same period this year. Our general and administrative expenses increased because of increased stock-based compensation.

Equity Earnings of Affiliate

Equity earnings of affiliate increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  During 2016, ACL’s gross profit (revenues less film cost amortization) has been higher when compared to 2015.  The increases are a result of higher publishing revenues due to new publishing contracts entered into and generally improved publishing royalty rates on existing contracts. Improved margins were partially offset by increased general, administrative and other expenses and increased income taxes.

Interest Expense

Interest expense decreased by $0.4 million and $1.1 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. The decreases are a result of lower debt balances and reduced interest rates on our subordinated debt.  During April 2015, the Company made an accelerated principal payment of $10.0 million on its senior secured debt and reduced the interest rate of its subordinated debt.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility.  For the three months ended June 30, 2016 and 2015, the fair value of our stock warrants and other derivative liabilities decreased by $6.0 million and $7.1 million, respectively.  For the six months ended June 30, 2016 and 2015, the fair value of our stock warrants and other derivative liabilities increased by $2.2 million and decreased by $7.6 million, respectively.

Other Income (Expense)

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid.  Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar).  As the Pound strengthens relative to the Dollar, we recognize other income; and as the Pound weakens relative to the Dollar, we recognize other expense.  For the three months ended June 30, 2016 and 2015, we recognized a foreign currency loss of $0.8 million and a gain of $0.6 million, respectively.  For the six months ended June 30, 2016 and 2015, we recognized a foreign currency loss of $0.8 million and $0.3 million, respectively.

During the three months ended June 30, 2015, we also incurred $0.3 million of legal fees and other costs to modify our debt arrangements.  These expenses were recorded as other expense.

Income Taxes

We have fully reserved our net U.S. and Australia deferred tax assets, which may be available to reduce future income taxes payable should we have future U.S. and Australia taxable income. To the extent such deferred tax assets relate to net operating loss (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings may be subject to applicable carryforward periods and limitations subject to a change in ownership. We are not providing a current tax provision (benefit) on our U.S. and Australia operations, other than for certain state minimum taxes, which are immaterial. We provide income tax provisions on our U.K. earnings, which includes our share of ACL earnings, at an effective tax rate of approximately 20%.

During 2016, income tax provisions have been immaterial as our U.K. operations have realized minimal pre-tax earnings.  We have provided income tax provision of $0.3 million and $0.6 million for the three- and six-month periods ending June 30, 2015, respectively.  These provisions include a provision of $0.2 million and $0.5 million for the three- and six-month periods, respectively, related to goodwill that was being amortized for tax purposes.  During the fourth quarter of 2015, we stopped recognizing this tax provision related to our goodwill as a result of the goodwill impairment charge recognized during the fourth quarter.

Loss from Discontinued Operations, net of Income Taxes

Our loss from discontinued operations has decreased as our U.S. catalog/ecommerce business winds down. For the three- and six-month periods ended June 30, 2016, our losses were $1.2 million and $2.3 million, respectively, compared to $1.8 million and $3.4 million for the same periods last year. Discontinued operations revenues were $2.1 million and $7.1 million for the three- and six-month periods ended June 30, 2016, respectively, compared to $4.2 million and $9.7 million for the same periods last year.

The transition of our U.S catalog/ecommerce business to Universal will be completed as of September 30, 2016.

ADJUSTED EBITDA

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material non-cash items that allows investors to analyze the operating performance of the business using the same metric management uses.  The exclusion of non-cash items better reflects our ability to make investments in the business and meet obligations.  Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. Management uses this measure to assess operating results and performance of our business, perform analytical comparisons, identify strategies to improve performance and allocate resources to our business segments. While management considers Adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with US GAAP. We define Adjusted EBITDA as earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, loss on extinguishment of debt, goodwill impairments, severance costs, costs to modify debt, change in fair value of stock, warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate, non-cash foreign currency exchange loss (gain) and loss from discontinued operations. Not all companies calculate Adjusted EBITDA in the same manner and the measure, as presented, may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(174)	$(546)	$(13,649)	$(11,176)
Loss from discontinued operations	1,179	1,791	2,252	3,388
Amortization of content	6,725	11,646	15,070	23,364
Cash investment in content	(7,145)	(9,256)	(17,061)	(18,052)
Depreciation and amortization	645	763	1,269	1,304
Interest expense	2,190	2,581	4,395	5,524
Provision for income tax	—	264	41	582
Transaction costs and restructuring	—	507	—	507
Change in fair value of stock warrants and other derivatives	(5,993)	(7,140)	2,184	(7,637)
Foreign currency exchange loss (gain)	827	(559)	824	282
Stock-based compensation	301	(40)	610	147
Basis-difference amortization in equity earnings of affiliate	128	137	256	272
Adjusted EBITDA	$(1,317)	$148	$(3,809)	$(1,495)

For the three- and six-month periods ended June 30, 2016, our Adjusted EBITDA decreased when compared to the same periods last year due to relatively higher investments in content during periods of lower revenues and lower content amortization.

During the current three-month period, investments in content exceeded content amortization by $0.4 million, which reduced the current period Adjusted EBITDA.  For the same period last year, content amortization exceeded investments in content by $2.4 million, which improved the prior period Adjusted EBITDA. During the current six-month period, investments in content exceeded content amortization by $2.0 million, which reduced the current period Adjusted EBITDA.  For the same period last year, content amortization exceeded investments in content by $5.3 million, which improved the prior period Adjusted EBITDA.

A reconciliation of Adjusted EBITDA to our net cash provided by (used in) operating activities as reported in our consolidated statements of cash flows is as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Adjusted EBITDA	$(3,809)	$(1,495)
Cash interest expense	(3,364)	(3,489)
Loss from discontinued operations, excluding royalties expense, stock-based compensation expense and depreciation and amortization	(1,098)	(1,995)
Current income tax provision	(41)	(582)
Transaction costs and restructuring	—	(507)
ACL dividends in excess of earnings before basis-difference amortization	237	769
Changes in working capital	10,146	(1,653)
Net cash provided by (used in) operating activities	$2,071	$(8,952)

BALANCE SHEET ANALYSIS

Assets

Total assets at June 30, 2016 and December 31, 2015, were $127.7 million and $150.6 million, respectively. The decline of $22.9 million in assets is primarily attributed to a decrease in accounts receivable, a decrease in assets of discontinued operations, and a decrease in our equity investment in affiliate (ACL).  Our accounts receivable decreased by $12.7 million because of the seasonal nature of our wholesale segment business and follows the decline in wholesale segment revenues.  Our assets of discontinued operations decreased by $4.5 million, and will continue to decrease, as we eliminate our investments necessary to produce catalogs and liquidate its inventories.  Our equity investment in ACL decreased by $2.6 million, which is primarily attributable to the weakening Pound.  Our investment in ACL also decreased because we received dividends during the six months ended June 30, 2016 that exceeded our share of ACL earnings for the same period.

A summary of assets by segment is as follows:

	June 30,	December 31,
(In thousands)	2016	2015
IP Licensing	$19,060	$22,707
Wholesale	95,647	112,066
Direct-to-Consumer (including assets of discontinued operations of $2,397 and $6,870 as of June 30, 2016 and December 31, 2015, respectively)	7,794	10,514
Corporate	5,220	5,341
	$127,721	$150,628

Liabilities and Equity

The decrease in our liabilities and equity of $22.9 million to $127.7 million is primarily due to the net loss of $13.6 million, and a valuation adjustment of $2.0 million that resulted from the weakening Pound Sterling, both of which are recognized during the six months ended June 30, 2016 and are included in shareholders’ deficit.  Further decreases in our liabilities and equity are due to us making payments on our accounts payable and accrued liabilities, including amounts held in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by (used in) operating activities	$2,071	$(8,952)
Net cash used in investing activities	(743)	(878)
Net cash (used in) provided by financing activities	(1,225)	10,081
Effect of exchange rate changes on cash	(176)	319
Net (decrease) increase in cash	(73)	570
Cash at beginning of period	4,530	6,662
Cash at end of period	$4,457	$7,232

At June 30, 2016 and December 31, 2015, our cash and cash equivalents was $4.5 million. During the six months ended June 30, 2016, our cash position was impacted by the following:

•

We had cash provided by operating activities of $2.1 million compared to the use of cash of $9.0 million for the first six months of last year. The improvement in operating cash flows is due to a decrease in cash amounts invested in working capital as a result of decreases in our wholesale and U.S. catalog businesses.  Net cash invested in accounts receivable, inventories, prepaid expenses and other assets, deferred revenues, and accounts payable and accrued liabilities decreased by $10.1 million as of June 30, 2016 when compared to December 31, 2015.

•

Our operating cash flows include the cash flows of our discontinued operations, which used $2.8 million and $4.9 million of cash during the six months ended June 30, 2016 and 2015, respectively.  Without these uses of cash by our discontinued operations, our cash flows from operating activities would have been significantly higher.

•	In accordance with our Credit Agreement, we made principal payments of $1.2 million.
•

The quarterly results are naturally affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale and Direct-to-Consumer businesses, which are 32% to 35% weighted to the 4th quarter of each year, and (c) we generally invest more cash on content during the first half of the year.

We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations.  (1) We continue to have significant past-due vendor payables.  These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image.  As we work to catch up on the acquired past-due payables, we have fallen behind on other payables.  We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made.  (2) We are forecasting that we may need to make an accelerated principal payment, which may be significant, on our senior debt during the fourth quarter of 2016 in order to meet our bank covenants.  This is because our bank covenants become more restrictive during the fourth quarter of 2016.  For example, our senior debt-to-Adjusted EBITDA ratio goes from 3.64 : 1:00 currently to 2:67 : 1:00.  For us to meet these more restrictive bank covenants, we will need to improve our Adjusted EBITDA and/or pay down our senior debt balance.  (3) We must maintain a certain level of content spend necessary to acquire new content that allows us to generate the revenues and margins necessary to meet our obligations.

We have taken actions to improve our operating results and Adjusted EBITDA in 2016 by exiting certain non-core operations that have been generating losses.  During December 2015, we approved and started implementing a plan to close our Acacia catalog operations.  The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. Further, on June 24, 2016 we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to Universal. We are also evaluating our options in terms of raising additional capital by issuing equity securities, convertible notes or a combination of both, as well as refinancing our existing senior debt. There can be no assurances that we will be able to secure additional capital or be able to refinance our senior debt. While our ability to meet our commitments is not dependent upon these efforts, if we were to complete one of these transactions, it would help to address our liquidity risk. We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations necessary to meet our future covenant requirements, or agreeing with vendors on revised payment terms.

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

Capital Resources

Cash

As of June 30, 2016 and December 31, 2015, we had cash of $4.5 million.

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

Financial covenants include the following:

	December 31, 2015	June 30, 2016	Remainder of 2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.03 : 1.00	3.64 : 1.00	Ranges from 3.46 : 1:00 to 2:67 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.06 : 1.00	4.65 : 1.00	Ranges from 4.43 : 1:00 to 3.44 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.20 : 1.00	1.28 : 1.00	Ranges from 1.32 : 1.00 to 1.59 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the Credit Agreement, we must maintain at all times a cash balance of $1.0 million. As of June 30, 2016, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

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

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of Subordinated Notes for 8,546 shares of preferred stock and warrants to acquire 854,624 shares of common stock. At June 30, 2016, our principal balance due pursuant to these notes was $8.6 million.

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 3,104,625 shares of common stock for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 1,650,000 shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which included fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

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

•

Conversion – at the preferred stockholder’s discretion, the stated value of preferred stock, subject to adjustment for any unpaid dividends, is convertible into shares of our common stock at a conversion rate of $3.00 per share. The conversion rate is subject to anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $3.00 per common share.

•

Mandatory Redemption – unless previously converted, on May 20, 2020, at our option we will either redeem the preferred stock with (a) cash equal to $1,000 per share plus any unpaid dividends (Redemption Value), or (b) shares of common stock determined by dividing the Redemption Value by a conversion rate equal to the lower of (i) the conversion rate then in effect (which is currently $3.00) or (ii) 85% of the then trading price, as defined, of our common stock. If we were to redeem with shares of common stock, the number of shares that would be issued upon redemption is not determinable as the number is contingent upon the then trading price of our common stock. Generally, if we were to redeem with shares, the number of common shares needed for redemption increases as our common stock price decreases.

•

Voting – except for certain matters that require the approval of the preferred stockholders, such as changes to the rights and preferences of the preferred stock, the preferred stock does not have voting rights. However, the holders of the preferred stock are entitled to appoint two board members, and under certain circumstances, appoint a third member.

The warrants issued with the preferred stock have a term of five years and an exercise price of $4.50 per share. The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $4.50 per common share. Additionally, if we were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that we repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of June 30, 2016, we had entered into licensing and distribution agreements for which we are obligated to pay $16.1 million once the related content has been delivered.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting. In conducting this evaluation, management identified material weaknesses in our internal control over financial reporting as of December 31, 2015 and June 30, 2016 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described below, management concluded that, at June 30, 2016, our internal control over financial reporting was ineffective.

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

In light of the material weaknesses, we performed the following action steps:

(a)

We improved communications between legal, operations and finance with respect to notification of expired, modified or terminated catalog content agreements to ensure they are properly evaluated within the ultimates.

(b)	We implemented analytical tools to help identify ultimates that need to be reviewed and updated.
(c)	We added staff to our financial reporting function to provide increased focus over content analysis and review.
(d)	We employed additional accounting personnel, replaced other personnel, and reorganized the corporate accounting function into one single location.
(e)	Reassigned roles and responsibilities amongst the current accounting personnel.

While the above action steps were implemented as of December 31, 2015, it will take time to properly transition roles and responsibilities, as well as provide necessary staff training.  As of July 25, 2016, we have begun to assess the effectiveness of the changes made and will continue to do so over the proceeding months. We will update our assessment of the effective of our internal controls once this assessment is complete.

Based upon the above changes, management believes that the financial statements included in this report fairly represent in all material aspects our Company’s financial position, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control over Financial Reporting

None.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on April 15, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2016, material changes to the risk factors set forth in that Form 10-K are stated below.

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

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days or failure to timely file all required periodic financial reports with the SEC. On January 12, 2016, we received a deficiency letter from NASDAQ, indicating that for the last 30 consecutive business days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until July 11, 2016, to regain compliance with this requirement. On June 24, 2016 we effected a one-for-three reverse stock split in accordance with the authority conferred by the shareholders at the special meeting held on December 4, 2015, and on July 11, 2016, NASDAQ advised us that we had regained compliance with the minimum closing bid price requirement. However, we cannot be sure that our share price will continue to maintain compliance.

In addition, under Nasdaq Listing Rule 5550(b)(1), companies listed on NASDAQ are subject to delisting for failure to maintain a minimum stockholders equity of $2,500,000. On April 21, 2016, we received a deficiency letter from NASDAQ as our annual report on Form 10-K did not report $2,500,000 of stockholders equity. In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we were provided a grace period of 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with this requirement. We submitted a plan to regain compliance by obtaining amendments of certain terms of our outstanding preferred stock and 2015 warrants, which amendments would have the accounting effect of increasing our GAAP stockholders equity. Based on this plan, NASDAQ granted an extension to September 30, 2016 to obtain the amendments and fully implement the plan. We are engaged in discussions with the holders of the preferred stock and the 2015 warrants seeking their approval of the necessary amendments and believe that they are receptive to the amendments, but we cannot be sure that the necessary holders will agree to the amendments.

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

ITEM 6.	EXHIBITS

10.1	Employment Agreement, dated as of May 18, 2016, by and between Nazir Rostom and RLJ Entertainment, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ ENTERTAINMENT, INC.

Date:	August 15, 2016	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2016	By:	/S/ NAZIR ROSTOM
Nazir Rostom
Chief Financial Officer
(Principal Financial and Accounting Officer)