Form 10-Q
period 2016-09-30
RLJ ENTERTAINMENT, INC.
filed 2016-11-14
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on November 8, 2016:  5,240,085

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•

Our financial performance, including our ability to achieve improved results from operations and Adjusted EBITDA, which we define as earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, loss on extinguishment of debt, goodwill impairments, severance costs, costs to modify debt, change in fair value of stock, warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate, non-cash foreign currency exchange loss (gain) and loss from discontinued operations;

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

•	Delays in the release of new titles or other content;
•	The effects of disruptions in our supply chain;
•	The loss of key personnel; or
•	Our public securities’ limited liquidity and trading.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2016 (unaudited) and December 31, 2015

	September 30,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash	$1,474	$4,530
Accounts receivable, net	11,263	23,886
Inventories, net	6,546	8,325
Investments in content, net	66,573	60,407
Prepaid expenses and other assets	1,127	833
Property, equipment and improvements, net	1,546	1,815
Equity investment in affiliate	18,148	20,098
Other intangible assets, net	9,602	9,233
Goodwill	14,631	14,631
Assets of discontinued operations	299	6,870
Total assets	$131,209	$150,628
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$13,736	$16,370
Accrued royalties and distribution fees	56,480	51,552
Deferred revenue	1,864	1,203
Debt, net of discounts and debt issuance costs	60,662	61,250
Deferred tax liability	1,839	1,839
Stock warrant and other derivative liabilities	13,788	10,678
Liabilities of discontinued operations	1,423	7,560
Total liabilities	149,792	150,452
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and 30,198 outstanding at September 30, 2016 and 31,046 shares issued and outstanding December 31, 2015; liquidation preference of $33,684 at September 30, 2016 and $32,617 at December 31, 2015	24,173	21,346
Shareholders' Deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized, 5,240,085 shares issued and outstanding at September 30, 2016; and 4,717,324 shares issued and outstanding at December 31, 2015	5	5
Additional paid-in capital	83,791	85,400
Accumulated deficit	(123,123)	(105,514)
Accumulated other comprehensive loss	(3,429)	(1,061)
Treasury shares, at cost, zero shares at September 30, 2016 and December 31, 2015	—	—
Total shareholders' deficit	(42,756)	(21,170)
Total liabilities and shareholders' deficit	$131,209	$150,628

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2016	2015	2016	2015
Revenues	$18,351	$25,963	$51,882	$66,454
Cost of sales
Content amortization and royalties	7,887	12,552	22,957	35,916
Manufacturing and fulfillment	3,425	5,811	12,031	16,112
Total cost of sales	11,312	18,363	34,988	52,028
Gross profit	7,039	7,600	16,894	14,426

Selling expenses	2,536	2,296	6,882	8,066
General and administrative expenses	4,068	4,422	13,563	13,566
Depreciation and amortization	831	1,094	2,100	2,398
Total operating expenses	7,435	7,812	22,545	24,030
LOSS FROM CONTINUING OPERATIONS	(396)	(212)	(5,651)	(9,604)

Equity earnings of affiliate	990	188	2,198	876
Interest expense, net	(2,222)	(2,223)	(6,617)	(7,747)
Change in fair value of stock warrants and other derivatives	(1,222)	(2,506)	(3,406)	5,131
Other income (expense)	(42)	(782)	(772)	(1,397)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,892)	(5,535)	(14,248)	(12,741)
Provision for income taxes	(151)	(49)	(192)	(631)
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(3,043)	(5,584)	(14,440)	(13,372)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(917)	(1,562)	(3,169)	(4,950)
NET LOSS	(3,960)	(7,146)	(17,609)	(18,322)
Accretion on preferred stock	(1,473)	(1,066)	(3,763)	(1,525)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,433)	$(8,212)	$(21,372)	$(19,847)
Net loss per common share attributable to common shareholders:
Continuing operations	$(0.97)	$(1.56)	$(4.08)	$(3.51)
Discontinued operations	(0.20)	(0.36)	(0.71)	(1.17)
Basic and diluted net loss per common share attributable to common shareholders	$(1.17)	$(1.92)	$(4.79)	$(4.68)

Weighted average shares outstanding:
Basic and diluted	4,640	4,266	4,463	4,243

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(3,960)	$(7,146)	$(17,609)	$(18,322)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(409)	(607)	(2,368)	36
Total comprehensive loss	$(4,369)	$(7,753)	$(19,977)	$(18,286)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended September 30, 2016 and 2015

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2016	4,717	$5	$85,400	$(105,514)	$(1,061)	—	$—	$(21,170)
Issuance of restricted common stock for services	217	—	—	—	—	(6)	—	—
Forfeiture of restricted common stock	(6)	—	—	—	—	6	—	—
Conversion of preferred stock	312	—	1,232	—	—	—	—	1,232
Accretion on preferred stock	—	—	(3,763)	—	—	—	—	(3,763)
Stock-based compensation	—	—	922	—	—	—	—	922
Foreign currency translation	—	—	—	—	(2,368)	—	—	(2,368)
Net loss	—	—	—	(17,609)	—	—	—	(17,609)
Balance at September 30, 2016	5,240	$5	$83,791	$(123,123)	$(3,429)	—	$—	$(42,756)

	Common Stock					Treasury Stock
(In thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2015	4,445	$5	$87,715	$(50,534)	$(729)	130	$—	$36,457
Issuance of restricted common stock for services	5	—	—	—	—	(5)	—	—
Forfeiture of restricted common stock	(12)	—	—	—	—	12	—	—
Forfeiture of founder shares	(146)	(1)	1	—	—	146	—	—
Accretion on preferred stock	—	—	(1,525)	—	—	—	—	(1,525)
Stock-based compensation	—	—	213	—	—	—	—	213
Foreign currency translation	—	—	—	—	36	—	—	36
Net loss	—	—	—	(18,322)	—	—	—	(18,322)
Balance at September 30, 2015	4,292	$4	$86,404	$(68,856)	$(693)	283	$—	$16,859

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,609)	$(18,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity earnings of affiliate	(2,198)	(876)
Content amortization and royalties	23,152	36,355
Depreciation and amortization	3,167	3,819
Foreign currency exchange loss	900	1,102
Fair value adjustment of stock warrant and other derivative liabilities	3,406	(5,131)
Non-cash interest expense	1,512	2,516
Stock-based compensation expense	922	213
Loss on disposal of fixed assets	187	—
Dividends received from affiliate	1,701	1,729
Changes in assets and liabilities:
Accounts receivable, net	13,205	2,957
Inventories, net	4,034	1,339
Investments in content, net	(24,779)	(29,597)
Prepaid expenses and other assets	695	(389)
Accounts payable and accrued liabilities	(8,010)	(6,242)
Deferred revenue	(36)	(2,575)
Net cash provided by (used in) operating activities	249	(13,102)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,006)	(1,297)
Net cash used in investing activities	(1,006)	(1,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock and warrants	—	22,500
Repayment of senior debt	(2,100)	(11,837)
Payment of preferred stock and warrant issuance costs	—	(783)
Payment of senior debt modification costs	—	(450)
Net cash (used in) provided by financing activities	(2,100)	9,430
Effect of exchange rate changes on cash	(199)	114
NET DECREASE IN CASH:	(3,056)	(4,855)
Cash at beginning of period	4,530	6,662
Cash at end of period	$1,474	$1,807

See accompanying notes to consolidated financial statements.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012.  On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd.).  In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC.  “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted.  Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

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

Our Direct-to-Consumer segment includes the sale of video content directly to consumers through our proprietary subscription-based SVOD channels, such as Acorn TV and UMC (or Urban Movie Channel). We also sell video content and complementary merchandise in the U.K. through our proprietary ecommerce websites and catalogs.

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

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 has been prepared in accordance with

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S‑X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on April 15, 2016 (or 2015 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2015 Form 10-K contains a summary of our significant accounting policies. As of September 30, 2016, we have made no material changes to our significant accounting policies disclosed in our 2015 Form 10-K.

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

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments. The carrying amount of our debt under our senior credit agreement approximates fair value as the debt bears market rates of interest. The carrying amount of our subordinated debt, which includes accrued interest, is $1.1 million more than its fair value of $8.5 million as a result of its reduced interest rate from 12.0% to 1.5% for two years beginning January 1, 2015. The fair value of subordinated debt was determined by discounting future interest and principal payments by an estimated market rate of interest of 12.0%. This fair value assessment of our subordinated debt is a level 3 measurement as provided by Accounting Standards Codification (or ASC) 820, “Fair Value Measurements and Disclosures.”

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

Certain amounts reported previously in our consolidated financial statements have been reclassified or adjusted to be comparable with the classifications used for our 2016 consolidated financial statements. We are now reporting technology infrastructure costs associated with delivering our subscription-based SVOD channels within cost of sales as manufacturing and fulfillment. For the nine months ended September 30, 2015, we reclassified $1.3 million of these costs from selling expenses to cost of sales in our consolidated statement of operations. For the three months ended September 30, 2015, we reclassified $0.4 million of these costs from selling expenses to cost of sales.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncement

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. It provides guidance on eight specific cash flow issues. The accounting standard update will be effective for us on January 1, 2018, on a retrospective basis, although early adoption is permitted. We are currently evaluating the guidance and evaluating its impact on our consolidated financial statements.

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

Liquidity

For the nine months ended September 30, 2016 and 2015, we recognized a net loss of $17.6 million and $18.3 million, respectively, and we generated $0.2 million of cash from operating activities during the nine months ended September 30, 2016. At September 30, 2016, our cash balance was $1.5 million. At September 30, 2016, we had $60.7 million of term debt outstanding (see Note 7, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures to acquire new content that allows us to generate revenues and margins sufficient to meet our obligations.

In 2016, we have taken actions to improve our operating results and Adjusted EBITDA by exiting certain non-core operations that have been generating losses. During December 2015, we approved and started implementing a plan to close our Acacia catalog operations. The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to Universal (see our Discontinued Operations disclosure below). As of September 30, 2016, our U.S. catalog/ecommerce business has been fully transitioned to Universal, and as such we do not anticipate future losses from this line of business.

On October 14, 2016, we refinanced our senior debt and amended our preferred stock, subordinated notes payable and certain warrants (see Note 15, Subsequent Events). After repayment of our senior debt, including the payment of certain expenses, we received net proceeds of $8.5 million from this refinancing. In addition to providing us liquidity at closing, the new facility helps us address our liquidity constraints going forward in three ways: (1) it bears a substantially lower cash-interest rate, (2) except for a $5.0 million principal payment after one year, there are no required principal payments until the end of the fifth year, and (3) the

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

financial covenants have been reset to less restrictive levels reducing the potential need for an additional principal payment to remain in compliance.

We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Discontinued Operations

During December 2015, we committed to a plan to stop circulating our Acacia catalogs and to liquidate the catalog’s inventory. The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. On June 24, 2016, we entered into a licensing agreement to outsource our U.S. Acorn catalog and ecommerce business to Universal. Universal began selling Acorn video content during the third quarter of 2016.

Under the licensing agreement, Universal became the official, exclusive, direct-to-consumer seller of U.S. Acorn product. As such, Universal received the rights to the Acorn catalog and related website for an 18-month period, subject to certain automatic renewals. To facilitate the transfer of the catalog to Universal, we granted Universal access to the catalog’s customer list and the Acorn brand.  Going forward, we will also endeavor to provide Universal with an exclusivity period for new Acorn releases. Universal is responsible for all costs associated with their efforts.  On an annual basis, Universal will purchase from us a minimum of $1.2 million of inventory (Acorn video content) at pricing that is consistent with wholesale pricing. However, we have agreed to a one-time transfer of certain existing inventory to Universal at cost.  Further, we have been given meaningful consultation rights regarding sales prices listed in the catalog of Acorn content. Sales to Universal began during the third quarter of 2016.

In addition to purchasing inventory from us, Universal will also make a royalty payment to us for the various rights we have licensed. The royalty payment is not expected to be material. Further, all customer and marketing data obtained during the license period shall be jointly owned by both companies. During the three months ended September 30, 2016, our Wholesale segment recognized revenues of $0.2 million from its sale of inventory to Universal.

We consider the outsourcing of the U.S. Acorn catalog to be a major strategic shift in our business. Future revenues and gross margins from our outsourced operations will decrease. However, operating profits will increase as we have historically incurred significant selling expenses that will be eliminated. Upon circulating the last Acacia catalog and entering into the licensing agreement with Universal during the quarter ended June 30, 2016, we classified the U.S. catalog/ecommerce business (Acacia and U.S. Acorn catalogs) as discontinued operations. Prior to being classified as discontinued operations, these operations were included in the Direct-to-Consumer reporting segment. Going forward, our Direct-to-Consumer segment will consist of our proprietary subscription channels, which are Acorn TV, UMC and Acacia TV; and our U.K. direct-to-consumer Acorn catalog, which is immaterial.

Major classes of line items constituting loss from discontinued operations, net of income taxes are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues	$626	$6,586	$7,769	$16,324
Cost of Sales
Royalty expense	(40)	(124)	(195)	(439)
Manufacturing and fulfillment	(532)	(4,021)	(6,223)	(9,905)
Selling expenses	(129)	(3,284)	(2,280)	(8,279)
General and administrative expenses	(561)	(369)	(986)	(1,230)
Depreciation and amortization	(94)	(350)	(1,067)	(1,421)
Loss on disposal of fixed assets	(187)	—	(187)	—
Loss before provision for income taxes	(917)	(1,562)	(3,169)	(4,950)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of income taxes	$(917)	$(1,562)	$(3,169)	$(4,950)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

There are no income taxes allocable to the discontinued operations as the discontinued operations reside in the U.S. for which there is no tax provision as a result of the overall U.S. operating loss for tax purposes.

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations are:

	September 30,	December 31,
(In thousands)	2016	2015
Accounts receivable, net	$174	$1,111
Inventories, net	—	2,417
Prepaid expenses and other assets	125	1,136
Property, equipment and improvements, net	—	670
Other intangible assets, net	—	1,536
Total assets of discontinued operations	$299	$6,870

Accounts payable and accrued liabilities	$1,423	$6,863
Deferred revenue	—	697
Total liabilities of discontinued operations	$1,423	$7,560

During the quarter ended June 30, 2016, we assessed the remaining useful lives of property, equipment and improvements and other intangible assets held by the discontinued operations. As a result, we recorded accelerated depreciation and amortization of $0.3 million during the second quarter of 2016. Because Universal is licensing our customer list, for which we retained a shared ownership, we made no changes as to how we are amortizing our other intangible assets.

On June 28, 2016, we provided lay-off notices to our U.S. catalog/ecommerce business employees and recorded a severance charge of $0.1 million. To receive their severance benefits, a number of employees were required to provide services through October 2016. For those employees, we accrued additional severance of $0.2 million during the quarter ending September 30, 2016.

In September 2016, we vacated our office space in Minnesota. Our lease in Minnesota requires us to make average monthly payments of $12,500 through June 2022. We subleased our office space effective October 1, 2016. As a result we incurred a loss on this sublease of $0.2 million primarily pertaining to leasehold improvements and other fixed assets we provided to the subtenant for no additional consideration.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Operating and investing cash flows of the discontinued operations are as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,169)	$(4,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty expense	195	439
Depreciation and amortization	1,067	1,421
Loss on disposal of assets	187	—
Stock-based compensation expense	35	3
Changes in assets and liabilities:
Accounts receivable, net	937	241
Inventories, net	2,417	(450)
Investments in content, net	(195)	(439)
Prepaid expenses and other assets	1,011	(46)
Accounts payable and accrued liabilities	(5,635)	(1,960)
Deferred revenue	(697)	327
Net cash used in operating activities	$(3,847)	$(5,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(4)	$(725)
Net cash used in investing activities	$(4)	$(725)

By classifying our U.S. catalog/ecommerce business as discontinued operations our reported revenues from continuing operations and the per-share amounts were impacted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2016	2015	2016	2015
Revenues – from continuing operations – as reported	$18,351	$25,963	$51,882	$66,454
Revenues – discontinued operations	626	6,586	7,769	16,324
Revenues – without discontinued operations classification	$18,977	$32,549	$59,651	$82,778

Basic and Diluted Revenues per Common Share - Unrestricted and Restricted:
As reported	$3.95	$6.09	$11.62	$15.66
Without discontinued operations classification	$4.09	$7.63	$13.37	$19.51

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

The following tables summarize the segment contribution for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$17	$13,600	$4,734	$—	$18,351
Operating costs and expenses	11	(12,653)	(2,829)	(2,445)	(17,916)
Depreciation and amortization	(33)	(506)	(174)	(118)	(831)
Share in ACL earnings	990	—	—	—	990
Segment contribution (loss)	$985	$441	$1,731	$(2,563)	$594

	Three Months Ended September 30, 2015
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$2,046	$21,545	$2,372	$—	$25,963
Operating costs and expenses	(1,330)	(17,892)	(2,887)	(2,972)	(25,081)
Depreciation and amortization	(44)	(650)	(260)	(140)	(1,094)
Share in ACL earnings	188	—	—	—	188
Segment contribution (loss)	$860	$3,003	$(775)	$(3,112)	$(24)

The following tables summarize the segment contribution for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$43	$39,492	$12,347	$—	$51,882
Operating costs and expenses	(225)	(38,893)	(8,143)	(8,172)	(55,433)
Depreciation and amortization	(103)	(1,163)	(478)	(356)	(2,100)
Share in ACL earnings	2,198	—	—	—	2,198
Segment contribution (loss)	$1,913	$(564)	$3,726	$(8,528)	$(3,453)

	Nine Months Ended September 30, 2015
(In thousands)	IP Licensing	Wholesale	Direct-to- Consumer	Corporate	Total
Revenues	$2,504	$57,325	$6,625	$—	$66,454
Operating costs and expenses	(1,883)	(55,371)	(7,909)	(8,497)	(73,660)
Depreciation and amortization	(105)	(1,373)	(546)	(374)	(2,398)
Share in ACL earnings	876	—	—	—	876
Segment contribution (loss)	$1,392	$581	$(1,830)	$(8,871)	$(8,728)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment contribution (loss) to income (loss) from continuing operations before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Total segment loss	$594	$(24)	$(3,453)	$(8,728)
Interest expense, net	(2,222)	(2,223)	(6,617)	(7,747)
Change in fair value of stock warrants and other derivatives	(1,222)	(2,506)	(3,406)	5,131
Other income (expense)	(42)	(782)	(772)	(1,397)
Income (Loss) from continuing operations before provision for income taxes	$(2,892)	$(5,535)	$(14,248)	$(12,741)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
IP Licensing	$20,577	$22,707
Wholesale	101,360	112,066
Direct-to-Consumer (including assets of discontinued operations of $299 and $6,870 as of September 30, 2016 and December 31, 2015, respectively)	6,438	10,514
Corporate	2,834	5,341
	$131,209	$150,628

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues	$3,506	$11,907	$14,357	$16,546
Film cost amortization	(431)	(9,891)	(6,056)	(10,787)
General, administrative and other expenses	(961)	(1,270)	(3,131)	(3,110)
Income from operations	$2,114	$746	$5,170	$2,649
Net income	$1,693	$580	$4,142	$2,085

ACL's functional currency is the British Pound Sterling (the Pound). Amounts have been translated from the Pound to U.S. dollar using the average exchange rate for the periods presented.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable are primarily derived from: (1) the sale of physical content (DVDs) to retailers and wholesale distributors who ship to mass retail, (2) direct-to-consumer, ecommerce, catalog and download-to-own sales and (3) video content we license to broadcast, cable/satellite providers and digital subscription platforms like Netflix and Amazon. Our accounts receivable typically trends with retail seasonality.

	September 30,	December 31,
(In thousands)	2016	2015
Wholesale	$13,260	$30,663
IP Licensing	—	—
Direct-to-Consumer	1,721	160
Accounts receivable before allowances and reserves	14,981	30,823
Less: reserve for returns	(3,686)	(6,677)
Less: allowance for doubtful accounts	(32)	(260)
Accounts receivable, net	$11,263	$23,886

Wholesale receivables are partially billed and collected by our U.S. distribution facilitation partner. Each month, our distribution partner preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and our distribution partner. Amounts vary and tend to be seasonal following our sales activity. As of September 30, 2016, we owed our distribution partner $7.2 million for receivables settled at quarter end. As of December 31, 2015, our distribution partner owed us $0.8 million for receivables settled as of year‑end.

The wholesale receivables are reported net of amounts we owe to our distribution partner as these amounts are offset against each other when settling receivables in accordance with the contract. As of September 30, 2016, the net payables due to our wholesale distribution partner were $2.7 million, which is included in accounts payable and accrued liabilities. As of December 31, 2015, the net wholesale receivables with our distribution partner were $11.1 million, which is included in accounts receivable.

Our Direct-to-Consumer receivable represents amounts due to us from distributors of our proprietary digital streaming channels and from merchant banks related to our credit card transactions processed as of period end.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 5. INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Packaged discs	$6,022	$7,557
Packaging materials	519	753
Other merchandise	5	15
Inventories, net	$6,546	$8,325

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $10.1 million as of September 30, 2016 and $11.4 million as of December 31, 2015. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the nine months ended September 30, 2016 and 2015, we recorded impairment charges of $1.8 million and $1.4 million, respectively. During the three months ended September 30, 2016 and 2015, we recorded impairment charges of $0.6 million and $0.3 million, respectively. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6. INVESTMENTS IN CONTENT

	September 30,	December 31,
(In thousands)	2016	2015
Released	$50,297	$53,378
Completed, not released	10,602	5,936
In-production	5,674	1,093
Investments in content, net	$66,573	$60,407

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. For the three months ended September 30, 2016 and 2015, impairment charges were $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2016 and 2015, impairment charges were $2.1 million and $2.7 million, respectively. These charges are included in cost of sales as part of content amortization and royalties.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 7. DEBT

On October 14, 2016, we refinanced our debt (see Note 15, Subsequent Events). As of September 30, 2016, our debt consists of the following:

	Maturity	Interest	September 30,	December 31,
(In thousands)	Date	Rate	2016	2015
Senior secured term notes	September 11, 2019	LIBOR + 10.64%	$54,838	$56,938
Less: Debt discounts and debt issuance costs			(2,794)	(4,234)
Total senior secured term notes, net of discounts and debt issuance costs			52,044	52,704
Subordinated notes payable to prior Image shareholders	October 3, 2018	1.5% through 2016 then 12.0%	8,618	8,546
Debt, net of discounts and debt issuance costs			$60,662	$61,250

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

Financial covenants include the following:

	December 31, 2015	September 30, 2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.03 : 1.00	3.46 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.06 : 1.00	4.43 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.20 : 1.00	1.32 : 1.00	1.59 : 1.00

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

Subordinated Notes Payable

On October 14, 2016, we modified our subordinated promissory notes (see Note 15, Subsequent Events). As of September 30, 2016, our subordinated promissory notes consist of the following.

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

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Redeemable Convertible Preferred Stock and 2015 Warrants

On October 14, 2016, we amended certain terms of both our redeemable convertible preferred stock and the warrants that were issued in 2015 (see Note 15, Subsequent Events). As of September 30, 2016, our preferred stock and warrant terms were as follows.

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 3,104,625 shares of common stock (the 2015 Warrants) for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 1,650,000 shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our Credit Agreement and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

The preferred stock had the following rights and preferences:

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method over a period of time beginning from the issuance on May 20, 2015 to the required redemption date of May 20, 2020. During the nine months ended September 30, 2016, we recorded accretion of $3.8 million and we have cumulative preferred dividends of $3.5 million (or $115.40 per share of preferred stock). During the nine months ended September 30, 2015, we recorded accretion of $1.5 million and cumulative preferred dividends were $0.9 million (or $29.69 per share of preferred stock).

The 2015 Warrants issued with the preferred stock have a term of five years and an exercise price of $4.50 per share. The exercise price is subject to standard anti-dilution protection including adjustments for offerings consummated at a per-share price of less than $4.50 per common share. Additionally, if we were to consummate certain fundamental transactions, such as a business combination or other change-in-control transactions, the warrant holders may require, under certain conditions, that we repurchase the warrants with cash equal to the warrants’ then fair value as determined using the Black Scholes valuation model.

On July 9, 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the 2015 Warrants. The registration statement was declared effective in July 2015. We will use our best efforts to keep the registration statement effective. If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million.

During the third quarter of 2016, two preferred shareholders converted a total of 849 shares of preferred stock and $0.1 million of accreted dividends into 312,012 shares of common stock.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Restricted Stock-Based Compensation Grants

Compensation expense relating to our restricted stock-based grants for the three months ended September 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively. Compensation expense relating to our restricted stock-based grants for the nine months ended September 30, 2016 and 2015 was $0.9 million and $0.2 million, respectively. Compensation expense related to restricted stock-based grants is included in general and administrative expenses.

During the nine months ended September 30, 2016, 418,805 shares of restricted stock-based awards were granted, 192,501 shares vested and 6,231 shares were forfeited based upon the failure to achieve the 2015 performance criteria. Of the shares granted, we issued 216,982 shares of restricted stock awards to executive officers and directors and 201,823 shares of restricted stock units to employees. The shares were fair valued on the date of grant at $1.92 per share for a total value of $0.8 million, which will be expensed over the vesting period as a component of general and administrative expenses. The restricted stock awards will vest over a three-year period for executive officers and a one-year period for directors. The restricted stock units will vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria.

During the nine months ended September 30, 2015, 5,046 shares of restricted stock-based awards were granted to a director, 54,313 shares vested and 12,030 shares of restricted stock were forfeited. The shares granted during 2015 were fair valued, on the date of grant, using our publicly traded stock price of $2.28 per share. Of the shares forfeited, 9,545 shares of restricted stock were forfeited based on the failure to achieve the 2014 performance criteria and the remainder of the forfeitures were due to employee terminations. A summary of the activity since December 31, 2015 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at December 31, 2015	436	$2.48	6	$16.36
Granted	419	$1.92	—	$—
Vested	(193)	$2.52	—	$—
Forfeited	—	$—	(6)	$16.36
Non-vested shares at September 30, 2016	662	$2.11	—	$—

As of September 30, 2016, there was $0.7 million of unamortized compensation that is expected to be expensed ratably over the remaining weighted-average vesting period of 11.7 months, with $0.4 million to be recognized in the next 12 months.

NOTE 9. STOCK WARRANTS

On October 14, 2016, we amended certain terms of the 2015 Warrants (see Note 15, Subsequent Events). As of September 30, 2016, our warrants outstanding to purchase shares of common stock are as follows:

	September 30, 2016
(In thousands, except per share data)	Shares	Exercise Price	Remaining Life
2012 Warrants:
Registered warrants	5,125	$36.00	1.0 year
Sponsor warrants	1,272	$36.00	1.0 year
Unregistered warrants	617	$36.00	1.0 year
2015 Warrants:
Unregistered warrants	3,105	$4.50	3.6 years
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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

reorganization and how many years after the Business Combination reorganization is consummated. Generally, the reduction in exercise price would be between $18.00 and $27.00 assuming no additional consideration was received.

On May 20, 2015, we issued the 2015 Warrants to acquire 3.1 million shares of our common stock. The terms are described in Note 8, Redeemable Convertible Preferred Stock and Equity.

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

We have 2012 Warrants to purchase 5,125,000 shares of our common stock, which are registered under the Securities Act and are available for trading on the over-the-counter market. Since the first quarter of 2014, there has been a lack of trading activity for the registered warrants, and as such, when assessing their fair value we transferred them from Level 1 to Level 3 within the fair-value hierarchy. We determine the fair value of the registered warrants using a Monte Carlo simulation model. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant, the redemption feature, the exercise price, and assumptions for the reduction in exercise price if we were to reorganize as a private company), the risk-free interest rate, and a discount for the lack of marketability (DLOM) pertaining to the underlying common stock as the shares acquirable are not registered. We use the closing market price of our common stock to compute stock volatility. The DLOM is determined using the Finnerty Average-Strike Put Option Marketability Discount Model (Finnerty Model), which takes into consideration the discount period, stock dividend rates, and stock volatility. We used a DLOM rate of 22.0% as of September 30, 2016 and 19.0% as of December 31, 2015. Assumptions regarding adjustments to the exercise price are based on management’s best estimates of the likelihood of reorganizing as a private company and the amount of the resulting exercise-price adjustment.

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

The unregistered 2012 Warrants differ from the registered warrants in that they have not been registered under the Securities Act and are not available for trading. We determine the fair value of these warrants by taking the fair value of a registered warrant and discounting it using the Finnerty Model for the lack of marketability as these warrants are not registered. We used a DLOM rate of 22.0% as of September 30, 2016 and 25.0% as of December 31, 2015.

The 2012 Warrants decreased in fair value from $36,000 as of December 31, 2015 to $34,000 as of September 30, 2016.

We are using the lattice model to value the 2015 Warrants, which are classified as Level 3 within the fair-value hierarchy. Inputs to the model are stock volatility, contractual warrant terms (which are remaining life of the warrant and the exercise price), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction. We use the closing market price of our common stock to compute stock volatility. The 2015 Warrants increased in fair value from $2.2 million as of December 31, 2015 to $3.2 million as of September 30, 2016.

We are using the lattice model to value the preferred stock’s embedded conversion feature, which is classified as Level 3 within the fair-value hierarchy. Inputs to the model are stock volatility, contractual terms (which are remaining life of the conversion option and the conversion rate), the risk-free interest rate and management’s assessment of the likelihood of doing a down-round transaction. We use the closing market price of our common stock to compute stock volatility. The fair value of the embedded conversion feature increased from $8.4 million as of December 31, 2015 to $10.5 million as of September 30, 2016.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

	September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$3,263	$3,263
Embedded conversion feature	$—	$—	$10,525	$10,525

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$2,252	$2,252
Embedded conversion feature	$—	$—	$8,426	$8,426

The following tables include a roll-forward of our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252
Change in fair value	—	—	1,011	1,011
Stock warrants at September 30, 2016	$—	$—	$3,263	$3,263

	Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426
Change in fair value	—	—	2,395	2,395
Amount reclassified to equity upon conversion	—	—	(296)	(296)
Embedded conversion feature at September 30, 2016	$—	$—	$10,525	$10,525

	Nine Months Ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrant and other derivative liabilities at December 31, 2014	$—	$—	$601	$601
Issuance of warrants and other derivatives	—	—	11,450	11,450
Change in fair value	—	—	(5,131)	(5,131)
Stock warrant and other derivative liabilities at September 30, 2015	$—	$—	$6,920	$6,920

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. Our non-recurring fair value measurement information of assets and liabilities is classified in the tables below:

	Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$598	$598	$2,062

	Nine Months Ended September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$3,504	$3,504	$2,730

During the nine months ended September 30, 2016 and 2015, the investments in content were impaired by $2.1 million and $2.7 million, respectively. In determining the fair value of our investments in content, we employ a DCF methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11. NET INCOME (LOSS) PER COMMON SHARE

We have outstanding warrants to acquire 10,118,514 shares of common stock that are not included in the computation of diluted net income (loss) per common share as the effect would be anti-dilutive because their exercise prices, which range from $4.50 to $36.00 per share, exceed the fair value of our common stock.

During periods of reported net losses from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the three and nine months ended September 30, 2016, we had weighted average, compensatory restricted shares of 517,000 and 399,000, respectively, that were not included in the computation of basic and diluted net loss per common share. For the three and nine months ended September 30, 2015, we had 26,000 and 54,000 weighted average compensatory, restricted shares of common stock that were not included in the computation of basic or diluted net loss per common share. For the nine months ended September 30, 2015, we had weighted average outstanding shares of approximately 16,000 which were held by founding shareholders and forfeited in January 2015 that were not included in the computation of basic or diluted net loss per common share.

When dilutive, we include in our computation of diluted income (loss) per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the three and nine months ended September 30, 2016, we excluded approximately 11,228,000 shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive. For this same reason, we excluded 10,656,000 shares for the three and nine months ended September 30, 2015.

NOTE 12. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash paid during the period for:
Interest	$4,911	$6,321
Income taxes	$35	$140
Non-cash investing and financing activities:
Subordinated notes payable exchanged for preferred stock and warrants	$—	$8,546
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$832	$—
Interest payable on subordinated notes converted to principal	$72	$—
Accretion on preferred stock	$3,763	$1,525
Preferred stock and derivative liability converted into common stock	$1,232	$—
Preferred stock issuance costs accrued for in accounts payable and accrued liabilities	$—	$95
Capital expenditures accrued for in accounts payable and accrued liabilities	$357	$5

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

NOTE 14. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

We charged ACL overhead and personnel costs for the three months ended September 30, 2016 and 2015, of approximately $21,000 and $74,000, respectively, and for the nine months ended September 30, 2016 and 2015, of approximately $0.1 million and $1.0 million, respectively. Amounts were recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations. During 2015, ACL began incurring most of their personnel and related support costs directly as opposed to these costs being incurred by us and then charged to ACL.

ACL paid dividends to RLJE Ltd. of $1.7 million during the nine months ended September 30, 2016 and $1.7 million during the nine months ended September 30, 2015. We record dividends received as a reduction to the ACL investment account. There were no dividends received during the three-month periods ended September 30, 2016 and 2015.

We have advanced ACL $2.6 million for distribution rights for Partners in Crime. During the third quarter of 2015, we received the title from ACL and began distributing it with third parties. For the nine months ended September 30, 2016, we recognized content amortization and royalty expense of $0.1 million; and $1.3 million for the three and nine months ended September 30, 2015. This amortization is included in our cost of sales as content amortization and royalties. As of September 30, 2016, our remaining unamortized content advance is $1.2 million.

During 2015, we paid $120,000 of the $300,000 advance due to ACL for distribution rights for And Then There Were None. The remaining advance was paid in February 2016. For the three and nine months ended September 30, 2016, we recognized content amortization and royalty expense of $86,000 and $226,000, respectively, which is included in our cost of sales as content amortization and royalties. There was no content amortization and royalty expense recognized in 2015 as the title was not released until 2016. As of September 30, 2016, our remaining unamortized content advance is $74,000.

During the third quarter of 2016, we advanced ACL $0.4 million for distribution rights for The Witness for the Prosecution. There has been no amortization or royalty expense recognized in 2016 as the title is scheduled to be released in 2017.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia. As of September 30, 2016, Acorn Media had lent its U.K. subsidiaries approximately $7.3 million and its Australian subsidiary approximately $3.2 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the Pound and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended September 30, 2016, we recognized foreign currency losses of $0.1 million and during the three months ended September 30, 2015 we recognized foreign currency losses of $0.8 million. During the nine months ended September 30, 2016, we recognized foreign currency losses of $0.9 million and during the nine months ended September 30, 2015, we recognized foreign currency losses of $1.1 million.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Sale of Preferred Stock and Warrants

On May 20, 2015, certain present and former board members and their affiliate companies, including RLJ SPAC Acquisition, LLC, purchased 16,500 shares of preferred stock and warrants to acquire 1,650,000 share of common stock from us for $16.5 million.

NOTE 15. SUBSEQUENT EVENTS

AMC Transaction

On October 14, 2016, we entered into a $65.0 million Credit and Guaranty Agreement (the AMC Credit Agreement) with Digital Entertainment Holdings LLC, a wholly owned subsidiary of AMC Networks Inc. (or AMC). Of the proceeds received, $55.1 million was used to repay in full our previous Credit Agreement, including accrued interest for October of $0.2 million, and approximately $1.4 million was used to pay costs incurred, including $0.8 million paid to the prior lenders as a prepayment penalty. After deducting costs incurred, we received net proceeds of approximately $8.5 million.

When repaying the prior Credit Agreement during October 2016, we recognized a loss on extinguishment of debt of $3.5 million, which consisted of the $0.8 million prepayment penalty and $2.7 million of unamortized debt discounts and debt issuance costs.

AMC Credit Agreement

The AMC Credit Agreement consists of (i) a term loan tranche in the principal amount of $5.0 million (or Tranche A Loan) with a maturity date of one year, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest is payable quarterly whereby 4.0% is payable in cash and the balance is payable in shares of our common stock determined using a per-share value of $3.00 per share. The loan is secured by a lien on substantially all of our consolidated assets.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuances or the exercise of the AMC Warrants (see below). We may also make voluntary prepayments. Prepayments of the Tranche B Loan under the AMC Credit Agreement (whether voluntary or mandatory) are subject to a prepayment premium of 3% if principal is prepaid on or prior to October 14, 2018, and 1.5% if principal is prepaid after October 14, 2018 but on or prior to October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019.

The Credit Agreement contains certain financial and non-financial covenants. Financial covenants are assessed annually and are based on Consolidated Adjusted EBITDA, as defined in the AMC Credit Agreement. Financial covenants vary by fiscal year and generally become more restrictive over time.

Below is a summary of the financial covenants under the AMC Credit Agreement:

	Fiscal Year Ending December 31, 2016	Fiscal Year Ending December 31, 2017	Fiscal Year Ending December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	6.00 : 1.00	5.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.75 : 1.00	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

We are also obligated to maintain a minimum cash balance on any day of any fiscal year. We must maintain $1.0 million in cash on a daily basis for fiscal year 2016, $2.0 million in cash for fiscal year 2017 and $3.5 million in cash for fiscal year 2018 and all fiscal years thereafter during the term of the AMC Credit Agreement.

The AMC Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

defaults to certain other contracts, and indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the AMC Credit Agreement.

The AMC Credit Agreement imposes restrictions on items such as encumbrances and liens, payments of dividends, incurrence or payment of other indebtedness, stock repurchases, and capital lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.

AMC Warrants

Concurrent with entering into the AMC Credit Agreement, we also issued AMC three warrants (the AMC Warrants) to acquire shares of our common stock at $3.00 per share. The first warrant is for 5.0 million shares of common stock and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions, and may be exercised on a non-cash basis at AMC’s discretion.

The third warrant contains a provision that may increase the number of shares acquirable upon exercising, for no additional consideration payable by AMC, such that the number of shares acquirable upon exercise is equal to the sum of (i) at least 50.1% of our then outstanding shares of common stock, determined on a fully diluted basis, less (ii) 15.0 million shares. This provision provides AMC the ability to acquire at least 50.1% of our common stock for $60.0 million, provided that all warrants are exercised and AMC elects not to exercise on a non-cash basis. The third warrant with this guaranteed provision will be accounted for a derivative liability.  The other two warrants will be accounted for within shareholders’ equity (deficit).

Amendments to our Preferred Stock and 2015 Warrants and our Subordinated Promissory Notes

Concurrent with closing the AMC Credit Agreement, we also amended our preferred stock, 2015 Warrants and subordinated debt as follows.

Preferred Stock and 2015 Warrants

The amendments to the preferred stock and 2015 Warrants were consummated upon an exchange by the preferred stockholders of their existing preferred shares and warrants for replacement shares and warrants that have slightly different terms as follows:

•

Dividends. Under the terms of the existing preferred stock, we may pay the required dividends in cash, or if we satisfy certain conditions upon the issuance of equity, in shares of common stock. The new preferred stock provides that, if we are not permitted to pay a required dividend on the preferred stock due to our failure to meet the conditions for the issuance of equity, we will be permitted to accrue the value of the dividend and add it to the stated value of the new preferred stock.

•

Redemption Rate. The conversion rate of the existing preferred stock is set at the lower of (a) $3.00 per share (as adjusted for our June 24, 2016 reverse stock split) and 85% of the five-day average of the volume-weighted average price for the five trading days preceding conversion. For all but 16.5 million shares of preferred stock, a conversion rate floor of $0.50 was added to the new preferred stock. (A conversion rate floor of $2.49 remains unchanged for 16.5 million shares of preferred stock.)

•

Redemption at the Maturity Date. Under the terms of the existing preferred stock, if we fail to meet certain conditions with respect to the issuance of equity, it is not permitted to settle the maturity redemption obligation by the issuance of shares of common stock. The new preferred stock permits us, in any event, to settle the preferred stock upon maturity with shares of common stock, but if an equity condition failure has occurred, we will pay a penalty equal to 20% of the maturity redemption price, payable in cash or in shares of common stock. If we elect to pay this penalty in shares of common stock, the number of shares will be determined by dividing the penalty amount by the market price of shares as of the maturity date, subject to a $0.50 per share floor.

•

Fundamental Transactions. The terms of the existing preferred stock provide that we may be required to redeem the preferred stock for cash following the occurrence of certain fundamental transactions involving the acquisition of the Company or a controlling interest in the Company. The new preferred stock limits the definition of fundamental transactions to transactions approved by the Company.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

•

Anti-Dilution. The terms of the existing preferred stock currently provide that if we issue or agree to issue any shares of our common stock in a down round, as defined, the conversion price of the preferred stock will be reduced to the issuance price with respect to such issuance. The new preferred stock provides that the conversion price (and shares subject to the preferred stock) is only adjusted for upon the occurrence of a dilutive issuance (which is when shares are issued below fair value), and any adjustments shall only compensate for the dilution incurred by such issuance.

•	The anti-dilution and redemption provisions of the new warrants held by the preferred stockholders conform to the terms of the new preferred stock.
•

Because of the AMC transaction and the existing terms of the 2015 Warrants, the warrant exercise price was reduced from $4.50 down to $3.00; however, the exercise price was further reduced down to $1.50 for warrants to acquire 1,454,624 shares of common stock, and down to $2.37 for warrants to acquire 150,000 shares of common stock.

Subordinated Promissory Notes

In connection with the AMC transaction, the Subordinated Note Holders agreed to waive and/or amend certain provisions of the subordinated promissory notes. The Subordinated Note Holders agreed to consent to the AMC transaction and waive any existing events of default or any right to exercise remedies upon a change in control of the Company in connection with the issuance or subsequent exercise of the AMC Warrants. The payment terms of the subordinated promissory notes were amended such that 25% of the outstanding principal amount is due at the end of the quarters ending September 2017, December 2017 and March 2018, with the remaining outstanding principal due on the maturity date of the subordinated promissory notes, which is July 31, 2018, instead of the entire principal amount being due upon maturity of the subordinated promissory notes. As of September 30, 2016, the subordinated promissory notes had an aggregate outstanding principal balance of $8.6 million.

Future minimum principal payments of our debt, based on the new and amended terms are as follows:

		Subordinated
(In thousands)	Senior Notes	Notes	Total
2016	$—	$—	$—
2017	5,000	4,309	9,309
2018	—	4,309	4,309
2019	—	—	—
2020	—	—	—
2021	15,000	—	15,000
Thereafter	45,000	—	45,000
	$65,000	$8,618	$73,618

Shareholders’ Equity (Deficit)

Based upon the completion of the AMC transaction on October 14, 2016, and the exchange of the preferred stock and 2015 warrants, our preliminary assessment is that our shareholders’ deficit will improve by approximately $53.0 million. The improvement results from (1) the reclassification of our stock warrant and other derivative liabilities to shareholders’ equity and (2) certain proceeds from the AMC transaction that will be recorded within shareholders’ equity.

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

OVERVIEW

General

RLJ Entertainment, Inc. (or RLJE) is a global entertainment company with a direct presence in North America, the United Kingdom (or U.K.) and Australia and strategic sublicense and distribution relationships covering Europe, Asia and Latin America. RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.” Acorn Media includes its subsidiaries RLJE International Ltd (or RLJE U.K.), RLJ Entertainment Australia Pty Ltd. (or RLJE Australia) and RLJ Entertainment Ltd (or RLJE Ltd). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries, unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland with an additional U.S. location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

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

We exploit our products through a multi-channel strategy encompassing (1) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, RLJE Ltd, and our 64%-owned subsidiary, ACL, (IP Licensing segment); (2) wholesale exploitation through partners covering broadcast and cable, digital, online, and retail outlets (Wholesale segment); and (3) direct relations with consumers primarily via proprietary SVOD channels (Direct-to-Consumer segment).

RLJE Ltd manages and develops our intellectual property rights on British drama and mysteries. Our owned content includes 28 Foyle’s War made-for-TV films; multiple instructional Acacia titles; and through our 64% ownership interest of ACL, the vast majority of the Agatha Christie library. ACL is home to some of the world’s greatest works of mystery fiction, including Murder on the Orient Express and Death on the Nile, and includes all development rights to iconic sleuths such as Hercule Poirot and Miss Marple. The Agatha Christie library includes a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 made-for-television films. In the third quarter of 2014, ACL published its first book, The Monogram Murders, since the death of Agatha Christie. In September 2016, ACL released its second book, Closed Casket.

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

Our Direct-to-Consumer segment primarily includes our proprietary SVOD channels, such as Acorn TV and UMC. As of September 30, 2016, Acorn TV had over 375,000 paying subscribers. We expect the subscriber base to continue to grow in 2016 for our subscription-based digital channels as we add more exclusive content.

RLJE’s management views our operations based on these three distinctive reporting segments: (1) IP Licensing; (2) Wholesale; and (3) Direct-to-Consumer. Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information. The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide. Our Wholesale and Direct-to-Consumer segments consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast, DVD, Blu‑ray and digital (which include VOD, SVOD, streaming and downloading). We also sublicense certain distribution rights to others to cover territories outside the U.S., the U.K., and Australia. The Wholesale segment exploits content through third-party vendors such as Amazon, Best Buy, BET, Costco, DirecTV, Netflix, Showtime, Target and Walmart, while the Direct-to-Consumer segment exploits the same content and complementary merchandise directly to consumers through our proprietary SVOD channels and our U.K. ecommerce websites and catalogs.

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (Universal) whereby Universal took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During quarter ended June 30, 2016, we also electronically distributed our last Acacia catalogs. As a result of these actions, we have classified the U.S. catalog/ecommerce business as discontinued operations. During 2015 and the first quarter of 2016, these businesses were included in our Direct-to-Consumer segment.

HIGHLIGHTS

Highlights and significant events for the three months ended September 30, 2016 and 2015 are as follows:

•	The Acorn TV paid subscriber base increased 124.6% from 167,000 as of September 30, 2015, to 375,000 as of September 30, 2016.
•

Revenues from our Direct-to-Consumer segment, which primarily consists of our proprietary SVOD channels, increased 99.6% to $4.7 million. After costs of sales and operating expenses, our Direct-to-Consumer segment contributed $1.7 million of income from continuing operations for the current period compared to a loss from continuing operations of $0.8 million for the same period last year.

•

Total revenues declined 29.3% to $18.4 million. The decrease was driven by a decrease in our Wholesale and IP Licensing revenues resulting from us having fewer releases. Despite lower revenues, gross profit remained relatively consistent only decreasing by 7.4% to $7.0 million.

•

Gross margin increased to 38.4% compared to 29.3% during the same period last year.  This improvement in gross margin is primarily attributable to the growth of our proprietary SVOD channels, which deliver a higher profit margin.

•

Our loss from continuing operations was $0.4 million, a slight increase from $0.2 million for the same period last year. The increase in loss from continuing operations was a result of lower sales, partially offset by improved gross margin and slightly lower operating expenses.

•

Adjusted EBITDA declined by $0.8 million to a net earnings of $2.2 million. The decline is due to relatively higher investments in content during a period of lower revenues and lower content amortization.

Highlights and significant events for the nine months ended September 30, 2016 and 2015 are as follows:

•

Revenues from our Direct-to-Consumer segment, which primarily consists of our proprietary SVOD channels, increased 86.4% to $12.3 million. After costs of sales and operating expenses, our Direct-to-Consumer segment contributed $3.7 million of income from continuing operations for the current period compared to a loss from continuing operations of $1.8 million for the same period last year.

•

Total revenues declined 21.9% to $51.9 million. The decrease was driven by a decrease in our Wholesale and IP Licensing revenues resulting from us having fewer releases. Despite lower revenues, gross profit increased by 17.1% to $16.9 million.

•

Gross margin increased to 32.6% compared to 21.7% during the same period last year. This improvement in gross margin is primarily attributable to the growth of our proprietary SVOD channels, which deliver a higher profit margin.

•

Selling, general and administrative expenses (or SG&A) decreased by 6.2%, which is primarily attributable to a $1.2 million decrease in selling expenses. This decrease is due to lower revenues and lower theatrical-release expenses.

•	Our loss from continuing operations improved by $4.0 million due to our improved gross margin and lower selling expenses.
•

Adjusted EBITDA declined by $3.1 million to a loss of $1.6 million. The decline is due to relatively higher cash investments in content during a period of lower revenues and lower content amortization.

•

Cash flows from operations improved by $13.4 million, to a $0.2 million source of cash for the nine months ended September 30, 2016 compared to a use of cash of $13.1 million for the same period last year.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and nine months ended September 30, 2016 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

A summary of our results of operations for the three and nine months ended September 30, 2016 and 2015, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues	$18,351	$25,963	$51,882	$66,454
Costs of sales	11,312	18,363	34,988	52,028
Gross profit	7,039	7,600	16,894	14,426
Operating expenses	7,435	7,812	22,545	24,030
Loss from continuing operations	(396)	(212)	(5,651)	(9,604)
Equity in earnings of affiliate	990	188	2,198	876
Interest expense, net	(2,222)	(2,223)	(6,617)	(7,747)
Change in fair value of stock warrants and other derivatives	(1,222)	(2,506)	(3,406)	5,131
Other expense	(42)	(782)	(772)	(1,397)
Provision for income taxes	(151)	(49)	(192)	(631)
Loss from continuing operations, net of income taxes	(3,043)	(5,584)	(14,440)	(13,372)
Loss from discontinued operations, net of income taxes	(917)	(1,562)	(3,169)	(4,950)
Net loss	$(3,960)	$(7,146)	$(17,609)	$(18,322)

Revenues

A summary of net revenues by segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Wholesale:
U.S.	$11,439	$19,110	$32,786	$47,826
International	2,161	2,435	6,706	9,499
Total Wholesale	13,600	21,545	39,492	57,325
Direct-to-Consumer:
Proprietary Digital Channels	4,384	1,965	11,053	5,182
International Ecommerce	350	407	1,294	1,443
Total Direct-to-Consumer	4,734	2,372	12,347	6,625
Intellectual Property	17	2,046	43	2,504
Total revenues	$18,351	$25,963	$51,882	$66,454

Revenues decreased $7.6 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease in revenues is driven by our Wholesale and IP licensing segments, which declined by $7.9 million and $2.0 million, respectively. These decreases were partially offset by a $2.4 million increase in revenues from our Direct-to-Consumer segment. Our

Wholesale segment’s revenue decline is attributable to a $7.7 million decrease in U.S. revenues, which declined due to us having more content released last year during the third quarter compared to the third quarter this year. Our Wholesale segment’s revenues were also down due to a decline in demand for DVDs as more digital programming becomes available on demand. This has also resulted in an increase in our sales returns. The decline in our IP Licensing revenues was due to our release of a new ACL title last year, Partners in Crime, with no similar release this year. The increase in revenues in our Direct-to-Consumer segment is attributable to a $2.4 million increase in revenues from our propriety digital channels, representing an increase of 123.1% primarily resulting from the growth in subscribers to our Acorn TV channel.

Revenues decreased $14.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in revenues is driven by our Wholesale segment, which declined by $17.8 million. The decrease was partially offset by a $5.7 million increase in revenues from our Direct-to-Consumer segment. Our Wholesale segment’s revenue decline is attributable to decreases in U.S. revenues of $15.0 million and decreases in international revenues of $2.8 million. Wholesale segment’s revenues decreased because of less content being released during the current period compared to the same period last year and increased returns. We had one large release this year-to-date compared to several large releases during the same period last year. Our Wholesale segment’s revenues were also down due to a decline in demand for DVDs as more digital programming becomes available on demand. The increase in revenues in our Direct-to-Consumer segment is attributable to a $5.9 million increase in revenues from our propriety digital channels, which represents an increase of 113.3%, primarily resulting from the growth in subscribers to our Acorn TV channel. We are continually rolling-out new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of the channels.

Cost of Sales (“COS”) and Gross Margin

A summary of COS by segment and overall gross margins for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
IP Licensing	$(106)	$1,243	$(102)	$1,587
Wholesale	9,988	15,441	30,915	46,104
Direct-to-Consumer	1,430	1,679	4,175	4,337
COS by segment	$11,312	$18,363	$34,988	$52,028
Gross Margin	$7,039	$7,600	$16,894	$14,426
Gross Margin %	38.4%	29.3%	32.6%	21.7%

For the three months ended September 30, 2016, COS decreased by $7.1 million to $11.3 million compared to $18.4 million for the same period in 2015. The decrease in COS is attributed to lower sales in our Wholesale and IP Licensing segments. Included in our Wholesale COS are step-up amortization, resulting from the Business Combination and impairment charges totaling $1.9 million and $1.6 million for the three months ended September 2016 and 2015, respectively. During the quarter, our IP Licensing segment reporting a net credit for COS resulting from minimal revenues during the period and adjustments to previously recognized expense. The reported adjustments are not material to our results of operations.

As a percentage of revenues, our gross margin improved to 38.4% for the three months ended September 30, 2016 as compared to 29.3% for the same period last year. The improvement is primarily attributable to our Direct-to-Consumer segment due to the growth of our proprietary SVOD channels. Revenues from these channels for the three months ended September 30, 2016 account for 23.9% of our total revenues as compared to 7.6% for the three months ended September 30, 2015. This business generates a higher gross margin than our other businesses especially as its revenues increase.

For the nine months ended September 30, 2016, COS decreased by $17.0 million to $35.0 million compared to $52.0 million for the same period in 2015. The decrease in COS is attributed to lower sales in our Wholesale and IP Licensing segments, lower impairment charges and lower step-up amortization resulting from the Business Combination. Impairment charges and step-up amortization are recorded in our Wholesale segment. Our impairment charges recorded for content investments and inventories total $3.9 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively. Our step-up amortization decreased during the nine months ended September 30, 2016 compared to 2015 due to decreased revenues. Our step-up amortization was $2.0 million and $3.5 million for the 2016 and 2015 periods, respectively.

As a percentage of revenues, our gross margin improved to 32.6% for the nine months ended September 30, 2016 as compared to 21.7% for the same period last year. The improvement is primarily attributable to our Direct-to-Consumer segment due to the growth of our proprietary SVOD channels. Revenues from these channels for the nine months ended September 30, 2016 account for 21.3% of our total revenues as compared to 7.8% for the nine months ended September 30, 2015. This business generates a higher gross margin than our other businesses especially as its revenues increase. The margin in our Wholesale segment slightly improved partially due to lower step-up amortization and lower impairments.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Selling expenses	$2,536	$2,296	$6,882	$8,066
General and administrative expenses	4,068	4,422	13,563	13,566
Depreciation and amortization	831	1,094	2,100	2,398
Total selling, general and administrative expenses	$7,435	$7,812	$22,545	$24,030

For the three months ended September 30, 2016, SG&A decreased by $0.4 million compared to the same period in 2015. The current quarter decrease is primarily a result of decreases in general and administrative expenses. During the third quarter of 2015, we began centralizing finance functions into once location. As a result, we incurred severance and other compensation costs in 2015 that did not reoccur in 2016. For the nine months ended September 30, 2016, SG&A decreased by $1.5 million compared to the same period in 2015. This decrease is primarily due to the $1.2 million decrease in selling expenses as we had more theatrical releases last year during the first nine months of the year as compared to the same period this year.

Equity Earnings of Affiliate

Equity earnings of affiliate increased by $0.8 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. During 2016, ACL’s gross profit (revenues less film cost amortization) has been higher when compared to 2015. The increases are a result of higher publishing revenues due to new publishing contracts entered into and generally improved publishing royalty rates on existing contracts. Improved margins were partially offset by increased general, administrative and other expenses, as well as increased income taxes.

Interest Expense

Interest expense decreased $1.1 million for the nine months ended September 30, 2016, and was unchanged for the three months then ended, when compared to the same periods in 2015. The nine-month period decrease is a result of lower debt balances and reduced interest rates on our subordinated debt. During April 2015, we made an accelerated principal payment of $10.0 million on our senior secured debt and reduced the interest rate on our subordinated debt.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. For the three months ended September 30, 2016 and 2015, the fair value of our stock warrants and other derivative liabilities increased by $1.2 million and $2.5 million, respectively.  For the nine months ended September 30, 2016 and 2015, the fair value of our stock warrants and other derivative liabilities increased by $3.4 million and decreased by $5.1 million, respectively.

Other Income (Expense)

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the Pound relative to the U.S. dollar. As the Pound strengthens relative to the U.S. dollar, we recognize other income; and as the Pound weakens relative to the U.S. dollar, we recognize other expense. For the three months ended September 30, 2016 and 2015, we recognized a foreign currency loss of $0.1 million and $0.8 million, respectively. For the nine months ended September 30, 2016 and 2015, we recognized a foreign currency loss of $0.9 million and $1.1 million, respectively. During the nine months ended September 30, 2015, we also incurred $0.3 million of legal fees and other costs to modify our debt arrangements. These expenses were recorded as other expense.

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

During 2016, our income tax provisions totaled $0.2 million, which was provided primarily during the current quarter based on the pre-tax earnings of our U.K. operations. During 2015, our income tax provision totaled $0.6 million for the nine months ended September 30, 2015. This 2015 provision includes $0.5 million related to goodwill that was being amortized for tax purposes. During the fourth quarter of 2015, we stopped recognizing this tax provision related to our goodwill as a result of the goodwill impairment charge recognized during the fourth quarter last year.

Loss from Discontinued Operations, Net of Income Taxes

Our loss from discontinued operations has decreased as our U.S. catalog/ecommerce business winds down. For the three- and nine-month periods ended September 30, 2016, our losses were $0.9 million and $3.2 million, respectively, compared to $1.6 million and $5.0 million for the same periods last year. Discontinued operations revenues were $0.6 million and $7.8 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to $6.6 million and $16.3 million for the same periods last year. The transition of our U.S. catalog/ecommerce business to Universal is effectively complete as of September 30, 2016.

ADJUSTED EBITDA

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material non-cash items that allow investors to analyze the operating performance of the business using the same metric management uses. The exclusion of non-cash items better reflects our ability to make investments in the business and meet obligations. Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. Management uses this measure to assess operating results and performance of our business, perform analytical comparisons, identify strategies to improve performance and allocate resources to our business segments. While management considers Adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP. We define Adjusted EBITDA as earnings before income tax, depreciation, amortization, adjusted for cash investment in content, interest expense, loss on extinguishment of debt, goodwill impairments, severance costs, costs to modify debt, change in fair value of stock, warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate, non-cash foreign currency exchange loss (gain) and loss from discontinued operations. Not all companies calculate Adjusted EBITDA in the same manner and the measure, as presented, may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(3,960)	$(7,146)	$(17,609)	$(18,322)
Loss from discontinued operations	917	1,562	3,169	4,950
Amortization of content	7,887	12,552	22,957	35,916
Cash investment in content	(7,523)	(11,106)	(24,584)	(29,158)
Depreciation and amortization	831	1,094	2,100	2,398
Interest expense	2,222	2,223	6,617	7,747
Provision for income tax	151	49	192	631
Transaction costs and restructuring	—	244	—	751
Change in fair value of stock warrants and other derivatives	1,222	2,506	3,406	(5,131)
Foreign currency exchange loss	76	820	900	1,102
Stock-based compensation	277	63	887	210
Basis-difference amortization in equity earnings of affiliate	117	138	373	410
Adjusted EBITDA	$2,217	$2,999	$(1,592)	$1,504

For the three- and nine-month periods ended September 30, 2016, our Adjusted EBITDA decreased when compared to the same periods last year due to relatively higher investments in content during periods of lower revenues and lower content amortization.

During the current three-month period, content amortization exceeded investments in content by $0.4 million, which increased the current period Adjusted EBITDA. For the same period last year, content amortization exceeded investments in content by $1.4 million, which improved the prior period Adjusted EBITDA. During the current nine-month period, investments in content exceeded content amortization by $1.6 million, which reduced the current period Adjusted EBITDA. For the same period last year, content amortization exceeded investments in content by $6.8 million, which improved the prior period Adjusted EBITDA.

A reconciliation of Adjusted EBITDA to our net cash provided by (used in) operating activities as reported in our consolidated statements of cash flows is as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Adjusted EBITDA	$(1,592)	$1,504
Cash interest expense	(5,105)	(5,231)
Loss from discontinued operations, excluding royalties expense, stock-based compensation expense and depreciation and amortization, as well as loss on disposal, and adjusted for its cash investment in content	(1,880)	(3,526)
Current income tax provision	(192)	(631)
Transaction costs and restructuring	—	(751)
ACL dividends in excess of (or less than) ACL earnings adjusted for basis-difference amortization	(870)	443
Changes in working capital	9,888	(4,910)
Net cash provided by (used in) operating activities	$249	$(13,102)

BALANCE SHEET ANALYSIS

Assets

Total assets at September 30, 2016 and December 31, 2015, were $131.2 million and $150.6 million, respectively. The decline of $19.4 million in assets is primarily attributed to a decrease in accounts receivable, a decrease in assets of discontinued operations, and a decrease in our equity investment in affiliate (ACL). Our accounts receivable decreased by $12.6 million because of the seasonal nature of our wholesale segment business and follows the decline in wholesale segment revenues. Our assets of discontinued

operations decreased by $6.6 million as we eliminate our investments necessary to produce catalogs and liquidate inventories. Our equity investment in ACL decreased by $2.0 million, which is primarily attributable to the weakening Pound.

A summary of assets by segment is as follows:

	September 30,	December 31,
(In thousands)	2016	2015
IP Licensing	$20,577	$22,707
Wholesale	101,360	112,066
Direct-to-Consumer (including assets of discontinued operations of $299 and $6,870 as of September 30, 2016 and December 31, 2015, respectively)	6,438	10,514
Corporate	2,834	5,341
	$131,209	$150,628

Liabilities and Equity

The decrease in our liabilities and equity of $19.4 million to $131.2 million is primarily due to the net loss of $17.6 million, and a valuation adjustment of $2.4 million that resulted from the weakening of the Pound, both of which are recognized during the nine months ended September 30, 2016 and are included in shareholders’ deficit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by (used in) operating activities	$249	$(13,102)
Net cash used in investing activities	(1,006)	(1,297)
Net cash (used in) provided by financing activities	(2,100)	9,430
Effect of exchange rate changes on cash	(199)	114
Net decrease in cash	(3,056)	(4,855)
Cash at beginning of period	4,530	6,662
Cash at end of period	$1,474	$1,807

At September 30, 2016 and December 31, 2015, our cash and cash equivalents was $1.5 million and $4.5 million, respectively. During the nine months ended September 30, 2016, our cash position was impacted by the following:

•

We had cash provided by operating activities of $0.2 million compared to the use of cash of $13.1 million for the first nine months of last year. The improvement in operating cash flows is due to a decrease in cash amounts invested in working capital as a result of decreases in our wholesale and U.S. catalog businesses. Net cash invested in accounts receivable, inventories, prepaid expenses and other assets, deferred revenues, and accounts payable and accrued liabilities decreased by $9.9 million as of September 30, 2016 when compared to December 31, 2015.

•

Our operating cash flows include the cash flows of our discontinued operations, which used $3.8 million and $5.4 million of cash during the nine months ended September 30, 2016 and 2015, respectively. Without these uses of cash by our discontinued operations, our cash flows from operating activities would have been significantly higher.

•	In accordance with our Credit Agreement, we made principal payments of $2.1 million.
•

The quarterly results are naturally affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale business, which are 32% to 35% weighted to the 4th quarter of each year, and (c) we generally invest more cash in content during the first half of the year.

We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures to acquire new content that allows us to generate revenues and margins sufficient to meet our obligations.

In 2016, we have taken actions to improve our operating results and Adjusted EBITDA by exiting certain non-core operations that have been generating losses. During December 2015, we approved and started implementing a plan to close our Acacia catalog operations. The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to Universal. As of September 30, 2016, our U.S. catalog/ecommerce business has been fully transitioned to Universal, and as such we do not anticipate future losses from this line of business.

On October 14, 2016, we refinanced our senior debt and amended our preferred stock, subordinated notes payable and certain warrants (see Subsequent Events below). After repayment of our senior debt, including the payment of certain expenses, we received net proceeds of $8.5 million from this refinancing. In addition to providing us liquidity at closing, the new facility helps us address our liquidity constraints going forward in three ways: (1) it bears a much lower cash-interest rate, (2) except for a $5.0 million principal payment after one year, there are no required principal payments until the end of the fifth year, and (3) the financial covenants have been reset to less restrictive levels reducing the potential need for an additional principal payment to remain in compliance.

We believe that our current financial position combined with our 2016 forecasted operational results and management efforts will be sufficient to meet our commitments. However, there can be no assurances that we will be successful in realizing improved results from operations, including improved Adjusted EBTIDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of September 30, 2016 and December 31, 2015, we had cash of $1.5 million and $4.5 million, respectively.

Senior Term Notes (as of September 30, 2016)

On September 11, 2014, we entered into a $70.0 million Credit and Guaranty Agreement (the Credit Agreement) with a syndicate of lenders led by McLarty Capital Partners, as administrative agent. On April 15, 2015, we entered into an agreement with the lenders to amend the Credit Agreement whereby (i) the interest rate was increased to LIBOR plus 10.64%, (ii) certain financial statement and other reporting and lending communication requirements were modified, (iii) certain financial covenants were made less restrictive for the quarters ended March 31, 2015 and June 30, 2015, (iv) the Minimum Cash Balance (as defined in the Credit Agreement) that we are required to maintain was lowered to $1.0 million, and (v) the lenders consented to the issuance of preferred stock and warrants (see Preferred Stock below). The Credit Agreement consists of a term loan totaling $70.0 million with a maturity of five years, at an interest rate equal to LIBOR plus 10.64%. LIBOR has a floor of 0.25%. Principal payment obligations as a percentage of the amount initially borrowed are 3.5% per annum paid quarterly for the first two years, 5.0% for the third year and 7.5% for the remaining term with any unpaid principal balance due at maturity. The obligations under the Credit Agreement are secured by a lien on substantially all of our consolidated assets pursuant to the Pledge and Security Agreement, dated as of September 11, 2014.

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

Financial covenants include the following:

	December 31, 2015	September 30, 2016	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	4.03 : 1.00	3.46 : 1.00	2.67 : 1.00
Total debt-to-Adjusted EBITDA	5.06 : 1.00	4.43 : 1.00	3.44 : 1.00
Fixed charge coverage ratio	1.20 : 1.00	1.32 : 1.00	1.59 : 1.00

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

The Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the Credit Agreement, we must maintain at all times a cash balance of $1.0 million. As of September 30, 2016, we were in compliance with all covenants as stipulated in the amended Credit Agreement.

Subordinated Notes Payable (as of September 30, 2016)

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

In connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of Subordinated Notes for 8,546 shares of preferred stock and warrants to acquire 854,624 shares of common stock. At September 30, 2016, our principal balance due pursuant to these notes was $8.6 million.

Preferred Stock (as of September 30, 2016)

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

The preferred stock had the following rights and preferences:

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

Subsequent Events

On October 14, 2016, we refinanced our senior term notes, and concurrently entered into certain amendments with our subordinated noteholders, our preferred stockholders and certain warrant holders as described below.

On October 14, 2016, we entered into a $65.0 million Credit and Guaranty Agreement (the AMC Credit Agreement) with Digital Entertainment Holdings LLC, a wholly owned subsidiary of AMC Networks Inc. (or AMC). Of the proceeds received, $55.1 million was used to repay in full our previous Credit Agreement, including accrued interest for October of $0.2 million, and approximately $1.4 million was used to pay costs incurred, including $0.8 million paid to the prior lenders as a prepayment penalty. After deducting costs incurred, we received net proceeds of approximately $8.5 million.

AMC Credit Agreement

The AMC Credit Agreement consists of (i) a term loan tranche in the principal amount of $5.0 (or Tranche A Loan) with a maturity date of one year, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest is payable quarterly whereby 4.0%

is payable in cash and the balance is payable in shares of our common stock determined using a per-share value of $3.00 per share. The loan is secured by a lien on substantially all of the assets of the Company including its subsidiaries.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuances or the exercise of the AMC Warrants (see below). We may also make voluntary prepayments. Prepayments of the Tranche B Loan under the AMC Credit Agreement (whether voluntary or mandatory) are subject to a prepayment premium of 3% if principal is prepaid on or prior to October 14, 2018, and 1.5% if principal is prepaid after October 14, 2018 but on or prior to October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019.

The Credit Agreement contains certain financial and non-financial covenants. Financial covenants are assessed annually and are based on Consolidated Adjusted EBITDA, as defined in the AMC Credit Agreement. Financial covenants vary by fiscal year and generally become more restrictive over time.

Below is a summary of the financial covenants under the AMC Credit Agreement:

	Fiscal Year Ending December 31, 2016	Fiscal Year Ending December 31, 2017	Fiscal Year Ending December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	6.00 : 1.00	5.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.75 : 1.00	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

We are also obligated to maintain a minimum cash balance on any day of any fiscal year. We must maintain $1.0 million in cash on a daily basis for fiscal year 2016, $2.0 million in cash for fiscal year 2017 and $3.5 million in cash for fiscal year 2018 and all fiscal years thereafter during the term of the AMC Credit Agreement

The AMC Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts, and indebtedness and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the AMC Credit Agreement.

The AMC Credit Agreement imposes restrictions on items such as encumbrances and liens, payments of dividends, incurrence or payment of other indebtedness, stock repurchases, and capital lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.

AMC Warrants

Concurrent with entering into the AMC Credit Agreement, we also issued AMC three warrants (the AMC Warrants) to acquire shares of our common stock at $3.00 per share. The first warrant is for 5.0 million shares of common stock and expires on October 14, 2021. The second warrant is for 10.0 million share of common stock and expires on October 14, 2022. The third warrants if for 5.0 million share of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions, and may be exercised on a non-cash basis at AMC’s discretion.

The third warrant contains a provision that may increase the number of shares acquirable upon exercising, for no additional consideration payable by AMC, such that the number of shares acquirable upon exercise is equal to the sum of (i) at least 50.1% of our then outstanding shares of common stock, determined on a fully diluted basis, less (ii) 15.0 million shares. This provision provides AMC the ability to acquire at least 50.1% of our common stock for $60.0 million, provided that all warrants are exercised and AMC elects not to exercise on a non-cash basis. The third warrant with this guaranteed provision will be accounted for a derivative liability. The other two warrants will be accounted for within shareholders’ equity (deficit).

Amendments to our Preferred Stock and 2015 Warrants and our Subordinated Promissory Notes

Concurrent with closing the AMC Credit Agreement, we also amended our preferred stock, 2015 Warrants and subordinated debt as follows:

Preferred Stock and 2015 Warrants. The amendments to the preferred stock and 2015 Warrants were consummated upon an exchange by the preferred stockholders of their existing preferred shares and warrants for replacement shares and warrants that have slightly different terms as follows:

•

Dividends. Under the terms of the existing preferred stock, we may pay the required dividends in cash, or if we satisfy certain conditions upon the issuance of equity, in shares of common stock. The new preferred stock provides that, if we are not permitted to pay a required dividend on the preferred stock due to our failure to meet the conditions for the issuance of equity, we will be permitted to accrue the value of the dividend and add it to the stated value of the new preferred stock.

•

Redemption Rate. The conversion rate of the existing preferred stock is set at the lower of (a) $3.00 per share (as adjusted for our June 24, 2016 reverse stock split) and 85% of the five-day average of the volume-weighted average price for the five trading days preceding conversion. For all but 16.5 million shares of preferred stock, a conversion rate floor of $0.50 was added to the new preferred stock. (A conversion rate floor of $2.49 remains unchanged for 16.5 million shares of preferred stock.)

•

Redemption at the Maturity Date. Under the terms of the existing preferred stock, if we fail to meet certain conditions with respect to the issuance of equity, it is not permitted to settle the maturity redemption obligation by the issuance of shares of common stock. The new preferred stock permits us, in any event, to settle the preferred stock upon maturity with shares of common stock, but if an equity condition failure has occurred, we will pay a penalty equal to 20% of the maturity redemption price, payable in cash or in shares of common stock. If we elect to pay this penalty in shares of common stock, the number of shares will be determined by dividing the penalty amount by the market price of shares as of the maturity date, subject to a $0.50 per share floor.

•

Fundamental Transactions. The terms of the existing preferred stock provide that we may be required to redeem the preferred stock for cash following the occurrence of certain fundamental transactions involving the acquisition of the Company or a controlling interest in the Company. The new preferred stock limits the definition of fundamental transactions to transactions approved by the Company.

•

Anti-Dilution. The terms of the existing preferred stock currently provide that if we issue or agree to issue any shares of our common stock in a down round, as defined, the conversion price of the preferred stock will be reduced to the issuance price with respect to such issuance. The new preferred stock provides that the conversion price (and shares subject to the preferred stock) is only adjusted for upon the occurrence of a dilutive issuance (which is when shares are issued below fair value), and any adjustments shall only compensate for the dilution incurred by such issuance.

•	The anti-dilution and redemption provisions of the new warrants held by the preferred stockholders conform to the terms of the new preferred stock.
•

Because of the AMC transaction and the existing terms of the 2015 Warrants, the warrant exercise price was reduced from $4.50 down to $3.00; however, the exercise price was further reduced down to $1.50 for warrants to acquire 1,454,624 shares of common stock, and down to $2.37 for warrants to acquire 150,000 shares of common stock.

Subordinated Promissory Notes. In connection with the AMC transaction, the Subordinated Note Holders agreed to waive and/or amend certain provisions of the subordinated promissory notes. The Subordinated Note Holders agreed to consent to the AMC transaction and waive any existing events of default or any right to exercise remedies upon a change in control of the Company in connection with the issuance or subsequent exercise of the AMC Warrants. The payment terms of the subordinated promissory notes were amended such that 25% of the outstanding principal amount is due at the end of the quarters ending September 2017, December 2017 and March 2018, with the remaining outstanding principal due on the maturity date of the subordinated promissory notes, which is July 31, 2018, instead of the entire principal amount being due upon maturity of the subordinated promissory notes. As of September 30, 2016, the subordinated promissory notes had an aggregate outstanding principal balance of $8.6 million.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. We do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of September 30, 2016, we had entered into licensing and distribution agreements for which we are obligated to pay $11.0 million once the related content has been delivered.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting. In conducting this evaluation, management identified material weaknesses in our internal control over financial reporting as of December 31, 2015 and September 30, 2016 as defined in SEC Regulation S-X. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described below, management concluded that, as of September 30, 2016, our internal control over financial reporting was ineffective.

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

While the above action steps were implemented as of December 31, 2015, it will take time to properly transition roles and responsibilities, as well as provide necessary staff training. We are beginning to assess the effectiveness of the changes made and will continue to do so over the proceeding months. We will update our assessment of the effective of our internal controls once this assessment is complete.

Based upon the above changes, management believes that the financial statements included in this report fairly represent in all material aspects our financial position, results of operations and cash flows for the periods presented.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on April 15, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2016, material changes to the risk factors set forth in that Form 10-K are stated below.

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

In addition, under Nasdaq Listing Rule 5550(b), companies listed on NASDAQ are subject to delisting for failure to maintain a minimum shareholders’ equity of $2,500,000. On April 21, 2016, we received a deficiency letter from NASDAQ as our annual report on Form 10-K did not report $2,500,000 of shareholders’ equity. In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we were provided a grace period of 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with this requirement. We submitted a plan to regain compliance by obtaining amendments of certain terms of our outstanding preferred stock and 2015 warrants, which amendments would have the accounting effect of increasing our GAAP shareholders’ equity. Based on this plan, NASDAQ granted an extension to October 18, 2016 to obtain the amendments and fully implement the plan. As of October 14, 2016, based upon the completion of the AMC Transaction and the exchange of the preferred stock and 2015 warrants, we believe that we have exceeded the minimum shareholders’ equity requirement and regained compliance with Listing Rule 5500(b). We have been advised by NASDAQ that NASDAQ will continue to monitor our ongoing compliance with the shareholders’ equity requirement. If at the time of our next periodic report we do not evidence compliance, we may be subject to delisting.

We cannot assure you that we will be able to continue to meet these or other continued listing requirements of NASDAQ. If our common stock loses its status on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

RLJ ENTERTAINMENT, INC.

Date:	November 14, 2016	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	By:	/S/ NAZIR ROSTOM
Nazir Rostom
Chief Financial Officer
(Principal Financial and Accounting Officer)