Form 10-Q
period 2017-03-31
RLJ ENTERTAINMENT, INC.
filed 2017-05-11
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on May 4, 2017:  5,535,185

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•	Our financial performance, including our ability to achieve improved results from operations and improved Adjusted EBITDA;
•	Our ability to continue to increase the revenues and financial performance of our digital channels having a positive effect on our liquidity, cash flows and operating results
•	The effects of limited cash liquidity on operational performance;
•	Our obligations under the credit agreement;
•	Our ability to satisfy financial ratios;
•	Our ability to generate sufficient cash flows from operating activities;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
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

All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 23, 2017. You are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 (unaudited) and December 31, 2016

	March 31,	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Cash	$3,981	$7,834
Accounts receivable, net	10,264	19,569
Inventories, net	5,984	6,215
Investments in content, net	64,330	60,737
Prepaid expenses and other assets	1,120	798
Property, equipment and improvements, net	1,192	1,336
Equity investment in affiliate	17,319	16,491
Other intangible assets, net	8,711	9,309
Goodwill	13,742	13,691
Total assets	$126,643	$135,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$9,105	$11,995
Accrued royalties and distribution fees	51,444	55,614
Deferred revenue	2,198	2,152
Debt, net of discounts and debt issuance costs	42,191	42,053
Deferred tax liability	1,742	1,715
Stock warrant and other derivative liabilities	12,655	9,763
Total liabilities	119,335	123,292
Commitments and contingencies (see Note 13)
Shareholders' Equity
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued and 30,198 outstanding at March 31, 2017 and December 31, 2016; liquidation preference of $35,048 at March 31, 2017 and $34,366 at December 31, 2016	39,085	38,708
Common stock, $0.001 par value, 250,000,000 shares authorized, 5,472,023 shares issued and outstanding at March 31, 2017; and 5,240,085 shares issued and outstanding at December 31, 2016	5	5
Additional paid-in capital	106,372	106,059
Accumulated deficit	(133,510)	(127,388)
Accumulated other comprehensive loss	(4,644)	(4,696)
Total shareholders' equity	7,308	12,688
Total liabilities and shareholders' equity	$126,643	$135,980

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
(In thousands, except share data)	2017	2016
Revenues	$13,887	$17,741
Cost of sales
Content amortization and royalties	6,068	8,345
Manufacturing and fulfillment	3,052	4,308
Total cost of sales	9,120	12,653
Gross profit	4,767	5,088

Selling expenses	2,284	2,124
General and administrative expenses	4,523	4,845
Depreciation and amortization	873	624
Total operating expenses	7,680	7,593
LOSS FROM CONTINUING OPERATIONS	(2,913)	(2,505)

Equity earnings of affiliate	551	499
Interest expense, net	(1,886)	(2,205)
Change in fair value of stock warrants and other derivatives	(2,892)	(8,176)
Gain on extinguishment of debt	895	—
Other income (expense), net	284	26
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,961)	(12,361)
Provision for income taxes	(161)	(41)
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(6,122)	(12,402)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(1,073)
NET LOSS	(6,122)	(13,475)
Accretion on preferred stock	(377)	(1,126)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,499)	$(14,601)
Net loss per common share attributable to common shareholders:
Continuing operations	$(1.26)	$(3.16)
Discontinued operations	—	(0.25)
Basic and diluted net loss per common share attributable to common shareholders	$(1.26)	$(3.41)

Weighted average shares outstanding:
Basic and diluted	5,164	4,280

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
(In thousands)	2017	2016
Net loss	$(6,122)	$(13,475)
Other comprehensive loss:
Foreign currency translation gain (loss)	52	(559)
Total comprehensive loss	$(6,070)	$(14,034)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three months ended March 31, 2017

		Common Stock		Additional		Accumulated Other
(In thousands)	Preferred Stock	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total Equity
Balance at January 1, 2017	$38,708	5,240	$5	$106,059	$(127,388)	$(4,696)	$12,688
Issuance of restricted common stock for services	—	7	—	—	—	—	—
Issuance of common stock to AMC for interest	—	225	—	536	—	—	536
Accretion on preferred stock	377	—	—	(377)	—	—	—
Stock-based compensation	—	—	—	154	—	—	154
Foreign currency translation	—	—	—	—	—	52	52
Net loss	—	—	—	—	(6,122)	—	(6,122)
Balance at March 31, 2017	$39,085	5,472	$5	$106,372	$(133,510)	$(4,644)	$7,308

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,122)	$(13,475)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity earnings of affiliate	(551)	(499)
Content amortization and royalties	6,068	8,451
Depreciation and amortization	873	936
Foreign currency exchange gain	(283)	(3)
Fair value adjustment of stock warrant and other derivative liabilities	2,892	8,176
Non-cash interest expense	1,136	584
Gain on extinguishment of debt	(895)	—
Stock-based compensation expense	154	325
Changes in assets and liabilities:
Accounts receivable, net	9,347	12,275
Inventories, net	273	1,450
Investments in content, net	(13,774)	(9,916)
Prepaid expenses and other assets	(316)	469
Accounts payable and accrued liabilities	(1,870)	(7,121)
Deferred revenue	46	(264)
Net cash (used in) provided by operating activities	(3,022)	1,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(287)	(332)
Net cash used in investing activities	(287)	(332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from AMC to amend debt	8,000	—
Repayment of debt	(8,618)	(613)
Payment of debt modification costs	(22)	—
Net cash used in financing activities	(640)	(613)
Effect of exchange rate changes on cash	96	(8)
NET DECREASE IN CASH:	(3,853)	435
Cash at beginning of period	7,834	4,530
Cash at end of period	$3,981	$4,965

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

We market our products through a multi-channel strategy encompassing (1) direct relations with consumers via proprietary subscription-based video on demand (or SVOD) digital channels (our Digital Channels segment); (2) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, AME, and our majority-owned equity method investee, ACL, (our Intellectual Property, or IP, Licensing segment); and (3) exploitation through partners covering broadcast/cable, digital, mobile, ecommerce and brick and mortar outlets (our Wholesale Distribution segment).

Our Digital Channels segment includes the sale of video content directly to consumers through our digital channels, such as Acorn TV and Urban Movie Channel (or UMC).

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (or USA) whereby USA took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During 2016, we also ceased electronic email distribution of our Acacia catalogs. As a result of these actions, we have classified the U.S. catalog/ecommerce business as discontinued operations.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S‑X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 23, 2017 (or 2016 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2016 Form 10-K contains a summary of our significant accounting policies. As of March 31, 2017, we have made no material changes to our significant accounting policies disclosed in our 2016 Form 10-K.

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

Earnings (Loss) per Common Share

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

Liquidity

For the three months ended March 31, 2017 and 2016, we recognized a net loss of $6.1 million and $13.5 million, respectively. We used $3.0 million of cash for operating activities during the three months ended March 31, 2017.  During the three months ended March 31, 2016, we generated $1.4 million of cash from operating activities. At March 31, 2017, our cash balance was $4.0 million. At March 31, 2017, we had $42.2 million of term debt outstanding (see Note 7, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures to acquire new content that allows us to generate revenues and margins sufficient to meet our obligations.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

We continue to realize significant growth in our Digital Channels segment. Our Digital Channels revenues increased 103.7% to $6.0 million during the three months ended March 31, 2017 as compared to the same period in 2016 (see Note 2, Segment Information). After cost of sales and operating expenses, our Digital Channels segment contributed $2.6 million of income from continuing operations during the first quarter of 2017 compared to $1.0 million last year. Our expectation is that our digital channels will continue to grow, however there is no assurance that this will occur.

On October 14, 2016, we refinanced our senior debt (see Note 7, Debt). In January 2017, we amended our senior debt and borrowed an additional $8.0 million. The proceeds received were used to repay our subordinated notes payable. In addition to providing us liquidity, the new senior loan facility helps us address our liquidity constraints going forward in three ways: (1) it bears a substantially lower cash-interest rate that is approximately 800 basis points lower than before, (2) there are no required principal payments until 2019, and (3) the financial covenants have been reset to less restrictive levels that provide us the necessary flexibility to invest in our operations.

In 2016, we also took actions to improve our operating results and Adjusted EBITDA (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Adjusted EBITDA) by exiting certain non-core operations that have been generating losses. During the first half of 2016, we closed our Acacia catalog operations. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to USA (see our Discontinued Operations disclosure below). During 2016, our U.S. catalog/ecommerce business was fully transitioned to USA and we do not anticipate future losses from this line of business.

We believe that our current cash at March 31, 2017 will be sufficient to meet our operating liquidity, capital expenditure and debt repayment requirements for at least the next one year from the date of issuance of these financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

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

In addition to purchasing inventory from us, USA makes royalty payments to us for the various rights we have licensed. The royalty payments are not expected to be material. Further, all customer and marketing data obtained during the license period shall be jointly owned by both companies. During the three months ended March 31, 2017, our Wholesale segment recognized revenues of $0.4 million from its sale of inventory to USA. There were no sales to USA during the three months ended March 31, 2016.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Major classes of line items constituting loss from discontinued operations, net of income taxes are:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenues	$—	$5,065
Cost of Sales
Royalty expense	—	(106)
Manufacturing and fulfillment	—	(4,034)
Selling expenses	—	(1,497)
General and administrative expenses	—	(190)
Depreciation and amortization	—	(311)
Loss before provision for income taxes	—	(1,073)
Provision for income taxes	—	—
Loss from discontinued operations, net of income taxes	$—	$(1,073)

There are no income taxes allocable to the discontinued operations as the discontinued operations reside in the U.S. for which there is no tax provision as a result of the overall U.S. operating loss for tax purposes.

Operating and investing cash flows of the discontinued operations are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations	$—	$(1,073)
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Royalty expense	—	106
Depreciation and amortization	—	311
Stock-based compensation expense	—	16
Changes in assets and liabilities:
Accounts receivable, net	—	319
Inventories, net	—	1,222
Investments in content, net	—	(106)
Prepaid expenses and other assets	—	448
Accounts payable and accrued liabilities	—	(1,728)
Deferred revenue	—	(438)
Net cash used in operating activities of discontinued operations	$—	$(923)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$—	$(5)
Net cash used in investing activities of discontinued operations	$—	$(5)

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

The tables below summarize the segment contribution for the three months ended March 31, 2017 and 2016. Operating costs and expenses exclude costs related to depreciation and amortization, as well as goodwill impairments, which are presented separately. The segment results exclude our discontinued operations. During 2016, we reclassified our U.K. mail-order catalog and ecommerce businesses into our Wholesale Distribution segment. As a result, for the three months ended March 31, 2016, we reclassified revenues of $0.6 million, operating costs and expenses of $0.7 million and depreciation and amortization of $15,000.

	Three Months Ended March 31, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$5,965	$2	$7,920	$—	$13,887
Operating costs and expenses	(3,114)	(93)	(9,556)	(3,164)	(15,927)
Depreciation and amortization	(203)	(32)	(493)	(145)	(873)
Share in ACL earnings	—	551	—	—	551
Segment contribution (loss)	$2,648	$428	$(2,129)	$(3,309)	$(2,362)

	Three Months Ended March 31, 2016
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$2,928	$26	$14,787	$—	$17,741
Operating costs and expenses	(1,825)	(116)	(14,783)	(2,898)	(19,622)
Depreciation and amortization	(124)	(34)	(344)	(122)	(624)
Share in ACL earnings	—	499	—	—	499
Segment contribution (loss)	$979	$375	$(340)	$(3,020)	$(2,006)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment contribution loss to loss from continuing operations before provision for income taxes is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Total segment loss	$(2,362)	$(2,006)
Interest expense, net	(1,886)	(2,205)
Change in fair value of stock warrants and other derivatives	(2,892)	(8,176)
Gain on extinguishment of debt	895	—
Other income (expense), net	284	26
Loss from continuing operations before provision for income taxes	$(5,961)	$(12,361)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment, excluding assets of discontinued operations, are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Digital Channels	$6,593	$5,941
IP Licensing	19,454	18,648
Wholesale Distribution	95,645	102,748
Corporate	4,951	8,643
	$126,643	$135,980

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenues	$3,860	$7,337
Film cost amortization	(1,732)	(5,023)
General, administrative and other expenses	(841)	(1,116)
Income from operations	$1,287	$1,198
Net income	$1,026	$960

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

	March 31,	December 31,
(In thousands)	2017	2016
Digital Channels	$2,925	$2,200
Wholesale Distribution	11,011	22,231
Accounts receivable before allowances and reserves	13,936	24,431
Less: reserve for returns	(3,506)	(4,817)
Less: allowance for doubtful accounts	(166)	(45)
Accounts receivable, net	$10,264	$19,569

Wholesale Distribution receivables are partially billed and collected by our U.S. distribution facilitation partner, Sony Pictures Home Entertainment (or SPHE). Each quarter, SPHE preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and SPHE. Amounts vary and tend to be seasonal following our sales activity. As of March 31, 2017, SPHE owed us $0.2 million for receivables settled at quarter end. As of December 31, 2016, we owed SPHE $5.6 million for receivables settled as of year‑end. The Wholesale Distribution receivables are reported net of amounts owed to SPHE as these amounts are offset against each other when settling.

As of March 31, 2017, the net Wholesale Distribution payables due to SPHE were $1.6 million, which is included in accounts payable and accrued liabilities. As of December 31, 2016, the net Wholesale Distribution receivables with SPHE were $4.3 million, which is included in accounts receivable.

NOTE 5. INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Packaged discs	$5,571	$5,601
Packaging materials	245	452
Other merchandise	168	162
Inventories, net	$5,984	$6,215

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $9.4 million as of March 31, 2017 and $10.0 million as of December 31, 2016. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the three months ended March 31, 2017 and 2016, we recorded impairment charges of $0.4 million and $0.3 million, respectively. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6. INVESTMENTS IN CONTENT

	March 31,	December 31,
(In thousands)	2017	2016
Released	$50,881	$48,593
Completed, not released	10,347	8,453
In-production	3,102	3,691
Investments in content, net	$64,330	$60,737

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. For the three months ended March 31, 2017 and 2016, impairment charges were $0.3 million and $0.3 million, respectively. These charges are included in cost of sales as part of content amortization and royalties.

In determining the fair value of content for impairments (Note 10, Fair Value Measurements), we employ a discounted cash flows (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant's weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

NOTE 7. DEBT

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
(In thousands)	Date	Rate	2017	2016
Senior secured term notes with AMC:
Tranche A Loan	June 30, 2019	7.0%	$13,000	$5,000
Tranche B Loan	Beginning October 14, 2021	6.0%	60,000	60,000
Less: debt discount			(30,809)	(31,565)
Total senior-term notes, net of discount			42,191	33,435
Subordinated notes payable to prior Image Shareholders	Repaid January 31, 2017	1.5% through 2016 then 12%	—	8,618
Debt, net of discount			$42,191	$42,053

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Future minimum principal payments as of March 31, 2017 are as follows:

(In thousands)	Senior Notes
Remainder of 2017	$—
2018	—
2019	13,000
2020	—
2021	15,000
2022	30,000
2023	15,000
$73,000

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

The proceeds received from the AMC Credit Agreement were used to repay our prior senior secured term notes of $55.1 million, including accrued interest, and transaction expenses of approximately $1.7 million, which includes a prepayment penalty of $0.8 million. Initially, the AMC Credit Agreement consisted of (i) a term loan tranche in the principal amount of $5.0 million (or Tranche A Loan), which was due on October 14, 2017, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest is payable quarterly whereby 4.0% is payable in cash and the balance is payable in shares of common stock determined using a per-share value of $3.00 per share. The loan is secured by a lien on substantially all of our consolidated assets.

On January 30, 2017, we amended the AMC Credit Agreement and borrowed an additional $8.0 million, thereby increasing our Tranche A loan from $5.0 million to $13.0 million. We also extended the maturity date for our Tranche A loan from October 14, 2017 to June 30, 2019. The additional $8.0 million borrowed was used to repay prior debt obligations under the subordinated notes payable. When doing so, we did not incur a prepayment penalty. This amendment also changed certain debt covenant ratios to reflect the extended maturity date and the increase of the Tranche A loan balance.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of the warrants (see Note 9, Stock Warrants). We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations.  Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business.  Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of March 31, 2017, we were in compliance with all covenants as stipulated in the AMC Credit Agreement.

Concurrent with entering into the AMC Transaction, we issued the AMC Warrants to acquire shares of our common stock. The first warrant is for 5.0 million shares of common stock and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions, and may be exercised on a non-cash basis at AMC’s discretion.

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

Subordinated Notes Payable

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). On May 20, 2015, and in connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire approximately 855,000 shares of common stock. The notes bore interest at 12.0% per annum, except for a two-year period ending December 31, 2016, whereby the interest rate was adjusted to 1.5% per annum. On January 31, 2017, we repaid the outstanding principal and interest on these subordinated notes in full.

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Redeemable Convertible Preferred Stock and 2015 Warrants

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 3.1 million shares of common stock (the 2015 Warrants) for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 1.7 million shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our senior notes payable and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

On October 14, 2016 and concurrent with the close of our AMC Credit Agreement, we amended our preferred stock such that we were able to classify our preferred stock and its embedded conversion feature within our shareholders’ equity. Prior to the amendment, our preferred stock and its embedded conversion feature were recorded on our consolidated balance sheet outside of shareholders’ equity. The amended terms are disclosed below.

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the three months ended March 31, 2017 and 2016, we recognized accretion of $0.4 million and $1.1 million, respectively. Accretion includes cumulative preferred dividends. As of March 31, 2017, the accumulated unpaid dividends on preferred stock were $4.9 million. During the three months ended March 31, 2017 and 2016 accumulated unpaid dividends increased by $0.7 million (or $22.60 per share of preferred stock) and $0.6 million (or $20.52 per share of preferred stock), respectively.

During 2016, two preferred shareholders converted a total of 849 shares of preferred stock and $0.1 million of accumulated dividends into 312,000 shares of common stock.

On July 9, 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the 2015 Warrants (see Note 9, Stock Warrants). The registration statement was declared effective in July 2015. We will use our best efforts to keep the registration statement effective. If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Restricted Stock-Based Compensation Grants

Compensation expense relating to our restricted stock-based grants for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Compensation expense related to restricted stock-based grants is included in general and administrative expenses. As of March 31, 2017, unrecognized stock-based compensation expense relating to these awards of $3.2 million is expected to be expensed ratably over the remaining vesting period with $1.0 million to be recognized in the next 12 months. The weighted-average remaining vesting period for non-vested shares is 2.3 years.

During the three months ended March 31, 2017, 807,131 shares of restricted stock-based awards were granted to executive officers and directors, 41,719 shares vested and 2,000 shares were forfeited based due to employee terminations. The shares were fair valued on the date of grant at $2.40 per share for a total value of $1.9 million, which will be expensed over the vesting period as a component of general and administrative expenses. The restricted stock awards generally vest over a three-year period for executive officers and a one-year period for directors. The restricted stock units generally vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria.

On March 13, 2017, the Compensation Committee approved the award of a stock-based compensation package to our chief executive officer consisting of the following:

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

The options to purchase 1.4 million shares of common stock are subject to the receipt of shareholder approval and are not considered granted until we receive shareholder approval. The restricted stock units have been granted and are included in the restricted stock-based award table below. Stock compensation expense for the options and performance-based stock units will be calculated using the Black-Scholes model, and stock compensation expense for the restricted stock units will be calculated based upon the last closing price of the common stock on the date of grant.

During the three months ended March 31, 2016, no shares of restricted stock-based awards were granted and all forfeitures were based upon the failure to achieve the 2015 performance criteria. A summary of the activity since December 31, 2016 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at December 31, 2016	409	$1.92	—	$—
Granted	307	$2.40	500	$2.40
Vested	(42)	$1.92	—	$—
Forfeited	(2)	$1.92	—	$—
Non-vested shares at March 31, 2017	672	$2.14	500	$2.40

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 9. STOCK WARRANTS

As of March 31, 2017, outstanding warrants to purchase shares of common stock are as follows:

	March 31, 2017
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
AMC Unregistered warrants	20,000	$3.00	5.5 years
2015 Unregistered warrants	3,105	$2.27	3.1 years
2012 Warrants:
Registered warrants	5,125	$36.00	0.5 year
Sponsor warrants	1,272	$36.00	0.5 year
Unregistered warrants	617	$36.00	0.5 year
	30,119

Concurrent with entering into the AMC Credit Agreement, we issued AMC three warrants (the AMC Warrants) to acquire shares of our common stock at $3.00 per share. The first warrant is for 5.0 million shares of common stock and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions, and may be exercised on a non-cash basis at AMC’s discretion.

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

On May 20, 2015 and concurrent with our preferred stock placement, we issued warrants to our preferred stock holders to acquire 3.1 million shares of our common stock (the 2015 Warrants). The warrants have term of five years. On October 14, 2016 and in connection with the AMC Credit Agreement, we amended the anti-dilution and redemption provisions of the warrants to conform to the terms of the amended preferred stock. Because of the AMC transaction and the then-existing terms of the 2015 Warrants, the warrant exercise price was reduced from $4.50 to $3.00; however, the exercise price was further reduced down to $1.50 for warrants to acquire 1.5 million shares of common stock, and down to $2.37 for warrants to acquire 150,000 shares of common stock. Because of the October 14, 2016 amendment, we began accounting for the 2015 Warrants as equity awards and reclassified the carrying balance of the warrants to shareholders’ equity.

On October 3, 2012, we issued warrants with a term of five years that provide the warrant holder the right to acquire one share of our common stock for $36.00 per share (the 2012 Warrants). The warrants are redeemable by us for $0.03 per warrant share if our common stock trades at $52.50 or more per share for 20 out of 30 trading days. The warrants contain standard anti-dilution provisions.

The 2012 Warrants contain a provision whereby the exercise price will be reduced if RLJE reorganized as a private company.  The reduction in exercise price depends upon the amount of other consideration, if any; received by the warrant holders in the reorganization and how many years after the Business Combination reorganization is consummated. Generally, the reduction in exercise price would be between $18.00 and $27.00 assuming no additional consideration was received. Because of this adjustment provision, the 2012 Warrants are being accounted for as a derivative liability

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

Stock Warrant and Other Derivative Liabilities

Of our outstanding warrants, certain warrants are accounted for as derivative liabilities, which require us to carry them on our consolidated balance sheet at their fair value. Our derivative liability warrants consist of the AMC Tranche C Warrant to acquire 5.0 million shares of common stock and our 2012 Warrants to acquire 7.0 million shares of common stock. Prior to the amendment on October 14, 2016, our 2015 Warrants to purchase 3.1 million shares of our common stock and the preferred stock’s embedded conversion feature were being accounted for as derivative liabilities as well.

We determined the fair value of the AMC Tranche C warrant using a lattice model, which is classified as Level 3 within in the fair-value hierarchy. Inputs to the model include our publicly-traded stock price, our stock volatility, the risk-free interest rate and contractual terms of the warrant (which are remaining life of the warrant, exercise price and assumptions pertaining to increasing the number of acquirable shares of common stock to achieve 50.1% ownership). We use the closing stock price of our common stock to compute stock volatility. To quantify and value the possibility of increasing the number of acquirable shares, management took into consideration its current capital structure, the impact of the 20% penalty if we were to fail to meet certain equity issuance conditions, and management’s best estimates of the likelihood of being subject to the 20% penalty. The AMC Tranche C warrant was valued at $12.7 million as of March 31, 2017 and $9.8 million as of December 31, 2016. During the current quarter, the AMC Tranche C warrant increased in value as a result of an increase in our common stock price.

We determined the fair value of our 2012 Warrants using a Monte Carlo simulation model. Because the warrants are so far out-of-the-money (exercise price is $36.00 per share) and as they approach their expiration date (which is October 2017) their fair value is effectively zero as of December 31, 2016 and March 31, 2017.

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

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

	March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$12,655	$12,655

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$9,763	$9,763

The following tables include a roll-forward of our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Three Months Ended March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2016	$—	$—	$9,763	$9,763
Change in fair value	—	—	2,892	2,892
Stock warrants at March 31, 2017	$—	$—	$12,655	$12,655

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

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. The following fair value hierarchy tables present information about our assets and liabilities measured at fair value on a non-recurring basis.

	Three Months Ended March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$489	$489	$303

	Three Months Ended March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$391	$391	$310

During the three months ended March 31, 2017 and 2016, the investments in content were impaired by $0.3 million and $0.3 million, respectively. In determining the fair value of our investments in content, we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11. NET INCOME (LOSS) PER COMMON SHARE

We have outstanding warrants to acquire 30.1 million and 10.1 million shares of common stock as of March 31, 2017 and 2016, respectively, which are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

During periods of reported net losses from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the three months ended March 31, 2017 and 2016, we have weighted average unvested shares of 0.6 million and 0.4 million, respectively, of compensatory restricted common stock and restricted common stock units that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

When dilutive, we include in our computation of diluted loss per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the three months ended March 31, 2017 and 2016, we excluded 11.7 million and 11.1 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 12. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash paid during the period for:
Interest	$1,497	$1,621
Income taxes	$11	$62
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$—	$832
Non-cash investing and financing activities:
Accretion on preferred stock	$377	$1,126
Common stock issued to AMC as payment for prior year interest expense	$158	$—
Capital expenditures accrued for in accounts payable and accrued liabilities	$337	$419

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

NOTE 14. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

During the three months ended March 31, 2017 and 2016, we paid ACL $0.1 million and $0.2 million, respectively, for distribution rights for three titles, two of which were released as of December 31, 2016 and one which will be released in 2017. As we recognize revenues from these titles, and all other titles, we amortize our content advances resulting in the recognition of content amortization and royalty expense. For the three months ended March 31, 2017 and 2016, we recognized content amortization and royalty expense of $0.1 million; and $0.4 million, respectively. This amortization is included in our cost of sales as content amortization and royalties. As of March 31, 2017, our remaining unamortized content advance is $1.7 million.

In May 2017, ACL paid dividends to RLJE Ltd. of $1.2 million. Dividends received are recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to AME and RLJE Australia. As of March 31, 2017, Acorn Media had lent its U.K. subsidiaries approximately $5.1 million and its Australian subsidiary approximately $3.3 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the Pound and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended March 31, 2017, we recognized foreign currency gains of $0.3 million and during the three months ended March 31, 2016 we recognized foreign currency gains of $27,000.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

Sale of Preferred Stock and Warrants

In May 2015, certain present and former board members and their affiliate companies, including RLJ SPAC Acquisition, LLC, which is owned by the chairman of our board of directors, purchased 16,500 shares of preferred stock and warrants to acquire 1.7 million share of common stock from us for $16.5 million.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K filed on March 23, 2017.

OVERVIEW

General

RLJ Entertainment, Inc. (RLJE or the Company) is a premium digital channel company serving distinct audiences through its proprietary subscription-based digital channels (or Digital Channels), Acorn TV and Urban Movie Channel (or UMC), and a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America.  RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.”  Acorn Media includes its U.K. subsidiaries RLJ Entertainment Ltd, Acorn Media Enterprises Limited (or AME), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

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

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban programming and full-length independent motion pictures. We also develop, produce and own original programming through our wholly-owned subsidiary, AME, and our 64%-owned equity method investee, ACL. We control an extensive program library in genres such as British mysteries and dramas, urban/African-American, action/thriller and horror, fitness/lifestyle and long-form documentaries.

We market our products through a multi-channel strategy encompassing (1) direct relations with consumers via proprietary subscription-based Digital Channels (Digital Channels segment); (2) the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, AME, and our 64%-owned equity method investee, ACL, (IP Licensing segment); and (3) wholesale exploitation through partners covering broadcast and cable, digital, online and retail outlets (Wholesale Distribution segment). As a result, we view our operations based on these three distinctive reporting segments. Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information. Our Digital Channels segment consists of our subscription-based digital streaming channels. The IP Licensing segment includes intellectual property rights that we own or create and then sublicense for exploitation worldwide. Our Wholesale Distribution segment consist of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast, DVD and Blu-ray and digital (which include VOD, SVOD, streaming and downloading). We also sublicense certain distribution rights to others to cover territories outside the U.S., the U.K. and Australia. Our Wholesale Distribution segment also includes our U.K. mail-order catalog and ecommerce businesses.

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

The IP Licensing and Wholesale Distribution segments exploit content primarily through third-party vendors. Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others:  Amazon, Barnes & Noble, Comcast, Costco, DirecTV, Hulu, iTunes, Netflix, PBS, Showtime, Starz, Target and Walmart. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit. We have a catalog of owned and long-term licensed content that is segmented into brands such as Acorn (British drama/mystery, including content produced by ACL), RLJE Films (independent feature films, action/thriller horror), UMC (urban), Acacia (fitness), and Athena (documentaries).

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (or USA) whereby USA took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During the quarter ended June 30, 2016, we also electronically distributed our last Acacia catalogs. As a result of these actions, we have classified the U.S. catalog/ecommerce business as discontinued operations. During the first quarter of 2016, these businesses were included in our Direct Channels segment. In the fourth quarter of 2016, we reclassified our remaining U.K. catalog/ecommerce business from Digital Channels to our Wholesale Distribution segment to reflect adjustments we made internally in terms of how we are viewing and managing our operations after the disposal of our U.S. ecommerce/catalog business. The reclassification for both our U.S. and U.K. catalog and ecommerce businesses were made retroactively for all periods presented.

HIGHLIGHTS

Highlights and significant events for the three months ended March 31, 2017 and 2016 are as follows:

•	Digital Channels paying subscribers of over 520,000 increased 90% compared to the first quarter of 2016, driving Digital Channels segment revenue up 103.7% to $6.0 million from first quarter 2016.
•	Our Digital Channels segment contribution income increased 170.5% to $2.6 million from $1.0 million in the first quarter of 2016.
•	Gross margin increased 560 basis points to 34.3%, from the first quarter of 2016, primarily attributable to a higher proportion of higher-margin proprietary Digital Channels revenue.
•

Net loss improved by $7.4 million to $6.1 million compared to a net loss of $13.5 million in the first quarter of 2016. The improvement is primarily due to the $5.3 million decrease in the change in fair value of stock warrants and other derivatives, reduced interest expense and improved operational efficiencies.

•

Adjusted EBITDA improved by $0.5 million to a net earnings of $0.1 million. This improvement is primarily attributable to the continued growth of our Digital Channels segment, which delivers a higher profit margin.

•

On January 31, 2017, we enhanced our capital structure by completing the refinancing of our subordinated debt issued in 2012. We amended our credit facility with AMC Networks to, among other things, expand the Tranche A Term Loan from $5.0 million to $13.0 million to repay $8.6 million in subordinated debt, extend the maturity date of the Tranche A Term Loan to June 30, 2019, and modify the related financial covenants to reflect the repayment and extended maturity date and reduce our debt servicing costs by 500 basis points.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three months ended March 31, 2017 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

A summary of our results of operations for the three months ended March 31, 2017 and 2016, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenues	$13,887	$17,741
Costs of sales	9,120	12,653
Gross profit	4,767	5,088
Operating expenses	7,680	7,593
Loss from continuing operations	(2,913)	(2,505)
Equity in earnings of affiliate	551	499
Interest expense, net	(1,886)	(2,205)
Change in fair value of stock warrants and other derivatives	(2,892)	(8,176)
Gain on extinguishment of debt	895	—
Other income (expense), net	284	26
Provision for income taxes	(161)	(41)
Loss from continuing operations, net of income taxes	(6,122)	(12,402)
Loss from discontinued operations, net of income taxes	—	(1,073)
Net loss	$(6,122)	$(13,475)

Revenues

A summary of net revenues by segment for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Digital Channels	$5,965	$2,928
IP Licensing	2	26
Wholesale Distribution:
U.S.	5,410	12,005
International	2,510	2,782
Total Wholesale Distribution	7,920	14,787
Total Revenues	$13,887	$17,741

Revenues decreased $3.9 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in revenues is primarily driven by our Wholesale Distribution segment, which declined by $6.9 million. This decrease was partially offset by a $3.0 million increase in revenues from our Digital Channels segment.

The increase in revenues from our Digital Channels segment primarily results from the 89.9% growth in paying subscribers. During 2016, we launched our Digital Channels on Amazon Channels, an add-on streaming video service available to Amazon Prime customers. This strategic expansion into third-party distribution of our digital streaming services resulted in significant subscriber growth. In addition, we are continually featuring new content on our Digital Channels, which we believe is a key factor in attracting new subscribers for all of our channels.

Our Wholesale Distribution segment’s revenue decline is attributable to decreases in U.S. revenues of $6.6 million and decreases in international revenues of $0.3 million. Wholesale Distribution segment’s revenues decreased because of less content being released during the current period compared to the same period last year. We had fewer large releases this quarter compared to several large releases during the same period last year. Our Wholesale Distribution segment’s revenues were also down due to a decline in demand for DVDs as more digital programming becomes available on demand.

Cost of Sales (“COS”) and Gross Margin

A summary of COS by segment and overall gross margins for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Digital Channels	$1,507	$812
IP Licensing	—	—
Wholesale Distribution	7,613	11,841
Total COS	$9,120	$12,653
Gross Margin	$4,767	$5,088
Gross Margin %	34.3%	28.7%

COS decreased by $3.5 million to $9.1 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in COS is attributed to lower sales of physical content in our Wholesale Distribution segment. Impairment charges and step-up amortization are recorded in our Wholesale Distribution segment. Impairment charges recorded for content investments and inventories total $0.7 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Our step-up amortization was 0.9 million and 0.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in step-up amortization is attributable to certain changes made in our estimation of future revenues related to older content that we did not renew.

As a percentage of revenues, our gross margin improved to 34.3% for the three months ended March 31, 2017 as compared to 28.7% for the same period last year. The improvement is primarily attributable to our Digital Channels segment due to the growth of our proprietary SVOD channels. Revenues from these channels for the three months ended March 31, 2017 account for 43.0% of our total revenues as compared to 16.5% for the three months ended March 31, 2016. This business generates a higher gross margin than our other businesses especially as its revenues increase.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Selling expenses	$2,284	$2,124
General and administrative expenses	4,523	4,845
Depreciation and amortization	873	624
Total selling, general and administrative expenses	$7,680	$7,593

For the three months ended March 31, 2017, SG&A increased by $0.1 million compared to the same period in 2016. Selling expenses increased $0.2 million primarily due to the growth of our Digital Channels segment offset by decreased selling expenses attributable to our Wholesale Distribution segment. General and administrative expenses continue to decrease as a result of our efforts to reduce overhead and related costs. Depreciation and amortization expenses increased by $0.2 million which is primarily attributable to continued investment in our digital platforms to support the growth of our Digital Channels segment.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) increased by $0.1 million for the three months ended March 31, 2017, when compared to the same period in 2016. During 2017, ACL’s income from operations is higher when compared to 2016. In addition, ACL’s gross profit margin is higher when compared to 2016. The increases are a result of higher publishing revenues in percentage terms of total revenues for the period compared to the same period last year.

Interest Expense

Interest expense decreased $0.3 million for the three months ended March 31, 2107, when compared to the same period in 2016. The decrease is a result of reduced interest rates on our senior debt partially offset by higher average outstanding debt balances during the first quarter of 2017 as compared to the first quarter of 2016.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. For the three months ended March 31, 2017 and 2016, we recognized expense of $2.9 million and $8.2 million, respectively, due to changes in the fair value of our stock warrants and other derivative liabilities.

Other Income (Expense)

Other income (expense) mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the Pound relative to the U.S. dollar. As the Pound strengthens relative to the U.S. dollar, we recognize other income; and as the Pound weakens relative to the U.S. dollar, we recognize other expense. During the three months ended March 31, 2017, we recognized a foreign currency gain of $0.3 million compared to a foreign currency gain of $27,000 during the same period in 2016.

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

We recorded income tax expense of $0.2 million and $41,000 for the three-month periods ended March 31, 2017 and 2016, respectively. Our tax provision primarily relates to our U.K. operations.  We are using an effective rate of 19.25% applied to pre-tax U.K. earnings, which includes our share of ACL earnings.

Loss from Discontinued Operations, Net of Income Taxes

Our loss from discontinued operations is attributable to the wind down of our U.S. catalog/ecommerce business which occurred during 2016 and was effectively complete as of September 30, 2016. For the three-month ended March 31, 2016, our losses were $1.1 million.

ADJUSTED EBITDA

Management defines Adjusted EBITDA as earnings before income tax, depreciation and amortization, non-cash royalty expense, interest expense, non-cash exchange gains and losses on intercompany accounts, goodwill impairments, severance costs, change in fair value of stock warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate and dividends received from affiliate in excess of equity earnings of affiliate

Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material non-cash items that allows investors to analyze the operating performance of the business using the same metric management uses. The exclusion of non-cash items better reflects our ability to make investments in the business and meet obligations. Presentation of Adjusted EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. Management uses this measure to assess operating results and performance of our business, perform analytical comparisons, identify strategies to improve performance and allocate resources to our business segments. While management considers Adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with U.S. GAAP. Not all companies calculate Adjusted EBITDA in the same manner and the measure, as presented, may not be comparable to similarly-titled measures presented by other companies.

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net loss	$(6,122)	$(13,475)
Interest expense	1,886	2,205
Provision for income tax	161	41
Depreciation and amortization	873	624
Basis-difference amortization in equity earnings of affiliate	111	128
Change in fair value of stock warrants and other derivatives	2,892	8,176
Stock-based compensation	154	309
Restructuring	(615)	—
Loss from discontinued operations	—	1,073
Foreign currency exchange gain on intercompany accounts	(283)	(3)
Non-cash royalty expense	1,040	488
Adjusted EBITDA	$97	$(434)

During 2016, we changed how we are computing our Adjusted EBITDA. Previously, we were adding back content amortization and royalty expense and deducting cash invested in content to arrive at an Adjusted EBITDA. We have now aligned our adjusted EBITDA definition to our peers in our industry and to the amended definition in our credit agreement.  The revised Adjusted EBITDA adds back our non-cash royalty expense, which consists of step-up amortization and impairments on content that was acquired as of the Business Combination.

For the three-month period ended March 31, 2017, our Adjusted EBITDA improved by $0.5 million compared to the same period last year. The increase reflects our improved operating results from continuing operations after adjusting for the above non-cash expenses. The improved performance primarily results from the growth of our Digital Channels segment which is becoming a larger portion of our business and is contributing the highest profit margins. The 2017 restructuring adjustment primarily includes our gain on extinguishment of debt and certain non-recurring transaction costs totaling $0.3 million.

BALANCE SHEET ANALYSIS

Assets

Total assets at March 31, 2017 and December 31, 2016, were $126.6 million and $136.0 million, respectively. The decline of $9.3 million in assets is primarily attributed to a decrease in accounts receivable, and a decrease in cash offset by an increase in investments in content. Our accounts receivable decreased by $9.3 million because of the seasonal nature of our wholesale segment business and follows the decline in wholesale segment revenues. Our cash decreased by $3.9 million and our investments in content increased by $3.6 million.

A summary of assets by segment is as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Digital Channels	$6,593	$5,941
IP Licensing	19,454	18,648
Wholesale Distribution	95,645	102,748
Corporate	4,951	8,643
	$126,643	$135,980

Liabilities and Equity

The decrease in our liabilities and equity of $9.3 million to $126.6 million is primarily due to the net loss of $6.1 million for the three months ended March 31, 2017 that is included in accumulated deficit; along with decreases in accounts payable and accrued royalties of $7.1 million; partially offset by a $2.9 million increase in the valuation of our stock warrant and other derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash (used in) provided by operating activities	$(3,022)	$1,388
Net cash used in investing activities	(287)	(332)
Net cash used in financing activities	(640)	(613)
Effect of exchange rate changes on cash	96	(8)
Net (decrease) increase in cash	(3,853)	435
Cash at beginning of period	7,834	4,530
Cash at end of period	$3,981	$4,965

At March 31, 2017 and December 31, 2016, our cash and cash equivalents was $4.0 million and $7.8 million, respectively. During the three months ended March 31, 2017, our cash position was impacted by the following:

•

We used cash for operating activities of $3.0 million and we generated cash from operating activities of $1.4 million for the first three months of last year. We used more cash for operating activities in 2017 due to us increasing our investments in content to expand our program library. We continue to have significant short-term vendor debts, which are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity. During the first quarter of 2017, we used $1.9 million of cash to reduce accounts payable and accrued liabilities.

•

Our quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale Distribution business which is 32% to 35% weighted to the fourth quarter and (c) the increased investment in content during the first half of the year, yet investments are impacted by liquidity.

Our reported cash flow activities include the impacts of our discontinued operations. During the first quarter of 2016, our discontinued operations required a net use of cash from operating activities of $0.9 million.

We continue to realize significant growth in our Digital Channels segment. Our Digital Channels revenues increased 103.7% to $6.0 million during the three months ended March 31, 2017 as compared to the same period in 2016. After cost of sales and operating expenses, our Digital Channels segment contributed $2.6 million of income from continuing operations during the first quarter of 2017 compared to $1.0 million last year. Our expectation is that our digital channels will continue to grow, however there is no assurance that this will occur.

In October 2016, we refinanced our senior debt. In January 2017, we expanded our senior debt by $8.0 million, which we used to repay our subordinated notes payable. In addition to providing us liquidity, the new senior loan facility helps us address our liquidity constraints going forward in three ways: (1) it bears a substantially lower cash-interest rate that is approximately 800 basis points lower than before, (2) there are no required principal payments until 2019, and (3) the financial covenants have been reset to less restrictive levels that provide us the necessary flexibility to invest in our operations.

In 2016, we also took actions to improve our operating results and Adjusted EBITDA by exiting certain non-core operations that have been generating losses. During December 2015, we approved and implemented a plan to close our Acacia catalog operations. The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to USA (see our Discontinued Operations disclosure above). During 2016, our U.S. catalog/ecommerce business was fully transitioned to USA and we do not anticipate future losses from this line of business.

We believe that our current cash at March 31, 2017, combined with our additional borrowing in January 2017 will be sufficient to meet our operating liquidity, capital expenditure and debt repayment requirements for at least the next one year from the date of issuance of these financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of March 31, 2017 and December 31, 2016, we had cash of $4.0 million and $7.8 million, respectively.

Senior Term Notes

On October 14, 2016, we entered into a $65.0 million Credit and Guaranty Agreement (the AMC Credit Agreement) with Digital Entertainment Holdings LLC, a wholly owned subsidiary of AMC Networks Inc. (or AMC). The proceeds received were used to repay our prior senior secured term notes of $55.1 million, including accrued interest, and transaction expenses of approximately $1.7 million, which includes a prepayment penalty of $0.8 million. Initially, the AMC Credit Agreement consisted of (i) a term loan tranche in the principal amount of $5.0 million (or Tranche A Loan), which was due October 14, 2017, but was recently amended to June 30, 2019, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest is payable quarterly whereby 4.0% is payable in cash and the balance is payable in shares of common stock determined using a per-share value of $3.00 per share. The loan is secured by a lien on substantially all of our consolidated assets.

On January 30, 2017, we amended the AMC Credit Agreement and borrowed an additional $8.0 million, thereby increasing our Tranche A loan from $5.0 million to $13.0 million. We also extended the maturity date for our Tranche A loan from October 14, 2017 to June 30, 2019. The additional $8.0 million borrowed was used to repay prior debt obligations under the subordinated notes payable. When doing so, we did not incur a prepayment penalty. This amendment also changed certain debt covenant ratios to reflect the extended maturity date and the increase of the Tranche A loan balance.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of warrants. We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants.

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of March 31, 2017, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

Subordinated Notes Payable

In October 2012, we issued unsecured subordinated promissory notes in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). On May 20, 2015, and in connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire approximately 855,000 shares of common stock. The notes bore interest at 12.0% per annum, except for a two-year period ending December 31, 2016, whereby the interest rate was adjusted to 1.5% per annum. Each year, we paid 45% of the interest due in cash and added the remaining of 55% to the subordinated note balance. On January 31, 2017, we repaid the outstanding principal and interest on these subordinated notes in full.

Preferred Stock

On May 20, 2015, we closed a transaction in which we sold 31,046 shares of preferred stock and warrants to acquire 3.1 million shares of common stock (the 2015 Warrants) for $22.5 million in cash and the exchange of $8.5 million in subordinated notes. Of the preferred shares and warrants sold, 16,500 shares of preferred stock and warrants to acquire 1.7 million shares of common stock were sold to certain board members or their affiliated companies. We used $10.0 million of the cash proceeds from this sale to make partial payment on our senior notes payable and approximately $1.9 million for prepayment penalties, legal and accounting fees, which include fees associated with our registration statement filed in July 2015 and other expenses associated with the transaction. The balance of the net cash proceeds was used for content investment and working capital purposes. Of the fees incurred, $0.9 million was recorded against the proceeds received, $0.5 million was recorded as additional debt discounts, $0.2 million was included as interest expense and the balance was included in other expense.

On October 14, 2016 and concurrent with the close of the AMC Credit Agreement, we amended our preferred stock such that we were able to classify our preferred stock and its embedded conversion feature within our shareholders’ equity. Prior to the amendment, our preferred stock and its embedded conversion feature were recorded on our consolidated balance sheet outside of shareholders’ equity. The amended terms are disclosed below.

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the three months ended March 31, 2017 and 2016, we recognized accretion of $0.4 million and $1.1 million, respectively. Accretion includes cumulative preferred dividends. As of March 31, 2017, the accumulated unpaid dividends on preferred stock were $4.9 million. During the three months ended March 31, 2017 and 2016 accumulated unpaid dividends increased by $0.7 million (or $22.60 per share of preferred stock) and $0.6 million (or $20.52 per share of preferred stock), respectively.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of March 31, 2017, we had entered into licensing and distribution agreements for which we are obligated to pay $10.4 million once the related content has been delivered.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 23, 2017.

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

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 23, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2017, there have been no material changes to the risk factors set forth in that Form 10-K.

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

RLJ ENTERTAINMENT, INC.

Date:	May 11, 2017	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2017	By:	/S/ NAZIR ROSTOM
Nazir Rostom
Chief Financial Officer
(Principal Financial and Accounting Officer)