Form 10-Q
period 2017-06-30
RLJ ENTERTAINMENT, INC.
filed 2017-08-10
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on August 3, 2017:  13,559,204

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 (unaudited) and December 31, 2016

	June 30,	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Cash	$12,247	$7,834
Accounts receivable, net	10,858	19,569
Inventories, net	5,901	6,215
Investments in content, net	65,384	60,737
Prepaid expenses and other assets	1,317	798
Property, equipment and improvements, net	1,268	1,336
Equity investment in affiliate	17,595	16,491
Other intangible assets, net	8,353	9,309
Goodwill	13,857	13,691
Total assets	$136,780	$135,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$10,766	$11,995
Accrued royalties and distribution fees	46,883	55,614
Deferred revenue	2,183	2,152
Debt, net of discounts and debt issuance costs	50,629	42,053
Deferred tax liability	1,803	1,715
Stock warrant and other derivative liabilities	13,146	9,763
Total liabilities	125,410	123,292
Commitments and contingencies (see Note 13)
Shareholders' Equity
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued; 15,198 shares outstanding at June 30, 2017 and 30,198 shares outstanding at December 31, 2016; liquidation preference of $17,993 at June 30, 2017 and $34,366 at December 31, 2016	19,872	38,708
Common stock, $0.001 par value, 250,000,000 shares authorized, 13,510,254 shares issued and outstanding at June 30, 2017; and 5,240,085 shares issued and outstanding at December 31, 2016	14	5
Additional paid-in capital	129,961	106,059
Accumulated deficit	(134,615)	(127,388)
Accumulated other comprehensive loss	(3,862)	(4,696)
Total shareholders' equity	11,370	12,688
Total liabilities and shareholders' equity	$136,780	$135,980

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2017	2016	2017	2016
Revenues	$18,833	$15,790	$32,720	$33,531
Cost of sales
Content amortization and royalties	6,261	6,725	12,329	15,070
Manufacturing and fulfillment	2,829	4,298	5,881	8,606
Total cost of sales	9,090	11,023	18,210	23,676
Gross profit	9,743	4,767	14,510	9,855

Selling expenses	2,875	2,222	5,159	4,346
General and administrative expenses	4,716	4,650	9,239	9,495
Depreciation and amortization	904	645	1,777	1,269
Total operating expenses	8,495	7,517	16,175	15,110
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,248	(2,750)	(1,665)	(5,255)

Equity earnings of affiliate	869	709	1,420	1,208
Interest expense, net	(2,152)	(2,190)	(4,038)	(4,395)
Change in fair value of stock warrants and other derivatives	(491)	5,993	(3,383)	(2,184)
(Loss) Gain on extinguishment of debt	(425)	—	470	—
Other income (expense), net	161	(757)	445	(730)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(790)	1,005	(6,751)	(11,356)
Provision for income taxes	(315)	—	(476)	(41)
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(1,105)	1,005	(7,227)	(11,397)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(1,179)	—	(2,252)
NET LOSS	(1,105)	(174)	(7,227)	(13,649)
Accretion on preferred stock	(379)	(1,164)	(756)	$(2,290)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,484)	$(1,338)	$(7,983)	$(15,939)
Net loss per common share attributable to common shareholders:
Continuing operations	$(0.24)	$(0.04)	$(1.40)	$(3.13)
Discontinued operations	—	(0.27)	—	(0.51)
Basic and diluted net loss per common share attributable to common shareholders	$(0.24)	$(0.31)	$(1.40)	$(3.64)

Weighted average shares outstanding:
Basic and diluted	6,196	4,373	5,691	4,373

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(1,105)	$(174)	$(7,227)	$(13,649)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	782	(1,400)	834	(1,959)
Total comprehensive loss	$(323)	$(1,574)	$(6,393)	$(15,608)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Six months ended June 30, 2017

		Common Stock		Additional		Accumulated Other
(In thousands)	Preferred Stock	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total Equity
Balance at January 1, 2017	$38,708	5,240	$5	$106,059	$(127,388)	$(4,696)	$12,688
Issuance of restricted common stock for services	—	70	—	—	—	—	—
Issuance of common stock to AMC for interest	—	609	1	1,688	—	—	1,689
Exercise of warrants for common stock	—	1,685	2	2,872	—	—	2,874
Conversion of preferred stock	(19,592)	5,906	6	19,586	—	—	—
Accretion on preferred stock	756	—	—	(756)	—	—	—
Stock-based compensation	—	—	—	512	—	—	512
Foreign currency translation	—	—	—	—	—	834	834
Net loss	—	—	—	—	(7,227)	—	(7,227)
Balance at June 30, 2017	$19,872	13,510	$14	$129,961	$(134,615)	$(3,862)	$11,370

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,227)	$(13,649)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity earnings of affiliate	(1,420)	(1,208)
Content amortization and royalties	12,329	15,225
Depreciation and amortization	1,777	2,242
Foreign currency exchange (gain) loss	(475)	824
Fair value adjustment of stock warrant and other derivative liabilities	3,383	2,184
Non-cash interest expense	3,221	1,030
Gain on extinguishment of debt	(470)	—
Stock-based compensation expense	512	637
Dividends received from affiliate	1,243	1,701
Changes in assets and liabilities:
Accounts receivable, net	8,859	13,126
Inventories, net	416	3,166
Investments in content, net	(25,584)	(17,061)
Prepaid expenses and other assets	(494)	1,117
Accounts payable and accrued liabilities	(373)	(7,049)
Deferred revenue	31	(214)
Net cash (used in) provided by operating activities	(4,272)	2,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(816)	(743)
Net cash used in investing activities	(816)	(743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from AMC to amend debt	18,000	—
Proceeds from exercise of warrants	28	—
Repayment of debt	(8,618)	(1,225)
Payment of debt modification costs	(71)	—
Net cash provided by (used in) financing activities	9,339	(1,225)
Effect of exchange rate changes on cash	162	(176)
NET INCREASE (DECREASE) IN CASH:	4,413	(73)
Cash at beginning of period	7,834	4,530
Cash at end of period	$12,247	$4,457

See accompanying notes to consolidated financial statements.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (RLJE or the Company) is a premium digital channel company serving distinct audiences through its proprietary subscription-based digital channels, Acorn TV and UMC or Urban Movie Channel, and a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America. RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.” Acorn Media includes its U.K. subsidiaries RLJ Entertainment Ltd (or RLJE Ltd.), Acorn Media Enterprises Limited (or AME), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

We acquire content rights in various categories including, British mysteries and dramas, content targeting urban audiences and full-length independent motion pictures. We acquire content in three ways:

•	through long-term exclusive licensing agreements where we secure multiple rights to third-party programs;
•	through development, production and ownership of original drama television programming through our wholly-owned subsidiary, AME, and our 64%-owned equity method investee, ACL; and
•	through both acquired and original programming licensed and produced for our proprietary UMC subscription streaming service.

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

Our Digital Channels segment includes the subscription-based sale of video content directly and through third-party distribution to consumers through our digital channels, such as Acorn TV and UMC.

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (or USA) whereby USA took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. Under the licensing agreement, USA became the official, exclusive, direct-to-consumer seller of U.S. Acorn product through catalogs and ecommerce. As such, USA received the rights to the Acorn catalog and related website for an 18-month period. In May 2017, we amended the agreement and extended the licensing term through March 31, 2020. To facilitate the transfer of the catalog to USA, we granted USA access to the catalog’s customer list and the Acorn brand. Going forward, we will also endeavor to provide USA with an exclusivity period for new Acorn releases. USA is responsible for all costs associated with their efforts. On an annual basis, USA will purchase from us a minimum of $1.2 million of inventory (Acorn video content) at pricing that is consistent with wholesale pricing. We also agreed to a one-time transfer of certain existing inventory to USA at cost. Further, we have been given meaningful consultation rights regarding sales prices of Acorn content listed in the catalog.

In addition to purchasing inventory from us, USA makes royalty payments to us for the various rights we have licensed. Further, all customer and marketing data obtained during the license period shall be jointly owned by both companies. During the six months ended June 30, 2017, our Wholesale segment recognized revenues of $1.4 million from its sale of inventory to USA. There were no sales to USA during the six months ended June 30, 2016.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S‑X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 23, 2017 (or 2016 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2016 Form 10-K contains a summary of our significant accounting policies. As of June 30, 2017, we have made no material changes to our significant accounting policies disclosed in our 2016 Form 10-K.

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments. The carrying amount of our debt under our senior credit agreement approximates its fair value as it bears interest at market rates of interest after taking into consideration its debt discount.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period. For the periods reporting a net loss, diluted loss per share is equivalent to basic loss per share, as inclusion of common share equivalents would be anti-dilutive.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Liquidity

For the six months ended June 30, 2017 and 2016, we recognized a net loss of $7.2 million and $13.6 million, respectively. We used $4.3 million of cash for operating activities during the six months ended June 30, 2017. During the six months ended June 30, 2016, we generated $2.1 million of cash from operating activities. At June 30, 2017, our cash balance was $12.2 million. At June 30, 2017, we had $50.6 million of term debt outstanding (see Note 7, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures to acquire new content that allows us to generate revenues and margins sufficient to meet our obligations.

We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 86.0% to $12.4 million during the six months ended June 30, 2017 as compared to the same period in 2016 (see Note 2, Segment Information). After cost of sales and operating expenses, our Digital Channels segment contributed $4.9 million of income from continuing operations during the first half of 2017 compared to $2.3 million last year. Our expectation is that our digital channels will continue to grow, although there is no assurance that this will occur.

On October 14, 2016, we refinanced our senior debt (see Note 7, Debt). In January 2017, to repay our subordinated notes payable, we amended our senior debt and borrowed an additional $8.0 million. In June 2017, we expanded our senior debt and borrowed an additional $10.0 million. The proceeds received are available for working capital purposes, including the acquisition of content. In addition to providing us liquidity, the amended senior loan facility helps us address our liquidity constraints going forward in three ways: (1) it eliminates cash interest payments, which were 12% prior to October 14, 2016 and 4% through March 31, 2017, (2) there are no required principal payments until 2020, and (3) the financial covenants have been reset to less restrictive levels that provide us the necessary flexibility to invest in our operations.

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

We believe that our current cash at June 30, 2017, will be sufficient to meet our operating liquidity, capital expenditure and debt repayment requirements for at least the next one year from the date of issuance of these financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Major classes of line items constituting loss from discontinued operations, net of income taxes are:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenues	$—	$2,078	$—	$7,143
Cost of Sales
Royalty expense	—	(49)	—	(155)
Manufacturing and fulfillment	—	(1,657)	—	(5,691)
Selling expenses	—	(716)	—	(2,213)
General and administrative expenses	—	(174)	—	(364)
Depreciation and amortization	—	(661)	—	(972)
Loss before provision for income taxes	—	(1,179)	—	(2,252)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of income taxes	$—	$(1,179)	$—	$(2,252)

There are no income taxes allocable to the discontinued operations as the discontinued operations reside in the U.S. for which there is no tax provision as a result of the overall U.S. operating loss for tax purposes.

Operating and investing cash flows of the discontinued operations are as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations	$—	$(2,252)
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Royalty expense	—	155
Depreciation and amortization	—	972
Stock-based compensation expense	—	27
Changes in assets and liabilities:
Accounts receivable, net	—	687
Inventories, net	—	2,009
Investments in content, net	—	(155)
Prepaid expenses and other assets	—	944
Accounts payable and accrued liabilities	—	(4,603)
Deferred revenue	—	(626)
Net cash used in operating activities of discontinued operations	$—	$(2,842)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$—	$(5)
Net cash used in investing activities of discontinued operations	$—	$(5)

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

Management currently evaluates segment performance based primarily on revenues and operating income (loss), including earnings from ACL. Operating costs and expenses exclude costs related to depreciation and amortization. Operating costs and expenses attributable to our Corporate segment include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments and include costs associated with RLJE’s corporate functions such as finance and accounting, human resources, legal and information technology departments. Interest expense, change in the fair value of stock warrants and other derivatives, other income (expense) and provision for income taxes are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

The segment results exclude our discontinued operations. During 2016, we reclassified our U.K. mail-order catalog and ecommerce businesses into our Wholesale Distribution segment. As a result, for the three months ended June 30, 2016, we reclassified revenues of $0.3 million, operating costs and expenses of $0.4 million and depreciation and amortization of $21,000. For the six months ended June 30, 2016, we reclassified revenues of $0.9 million, operating costs and expenses of $1.2 million and depreciation and amortization of $36,000.

The tables below summarize the segment contribution for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$6,439	$2	$12,392	$—	$18,833
Operating costs and expenses	(3,965)	(136)	(9,856)	(2,724)	(16,681)
Depreciation and amortization	(227)	(31)	(498)	(148)	(904)
Share in ACL earnings	—	869	—	—	869
Segment contribution income (loss)	$2,247	$704	$2,038	$(2,872)	$2,117

	Three Months Ended June 30, 2016
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$3,741	$—	$12,049	$—	$15,790
Operating costs and expenses	(2,324)	(120)	(12,622)	(2,829)	(17,895)
Depreciation and amortization	(144)	(36)	(349)	(116)	(645)
Share in ACL earnings	—	709	—	—	709
Segment contribution income (loss)	$1,273	$553	$(922)	$(2,945)	$(2,041)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following tables summarize the segment contribution for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$12,404	$4	$20,312	$—	$32,720
Operating costs and expenses	(7,079)	(229)	(19,412)	(5,888)	(32,608)
Depreciation and amortization	(430)	(63)	(991)	(293)	(1,777)
Share in ACL earnings	—	1,420	—	—	1,420
Segment contribution income (loss)	$4,895	$1,132	$(91)	$(6,181)	$(245)

	Six Months Ended June 30, 2016
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$6,669	$26	$26,836	$—	$33,531
Operating costs and expenses	(4,149)	(236)	(27,405)	(5,727)	(37,517)
Depreciation and amortization	(268)	(70)	(693)	(238)	(1,269)
Share in ACL earnings	—	1,208	—	—	1,208
Segment contribution income (loss)	$2,252	$928	$(1,262)	$(5,965)	$(4,047)

A reconciliation of total segment contribution (loss) to income (loss) from continuing operations before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Segment contribution income (loss)	$2,117	$(2,041)	$(245)	$(4,047)
Interest expense, net	(2,152)	(2,190)	(4,038)	(4,395)
Change in fair value of stock warrants and other derivatives	(491)	5,993	(3,383)	(2,184)
(Loss) Gain on extinguishment of debt	(425)	—	470	—
Other income (expense), net	161	(757)	445	(730)
(Loss) Income from continuing operations before provision for income taxes	$(790)	$1,005	$(6,751)	$(11,356)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment, excluding assets of discontinued operations, are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Digital Channels	$5,181	$5,941
IP Licensing	18,649	18,648
Wholesale Distribution	99,581	102,748
Corporate	13,369	8,643
	$136,780	$135,980

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

We account for our investment in ACL using the equity method of accounting because (1) Acorn Media is only entitled to appoint one-half of ACL’s board members and (2) in the event the board is deadlocked, the chairman of the board, who is appointed by the directors elected by the minority shareholders, casts a deciding vote.

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million. This step-up basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046. We are amortizing the basis difference through 2046 using the straight-line method. Basis difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations; however, this amortization is not included within ACL’s financial statements presented below.

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenues	$3,094	$3,514	$6,954	$10,851
Film cost amortization	(183)	(832)	(1,915)	(5,625)
General, administrative and other expenses	(989)	(1,054)	(1,830)	(2,170)
Income from operations	$1,922	$1,628	$3,209	$3,056
Net income	$1,535	$1,306	$2,561	$2,449

ACL's functional currency is the British Pound Sterling (the Pound). Amounts have been translated from the Pound to U.S. dollar using the average exchange rate for the periods presented.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable are primarily derived from: (1) subscription revenues, which are processed by merchant banks or our channel partners such as Amazon, that have not cleared our bank as of period end, (2) video content we license to broadcast, cable/satellite providers and digital subscription platforms like Netflix, and (3) the sale of physical content to retailers and wholesale distributors and U.K. ecommerce and catalog sales. Our accounts receivable typically trends with retail seasonality.

	June 30,	December 31,
(In thousands)	2017	2016
Digital Channels	$2,224	$2,200
Wholesale Distribution	11,356	22,231
Accounts receivable before allowances and reserves	13,580	24,431
Less: reserve for returns	(2,577)	(4,817)
Less: allowance for doubtful accounts	(145)	(45)
Accounts receivable, net	$10,858	$19,569

Wholesale Distribution receivables are partially billed and collected by our U.S. distribution facilitation partner, Sony Pictures Home Entertainment (or SPHE). Each quarter, SPHE preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and SPHE. Amounts vary and tend to be seasonal following our sales activity. As of June 30, 2017, we owed SPHE $5.9 million for receivables settled at quarter end. As of December 31, 2016, we owed SPHE $5.6 million for receivables settled as of year‑end. The Wholesale Distribution receivables are reported net of amounts owed to SPHE as these amounts are offset against each other when settling.

As of June 30, 2017, the net Wholesale Distribution payables due to SPHE were $1.9 million, which is included in accounts payable and accrued liabilities. As of December 31, 2016, the net Wholesale Distribution receivables with SPHE were $4.3 million, which is included in accounts receivable.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 5. INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Packaged discs	$5,392	$5,601
Packaging materials	330	452
Other merchandise	179	162
Inventories, net	$5,901	$6,215

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $9.3 million as of June 30, 2017 and $10.0 million as of December 31, 2016. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the six months ended June 30, 2017 and 2016, we recorded impairment charges of $0.5 million and $1.2 million, respectively. During the three months ended June 30, 2017 and 2016, we recorded impairment charges of $0.1 million and $0.9 million, respectively. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6. INVESTMENTS IN CONTENT

	June 30,	December 31,
(In thousands)	2017	2016
Released	$48,847	$48,593
Completed, not released	13,386	8,453
In-production	3,151	3,691
Investments in content, net	$65,384	$60,737

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. For the three months ended June 30, 2017 and 2016, impairment charges were $0.3 million and $1.4 million, respectively. For the six months ended June 30, 2017 and 2016, impairment charges were $0.6 million and $1.7 million, respectively. These charges are included in cost of sales as part of content amortization and royalties.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 7. DEBT

Debt consists of the following:

	Maturity	Interest	June 30,	December 31,
(In thousands)	Date	Rate	2017	2016
Senior secured term notes with AMC:
Tranche A Loan	Beginning June 30, 2020	7.0%	$23,000	$5,000
Tranche B Loan	Beginning October 14, 2021	6.0%	54,999	60,000
Less: debt discount			(27,370)	(31,565)
Total senior-term notes, net of discount			50,629	33,435
Subordinated notes payable to prior Image Shareholders	Repaid January 31, 2017	1.5% through 2016 then 12%	—	8,618
Debt, net of discount			$50,629	$42,053

Future minimum principal payments as of June 30, 2017 are as follows:

(In thousands)	Senior Notes
Remainder of 2017	$—
2018	—
2019	—
2020	13,000
2021	25,000
2022	30,000
2023	9,999
$77,999

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

The proceeds received from the AMC Credit Agreement were used to repay our prior senior secured term notes of $55.1 million, including accrued interest, and transaction expenses of approximately $1.7 million, which includes a prepayment penalty of $0.8 million. Initially, the AMC Credit Agreement consisted of (i) a term loan tranche in the principal amount of $5.0 million (or Tranche A Loan), which was due on October 14, 2017, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest is payable quarterly whereby 4.0% was payable in cash and the balance is payable in shares of common stock determined using a per-share value of $3.00. The loan is secured by a lien on substantially all of our consolidated assets.

On January 30, 2017, to repay prior debt obligations under the subordinated notes payable we amended the AMC Credit Agreement and borrowed an additional $8.0 million, thereby increasing our Tranche A Loan from $5.0 million to $13.0 million. We also extended the maturity date for our Tranche A Loan from October 14, 2017 to June 30, 2019. When doing so, we did not incur a prepayment penalty.

On June 16, 2017, to fuel the growth of our business we expanded the AMC Credit Agreement and borrowed an additional $10.0 million, thereby increasing our Tranche A Loan from $13.0 million to $23.0 million. Further, we extended the maturity date for

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

our Tranche A Loan from June 30, 2019 to beginning on June 30, 2020. We also amended the payment provisions regarding interest whereby all interest is now settled with shares of common stock at $3.00 per share beginning as of April 1, 2017. The additional $10.0 million borrowed is available for working capital purposes, including the acquisition of content. This amendment also changed certain debt covenant ratios to reflect the extended maturity date and the increase of the Tranche A Loan balance.

Concurrent with the June amendment, RLJ SPAC Acquisition, LLC converted all of its preferred stock holdings into shares of common stock (see Note 8, Redeemable Convertible Preferred Stock and Equity) and AMC exercised a portion of their warrants (see Note 9, Stock Warrants) that resulted in the Tranche B Loan principal reduction of $5.0 million. This reduction in principal did not result in a prepayment penalty.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of the warrants (see Note 9, Stock Warrants). We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants. The Tranche A Loan is not subject to prepayment penalties.

The AMC Credit Agreement contains certain financial and non-financial covenants. Financial covenants are assessed annually and are based on Consolidated Adjusted EBITDA, as defined in the AMC Credit Agreement. Financial covenants vary by fiscal year and generally become more restrictive over time.

Financial covenants include the following:

	Fiscal Year Ending December 31, 2016	Fiscal Year Ending December 31, 2017	Fiscal Year Ending December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	6.00 : 1.00	5.75 : 1.00	4.00 : 1.00	Ranges from 3.75 : 1.00 to 2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.75 : 1.00	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

The AMC Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees; violation of covenants; inaccuracy of representations and warranties; bankruptcy and insolvency events; material judgments; cross defaults to certain other contracts (including, for example, business arrangements with our U.S. distribution facilitation partner and other material contracts); and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise). The occurrence of an event of default would increase the applicable rate of interest and could result in the acceleration of our obligations under the AMC Credit Agreement.

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of June 30, 2017, we were in compliance with all covenants as stipulated in the AMC Credit Agreement.

Concurrent with entering into the AMC Transaction, we issued the AMC Warrants to acquire shares of our common stock. The first warrant is for 5.0 million shares of common stock, of which 1.7 million shares were exercised in June 2017, and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions, and may be exercised on a non-cash basis at AMC’s discretion.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the six months ended June 30, 2017 and 2016, we recognized accretion of $0.8 million and $2.3 million, respectively. Accretion includes cumulative preferred dividends. As of June 30, 2017, the accumulated unpaid dividends on preferred stock were $2.8 million. During the six months ended June 30, 2017 and 2016 accumulated dividends increased by $1.3 million (or $45.90 per share of preferred stock) and $1.3 million (or $42.61 per share of preferred stock), respectively.

During 2016, two preferred shareholders converted a total of 849 shares of preferred stock and $0.1 million of accumulated dividends into 312,000 shares of common stock. During June 2017, the largest preferred shareholder (RLJ SPAC Acquisition, LLC) converted a total of 15,000 shares of preferred stock and $2.7 million of accumulated dividends into 5.9 million shares of common stock.

In 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the 2015 Warrants (see Note 9, Stock Warrants). The registration statement was declared effective in July 2015 and amended in 2016. If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million. We will use our best efforts to keep the registration statement effective.

Share-Based Compensation

Our share-based compensation consists of awards of restricted stock, restricted stock units, performance stock units and stock options. During the six months ended June 30, 2017, 807,131 shares of restricted stock-based awards and 1.4 million options were granted to executive officers and directors, 127,837 shares vested and 2,000 shares were forfeited due to employee terminations. The restricted stock-based awards were fair valued on the date of grant at $2.40 per share using the closing price of the common stock on the grant date. The restricted stock-based awards generally vest over a three to four-year period for executive officers and a one-year period for directors. The restricted stock units generally vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria.

The option grants in 2017 include an option to purchase 700,000 shares of common stock with an exercise price of $2.66 per share vesting in two years and an option to purchase 700,000 shares of common stock with an exercise price of $3.00 per share vesting in four years. The options were fair valued at $1.90 per share using the Black Scholes model. Inputs into the model were the stock price of $2.66 at the time of grant, the exercise price, the risk-free interest rate of 1.97%, expected volatility of 75% and the expected terms, which were 7.0 years and 8.4 years. The expected term for the option with an exercise price of $2.66 was estimated as the average of its vesting term of two years and its contractual term of 10 years. The expected term of the other option was estimated by using a lattice model that took into consideration the vesting term, the contractual term of 10 years, post-vesting exercise behavior and the award’s exercise price relative to the current fair value of a share of common stock.

Compensation expense relating to our share-based grants for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively. Compensation expense relating to our share-based grants for the six months ended June 30, 2017 and 2016 was $0.5 million and $0.6 million, respectively. Compensation expense related to share-based grants is included in general and administrative expenses. As of June 30, 2017, unrecognized share-based compensation expense relating to the service awards of $3.6 million is expected to be expensed ratably over the remaining vesting period 1.6 years. Unrecognized compensation expense relating to the performance awards of $1.9 million is expected to be expensed ratably over the remaining weighted-average vesting period of 2 years. Expense associated with our performance award is contingent upon achieving specified financial criteria and upon certification by the Compensation Committee of the satisfaction of such performance criteria based upon our audited financial

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

statements for 2017, 2018, 2019 and 2020. The above unrecognized stock-based compensation expense assumes that the performance awards will vest at 100% (or 0.5 million shares). However, the possible range of vesting is between zero and 1.0 million shares.

Assuming 100% vesting for all awards, we expect to recognize $2.2 million of compensation expense in the next 12 months.

During the six months ended June 30, 2016, no shares of restricted stock-based awards were granted, 192,501 shares vested and 6,231 shares were forfeited based upon the failure to achieve the 2015 performance criteria. A summary of the restricted stock-based award activity since December 31, 2016 is as follows:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2016	409	$1.92	—	$—
Granted	307	$2.40	500	$2.40
Vested	(128)	$2.06	—	$—
Forfeited	(2)	$1.92	—	$—
Non-vested shares at June 30, 2017	586	$2.17	500	$2.40

NOTE 9. STOCK WARRANTS

As of June 30, 2017, outstanding warrants to purchase shares of common stock are as follows:

	June 30, 2017
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
AMC Unregistered warrants	18,333	$3.00	5.4 years
2015 Unregistered warrants	3,086	$2.27	2.9 years
2012 Warrants:
Registered warrants	5,125	$36.00	0.3 year
Sponsor warrants	1,272	$36.00	0.3 year
Unregistered warrants	617	$36.00	0.3 year
	28,433

Concurrent with entering into the AMC Credit Agreement, we issued AMC three warrants (the AMC Warrants) to acquire shares of our common stock at $3.00 per share. The first warrant is for 5.0 million shares of common stock, of which 1.7 million shares were exercised in June 2017, and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions, and may be exercised on a non-cash basis at AMC’s discretion.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

common stock. Because of the October 14, 2016 amendment, we began accounting for the 2015 Warrants as equity awards and reclassified the carrying balance of the warrants to shareholders’ equity.

In June 2017, a warrant holder exercised a warrant for 18,000 shares with an exercise price of $1.50. We received cash proceeds of $28,000.

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

NOTE 10. FAIR VALUE MEASUREMENTS

Stock Warrant and Other Derivative Liabilities

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

We determined the fair value of the AMC Tranche C warrant using a lattice model, which is classified as Level 3 within in the fair-value hierarchy. Inputs to the model include our publicly-traded stock price, our stock volatility, the risk-free interest rate and contractual terms of the warrant (which are remaining life of the warrant, exercise price and assumptions pertaining to increasing the number of acquirable shares of common stock to achieve 50.1% ownership). We use the closing stock price of our common stock to compute stock volatility. To quantify and value the possibility of increasing the number of acquirable shares, management took into consideration its current capital structure, the impact of the 20% penalty if we were to fail to meet certain equity issuance conditions, and management’s best estimates of the likelihood of being subject to the 20% penalty. The AMC Tranche C warrant was valued at $13.1 million as of June 30, 2017 and $9.8 million as of December 31, 2016. During the current year, the AMC Tranche C warrant increased in value as a result of an increase in our common stock price.

We determined the fair value of our 2012 Warrants using a Monte Carlo simulation model. Because the warrants are so far out-of-the-money (exercise price is $36.00 per share) and as they approach their expiration date (which is October 2017) their fair value is effectively zero as of December 31, 2016 and June 30, 2017.

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

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$13,146	$13,146

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$9,763	$9,763

The following tables include a roll-forward of our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Six Months Ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2016	$—	$—	$9,763	$9,763
Change in fair value	—	—	3,383	3,383
Stock warrants at June 30, 2017	$—	$—	$13,146	$13,146

	Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252
Change in fair value	—	—	722	722
Stock warrants at June 30, 2016	$—	$—	$2,974	$2,974

	Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426
Change in fair value	—	—	1,461	1,461
Embedded conversion feature at June 30, 2016	$—	$—	$9,887	$9,887

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

	Six Months Ended June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$778	$778	$595

	Six Months Ended June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$339	$339	$1,725

During the six months ended June 30, 2017 and 2016, the investments in content were impaired by $0.6 million and $1.7 million, respectively. In determining the fair value of our investments in content, we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11. NET INCOME (LOSS) PER COMMON SHARE

We have outstanding warrants to acquire 28.4 million and 10.1 million shares of common stock as of June 30, 2017 and 2016, respectively, which are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

During periods of reported net losses from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the three months ended June 30, 2017 and 2016, we have weighted average

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

unvested shares of 1.3 million and 0.3 million, respectively, of compensatory stock options and restricted share-based awards that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive. For the six months ended June 30, 2017 and 2016, we had weighted average unvested shares of 0.9 million and 0.2 million respectively, of compensatory stock options and restricted share-based awards that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

When dilutive, we include in our computation of diluted loss per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the three and six months ended June 30, 2017 and 2016, we excluded 5.9 million and 11.2 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive.

NOTE 12. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash paid during the period for:
Interest	$1,592	$3,285
Income taxes	$30	$93
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$—	$832
Non-cash investing and financing activities:
Accretion on preferred stock	$756	$2,290
Common stock issued to AMC as payment for prior year interest expense	$158	$—
Conversion of preferred stock into shares of common	$19,592	$—
Exercise of AMC warrant and reduction of senior debt	$2,847	$—
Interest payable on subordinated notes converted to principal	$—	$72
Capital expenditures accrued for in accounts payable and accrued liabilities	$400	$418

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

NOTE 14. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

During the six months ended June 30, 2017 and 2016, we paid ACL $0.1 million and $2.8 million, respectively, for distribution rights for three titles, two of which were released as of December 31, 2016 and one which was released in 2017. As we recognize revenues from these titles, and all other titles, we amortize our content advances resulting in the recognition of content amortization and royalty expense. For the three and six months ended June 30, 2017, we recognized content amortization and royalty expense of $0.1 million; and $0.2 million, respectively. For the three and six months ended June 30, 2016, we recognized content amortization and royalty expense of $0.2 million and $0.3 million, respectively. This amortization is included in our cost of sales as content amortization and royalties. As of June 30, 2017, our remaining unamortized content advance is $1.6 million.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

ACL paid dividends to RLJE Ltd. of $1.2 million during the three and six months ended June 30, 2017 and $1.7 million during the three and six months ended June 30, 2016. We record dividends received as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia. As of June 30, 2017, Acorn Media had lent its U.K. subsidiaries approximately $3.6 million and its Australian subsidiary approximately $3.3 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the Pound and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended June 30, 2017, we recognized foreign currency gains of $0.2 million and during the three months ended June 30, 2016 we recognized foreign currency losses of $0.8 million. During the six months ended June 30, 2017, we recognized foreign currency gains of $0.5 million and during the six months ended June 30, 2016, we recognized foreign currency losses of $0.8 million.

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

In June 2017, RLJ SPAC Acquisition, LLC converted its 15,000 shares of preferred stock and accumulated dividends and received 5.9 million shares of common stock.

NOTE 15. SUBSEQUENT EVENT

In July 2017, we made a dividend payment of $0.4 million to our preferred shareholders.

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

OVERVIEW

General

RLJ Entertainment, Inc. (RLJE or the Company) is a premium digital channel company serving distinct audiences through its proprietary subscription-based digital channels, Acorn TV and Urban Movie Channel (or UMC), and a direct presence in North America, the United Kingdom (or U.K.) and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America. RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.” Acorn Media includes its U.K. subsidiaries RLJ Entertainment Ltd, Acorn Media Enterprises Limited (or AME), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL).  References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

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

We acquire content rights in various categories, with particular focus on British mysteries and dramas, urban programming and full-length independent motion pictures. We also develop, produce and own original programming primarily through our wholly-owned subsidiary, AME, our 64%-owned equity method investee, ACL and UMC. We control an extensive program library in genres such as British mysteries and dramas, urban/African-American, action/thriller and horror, fitness/lifestyle and long-form documentaries.

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

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (or USA) whereby USA took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During the quarter ended June 30, 2016, we also electronically distributed our last Acacia catalogs. As a result of these actions, we have classified the U.S. catalog/ecommerce business as discontinued operations. For the majority of 2016, these businesses were included in our Digital Channels segment. In the fourth quarter of 2016, we reclassified our remaining U.K. catalog/ecommerce business from our Digital Channels segment to our Wholesale Distribution segment to reflect adjustments we made internally in terms of how we are viewing and managing our operations after the disposal of our U.S. ecommerce/catalog business. The reclassification for both our U.S. and U.K. catalog and ecommerce businesses were made retroactively for all periods presented.

HIGHLIGHTS

Highlights and significant events for the three months ended June 30, 2017 and 2016 are as follows:

•	Digital Channels paying subscribers of over 550,000 increased 63% from the second quarter of 2016, driving Digital Channels segment revenue up 72.1% to $6.4 million from the second quarter of 2016.
•	Our Digital Channels segment contribution to income from continuing operations increased 76.5% to $2.2 million from $1.3 million in the second quarter of 2016.
•

Revenues increased 19.3% to $18.8 million compared to the second quarter of 2016, driven by Digital Channels segment growth of 72.1% and Wholesale Distribution segment growth of 2.8% due to the strong performance of new content releases internationally.

•

Gross margin increased 21.5 percentage points to 51.7% from second quarter 2016, primarily attributable to (i) the Digital Channels segment, a higher proportion of higher-margin proprietary Digital Channels revenue mix and expanding gross margin as fixed costs are leveraged through subscriber and revenue growth and (ii) in the Wholesale Distribution segment, which had a few higher than normal-gross margin licensing deals during the quarter.

•

Net loss was $1.1 million compared to $0.2 million in second quarter 2016. The variance is primarily due to a non-cash $6.5 million increase in the change in fair value of stock warrants, offset by improved gross profit of $5.0 million and loss from discontinued operations in 2016 of $1.2 million.

•

Adjusted EBITDA improved by $4.3 million to positive $3.9 million from the second quarter of 2016. This improvement is primarily attributable to the continued growth of the Digital Channels segment, which delivers a higher profit margin, and stronger Wholesale Distribution segment performance.

•

On June 20, 2017, we broadened our strategic partnership with AMC Networks, Inc. (or AMC) to accelerate our content investments and other strategic initiatives, expanded the AMC Tranche A Loan from $13.0 million to $23.0 million and converting the form of interest payments entirely into common stock at a fixed conversion price of $3.00 per share on both the Tranche A Loan and Tranche B Loan. AMC also exercised $5.0 million of its Tranche A Warrants into RLJE common stock at $3.00 per common share. Additionally, dividend payments on the preferred stock, held by the chairman of the board of directors, were eliminated through 100% conversion of his preferred stock to common stock at $3.00 per share.

Highlights and significant events for the six months ended June 30, 2017 and 2016 are as follows:

•	Digital Channels segment revenues grew by 86.0% to $12.4 million as a result of continued subscriber growth.
•

The growth in revenues from our Digital Channels segment was offset by a $6.5 million decline in the revenues from our Wholesale Distribution segment primarily due to the release of less content during the first quarter of 2017. As a result, revenues decreased 2.4% to $32.7 million compared to the first half of 2016.

•	Our Digital Channels segment contribution to income from continuing operations increased 117.4% to $4.9 million from $2.3 million in the first half of 2016.
•

Gross margin increased to 44.3% from 29.4% for the first half of 2016, primarily attributable to (i) the Digital Channels segment, a higher proportion of higher-margin proprietary Digital Channels revenue mix and expanding gross margin as fixed costs are leveraged through subscriber and revenue growth and (ii) in the Wholesale Distribution segment, which had a few higher than normal-margin licensing deals and lower content impairment charges during the second quarter of 2017.

•

Net loss was $7.2 million compared to $13.6 million in the first half 2016. The variance is primarily improved gross profit of $4.7 million and the elimination of the $2.3 million loss from discontinued operations in 2016.

•

Adjusted EBITDA improved by $4.8 million to positive $4.0 million from the first half of 2016. This improvement is primarily attributable to the continued growth of the Digital Channels segment, which delivers a higher profit margin, and stronger Wholesale Distribution segment performance.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and six months ended June 30, 2017 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report.

RESULTS OF OPERATIONS

A summary of our results of operations for the three and six months ended June 30, 2017 and 2016, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenues	$18,833	$15,790	$32,720	$33,531
Costs of sales	9,090	11,023	18,210	23,676
Gross profit	9,743	4,767	14,510	9,855
Operating expenses	8,495	7,517	16,175	15,110
Loss from continuing operations	1,248	(2,750)	(1,665)	(5,255)
Equity in earnings of affiliate	869	709	1,420	1,208
Interest expense, net	(2,152)	(2,190)	(4,038)	(4,395)
Change in fair value of stock warrants and other derivatives	(491)	5,993	(3,383)	(2,184)
(Loss) Gain on extinguishment of debt	(425)	—	470	—
Other income (expense), net	161	(757)	445	(730)
Provision for income taxes	(315)	—	(476)	(41)
Loss from continuing operations, net of income taxes	(1,105)	1,005	(7,227)	(11,397)
Loss from discontinued operations, net of income taxes	—	(1,179)	—	(2,252)
Net loss	$(1,105)	$(174)	$(7,227)	$(13,649)

Revenues

A summary of net revenues by segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Digital Channels	$6,439	$3,741	$12,404	$6,669
IP Licensing	2	—	4	26
Wholesale Distribution:
U.S.	8,619	9,342	14,029	21,347
International	3,773	2,707	6,283	5,489
Total Wholesale Distribution	12,392	12,049	20,312	26,836
Total Revenues	$18,833	$15,790	$32,720	$33,531

Revenues increased $3.0 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase in revenues is primarily driven by our Digital Channels segment, which increased by $2.7 million. Revenues from our Wholesale Distribution segment increased $0.3 million. The increase in revenues from our Digital Channels segment primarily results from the 63% growth in paying subscribers. During December 2015, we launched our digital channels on Amazon Channels, an add-on streaming video service available to Amazon Prime customers. This strategic expansion into third-party distribution of our digital streaming services resulted in significant subscriber growth. In addition, we are continually featuring new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of our channels. Our Wholesale Distribution segment’s revenue improvement is attributable to an increase in international revenues of $1.1 million offset by a decrease in U.S. revenues of $0.7 million. The Wholesale Distribution segment’s U.S. revenue decrease is primarily attributable to less new content being released in the current period compared to the same period last year as well as a decline in demand for DVDs and Blu-ray product as more digital programming becomes available. International Wholesale Distribution revenues increased due to the strong performance of two new releases during the quarter.

Revenues decreased $0.8 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in revenues is primarily driven by our Wholesale Distribution segment which decreased by $6.5 million offset by revenues from our Digital Channels segment, which increased by $5.7 million. The increase in revenues from our Digital Channels segment primarily results from the 63% growth in paying subscribers. Our Wholesale Distribution segment’s revenue decline is attributable to decreases in the U.S. revenues of $7.3 million and an increase in international revenues of $0.8 million. The Wholesale Distribution segment’s U.S. revenue decrease is primarily attributable to less content being released in the current period compared to the same period last year as well as a decline in demand for DVDs and Blu-ray product as more digital programming becomes available. International Wholesale Distribution revenues increased due to the strong performance of two new releases during the period.

Cost of Sales (“COS”) and Gross Margin

A summary of COS by segment and overall gross margins for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Digital Channels	$1,698	$1,344	$3,205	$2,156
IP Licensing	—	4	—	4
Wholesale Distribution	7,392	9,675	15,005	21,516
Total COS	$9,090	$11,023	$18,210	$23,676
Gross Margin	$9,743	$4,767	$14,510	$9,855
Gross Margin %	51.7%	30.2%	44.3%	29.4%

COS decreased by $1.9 million to $9.1 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease in COS is attributed to lower sales of physical content, impairment charges and step-up amortization in our Wholesale Distribution segment. Impairment charges recorded for content investments and inventories total $0.4 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively. Our step-up amortization was $0.4 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. The decrease step-up amortization is primarily attributable to lower revenues for content that was released as of the Business Combination date relative to our estimations of future revenues. Impairment charges decreased due to improved performance of our released content relative to our estimation of future revenues.

As a percentage of revenues, our gross margin improved to 51.7% for the three months ended June 30, 2017 as compared to 30.2% for the same period last year. The improvement is primarily attributable to lower impairments and to revenue growth of our proprietary digital channels. Revenues from these channels for the three months ended June 30, 2017 account for 34.2% of our total revenues as compared to 23.7% for the three months ended June 30, 2016. This business generates a higher gross margin than our other businesses especially as its revenues increase. The Wholesale Distribution segment margins also increased due to the positive impact of a few one-time sales and licensing renewal transactions which had very little associated cost.

COS decreased by $5.5 million to $18.2 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in COS is attributed to lower sales of physical content and lower impairment charges in our Wholesale Distribution segment. Impairment charges recorded for content investments and inventories total $1.1 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively. Our step-up amortization was $1.3 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. Impairment charges decreased due to improved performance of our released content relative to our estimation of future revenues.

As a percentage of revenues, our gross margin improved to 44.3% for the six months ended June 30, 2017 as compared to 29.4% for the same period last year. The improvement is primarily attributable to lower impairments and to revenue growth of our proprietary digital channels. Revenues from these channels for the six months ended June 30, 2017 account for 37.9% of our total revenues as compared to 19.9% for the six months ended June 30, 2016. This business generates a higher gross margin than our other businesses especially as its revenues increase. The Wholesale Distribution segment margins also increased due to the positive impact of a few one-time sales and licensing renewal transactions during the second quarter which had very little associated cost.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Selling expenses	$2,875	$2,222	$5,159	$4,346
General and administrative expenses	4,716	4,650	9,239	9,495
Depreciation and amortization	904	645	1,777	1,269
Total selling, general and administrative expenses	$8,495	$7,517	$16,175	$15,110

For the three and six months ended June 30, 2017, SG&A increased by $1.0 million and $1.1 million, respectively, compared to the same periods in 2016. The increase in both periods is primarily attributable to targeted marketing expenses which increased $0.7 million during the quarter and $0.8 million during the six-month period primarily due increased marketing related to our Digital Channel segment. General and administrative expenses were effectively unchanged for each period as we continue to focus on managing our overhead and related costs. For the three and six months ended June 30, 2017, depreciation and amortization expenses increased by $0.3 million and $0.5 million, respectively, which is primarily attributable to continued investment in our digital platforms to support the growth of our Digital Channels segment.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) increased by $0.2 million in each of the three and six-month periods ended June 30, 2017, when compared to the same periods in 2016. During 2017, ACL’s gross profit margin and its income from operations are higher when compared to 2016 due to higher publishing and licensing revenues, as a percent of its total revenues, which generate higher margins when compared to its other operations.

Interest Expense

Interest expense was $2.2 million for each of the three-month periods ended June 30, 2017 and 2016, but decreased by $0.4 million for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease is a result of reduced interest rates on our senior debt partially offset by higher average outstanding debt balances during the first half of 2017 as compared to the first half of 2016.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. For the three months ended June 30, 2017 and 2016, we recognized expense of $0.5 million and income of $6.0 million, respectively, due to changes in the fair value of our stock warrants and other derivative liabilities. For the six months ended June 30, 2017 and 2016, we recognized expense of $3.4 million and expense of $2.2 million, respectively, due to changes in the fair value of our stock warrants and other derivative liabilities.

Other Income (Expense)

Other income (expense) primarily consists of foreign currency gains and losses resulting from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the Pound relative to the U.S. dollar. As the Pound strengthens relative to the U.S. dollar, we recognize other income; and as the Pound weakens relative to the U.S. dollar, we recognize other expense. During the three months ended June 30, 2017, we recognized a foreign currency gain of $0.2 million compared to a foreign currency loss of $0.8 million during the same period in 2016. During the six months ended June 30, 2017, we recognized a foreign currency gain of $0.5 million compared to a foreign currency loss of $0.8 million during the same period in 2016.

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

We recorded income tax expense of $0.3 million and zero for the three-month periods ended June 30, 2017 and 2016, respectively. We recorded income tax expense of $0.5 million and $41,000 for the six-month periods ended June 30, 2017 and 2016, respectively. Our tax provision in 2017 primarily relates to our U.K. operations. We provide income tax provisions on our U.K. earnings, which includes our share of ACL earnings, at an effective tax rate of approximately 20%. During 2016, income tax provisions were immaterial as our U.K. operations realized minimal pre-tax earnings.

Loss from Discontinued Operations, Net of Income Taxes

Our loss from discontinued operations is attributable to the wind down of our U.S. catalog/ecommerce business which occurred during 2016 and was effectively complete as of September 30, 2016. For the three and six months ended June 30, 2016, our losses were $1.2 million and $2.3 million, respectively.

ADJUSTED EBITDA

Management defines Adjusted EBITDA as earnings before income tax, depreciation and amortization, non-cash royalty expense, interest expense, non-cash exchange gains and losses on intercompany accounts, goodwill impairments, severance costs, change in fair value of stock warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate and dividends received from affiliate in excess of equity earnings of affiliate.

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

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(1,105)	$(174)	$(7,227)	$(13,649)
Interest expense	2,152	2,190	4,038	4,395
Provision for income tax	315	—	476	41
Depreciation and amortization	904	645	1,777	1,269
Basis-difference amortization in equity earnings of affiliate	114	128	225	256
Change in fair value of stock warrants and other derivatives	491	(5,993)	3,383	2,184
Stock-based compensation	358	301	512	610
Restructuring	423	—	(192)	—
Loss from discontinued operations	—	1,179	—	2,252
Foreign currency exchange gain on intercompany accounts	(192)	827	(475)	824
Non-cash royalty expense	476	550	1,516	1,038
Adjusted EBITDA	$3,936	$(347)	$4,033	$(780)

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

For the three and six-month periods ended June 30, 2017, our Adjusted EBITDA improved by $4.3 million and $4.8 million, respectively, compared to the same periods last year. The increase reflects our improved operating results from continuing operations after adjusting for the above non-cash expenses. The improved performance primarily results from the growth of our Digital Channels segment which is becoming a larger portion of our business and is contributing a higher profit margin. Adjusted EBITDA also improved due to decreased impairment charges recorded during the first half of 2017 as compared to the first half of 2016. The restructuring adjustment for the six months ended June 30, 2017, primarily includes our net gain on extinguishment of debt and certain non-recurring transaction costs totaling $0.4 million.

BALANCE SHEET ANALYSIS

Assets

Total assets at June 30, 2017 and December 31, 2016, were $136.8 million and $136.0 million, respectively. The increase of $0.8 million in assets is primarily attributed to increases in cash of $4.4 million, investments in content of $4.6 million and equity investment in ACL of $1.1 million offset by a decrease in accounts receivable of $8.7 million.  The increase in cash is primarily due to expanding our debt which generated about $9.3 million of cash and cash dividends received from ACL of $1.2 million offset by increased investments in content and increased royalty payments. Our equity investment in ACL increased due to the strengthening Pound. Our accounts receivable decreased by $8.7 million because of the seasonal nature of our wholesale segment business and follows the decline in wholesale segment revenues.

A summary of assets by segment is as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Digital Channels	$5,181	$5,941
IP Licensing	18,649	18,648
Wholesale Distribution	99,581	102,748
Corporate	13,369	8,643
	$136,780	$135,980

Liabilities and Equity

The increase in our liabilities and equity of $0.8 million to $136.8 million is primarily due to an $8.6 million increase in our debt balance offset by a decrease in payables (consisting of accounts payable and accrued liabilities and accrued royalties and distribution fees) of $10.0 million. The decrease in payables is seasonable in nature and generally correlates with changes in our accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash (used in) provided by operating activities	$(4,272)	$2,071
Net cash used in investing activities	(816)	(743)
Net cash provided by (used in) financing activities	9,339	(1,225)
Effect of exchange rate changes on cash	162	(176)
Net increase (decrease) in cash	4,413	(73)
Cash at beginning of period	7,834	4,530
Cash at end of period	$12,247	$4,457

At June 30, 2017 and December 31, 2016, our cash and cash equivalents was $12.2 million and $7.8 million, respectively. During the six months ended June 30, 2017, our cash position was impacted by the following:

•

We used cash for operating activities of $4.3 million compared to us generating cash from operating activities of $2.1 million for the first six months of last year. We used more cash for operating activities in 2017 due to increasing our investments in content to expand our program library and to reducing our royalty liabilities. We continue to have significant short-term vendor debts, that are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

•

Our quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale Distribution business which is 32% to 35% weighted to the fourth quarter and (c) the increased investment in content during the first half of the year, yet investments are impacted by liquidity.

•

Our reported cash flow activities include the impacts of our discontinued operations. During the first half of 2016, our discontinued operations required a net use of cash from operating activities of $2.8 million.

•

During the first six months of 2017, we received $9.3 million from financing activities compared to using $1.2 million for the same period last year. During 2017, we increased our senior debt by $18.0 million and used $8.6 million to repay our subordinated debt. Last year our net cash used in financing activities consisted of normal debt servicing payments. Under our current senior loan, we have no required debt servicing payments until 2020.

We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 86.0% to $12.4 million during the six months ended June 30, 2017 as compared to the same period in 2016. After cost of sales and operating expenses, our Digital Channels segment contributed $4.9 million of income from continuing operations during the first half of 2017 compared to $2.3 million last year. Our expectation is that our digital channels will continue to grow, although there is no assurance that this will occur.

In October 2016, we refinanced our senior debt. In January 2017, to repay our subordinated notes payable, we amended our senior debt and borrowed an additional $8.0 million. In June 2017, we expanded our senior debt and borrowed an additional $10.0 million. The proceeds received are available for working capital purposes, including the acquisition of content In addition to providing us liquidity, the amended senior loan facility helps us address our liquidity constraints going forward in three ways: (1) it eliminates cash interest payments, which were 12% prior to October 14, 2016 and 4% through March 31, 2017, (2) there are no required principal payments until 2020, and (3) the financial covenants have been reset to less restrictive levels that provide us the necessary flexibility to invest in our operations.

In 2016, we also took actions to improve our operating results and Adjusted EBITDA by exiting certain non-core operations that have been generating losses. During the first half of 2016, we closed our Acacia catalog operations. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to USA. During 2016, our U.S. catalog/ecommerce business was fully transitioned to USA and we do not anticipate future losses from this line of business.

We believe that our current cash at June 30, 2017, will be sufficient to meet our operating liquidity, capital expenditure and debt repayment requirements, which are none until 2020, for at least the next one year from the date of issuance of these financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of June 30, 2017 and December 31, 2016, we had cash of $12.2 million and $7.8 million, respectively.

Senior Term Notes

On October 14, 2016, we entered into a $65.0 million Credit and Guaranty Agreement (the AMC Credit Agreement) with Digital Entertainment Holdings LLC, a wholly owned subsidiary of AMC Networks Inc. (or AMC). The proceeds received from the AMC Credit Agreement were used to repay our prior senior secured term notes of $55.1 million, including accrued interest, and transaction expenses of approximately $1.7 million, which includes a prepayment penalty of $0.8 million. Initially, the AMC Credit Agreement consisted of (i) a term loan tranche in the principal amount of $5.0 million (or Tranche A Loan), which was due October 14, 2017, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest is payable quarterly whereby 4.0% was payable in cash and the balance is payable in shares of common stock determined using a per-share value of $3.00. The loan is secured by a lien on substantially all of our consolidated assets.

On January 30, 2017, to repay prior debt obligations under the subordinated notes payable we amended the AMC Credit Agreement and borrowed an additional $8.0 million, thereby increasing our Tranche A Loan from $5.0 million to $13.0 million. We also extended the maturity date for our Tranche A Loan from October 14, 2017 to June 30, 2019. When doing so, we did not incur a prepayment penalty.

On June 16, 2017, to fuel the growth of our business we expanded the AMC Credit Agreement and borrowed an additional $10.0 million, thereby increasing our Tranche A Loan from $13.0 million to $23.0 million. Further, we extended the maturity date for our Tranche A Loan from June 30, 2019 to beginning on June 30, 2020. We also amended the payment provisions regarding interest whereby all interest is now settled with shares of common stock at $3.00 per share beginning as of April 1, 2017. The additional $10.0 million borrowed is available for working capital purposes, including the acquisition of content. This amendment also changed certain debt covenant ratios to reflect the extended maturity date and the increase of the Tranche A Loan balance.

Concurrent with the June amendment, RLJ SPAC Acquisition, LLC converted all of its preferred stock holdings into shares of common stock and AMC exercised a portion of their warrants that resulted in a Tranche B Loan principal reduction of $5.0 million. This reduction in principal did not result in a prepayment penalty.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of warrants. We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants. The Tranche A Loan is not subject to prepayment penalties.

The AMC Credit Agreement contains certain financial and non-financial covenants. Financial covenants are assessed annually and are based on Consolidated Adjusted EBITDA, as defined in the AMC Credit Agreement. Financial covenants vary by fiscal year and generally become more restrictive over time.

Financial covenants include the following:

	Fiscal Year Ending December 31, 2016	Fiscal Year Ending December 31, 2017	Fiscal Year Ending December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	6.00 : 1.00	5.75 : 1.00	4.00 : 1.00	Ranges from 3.75 : 1.00 to 2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.75 : 1.00	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

The AMC Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees; violation of covenants; inaccuracy of representations and warranties; bankruptcy and insolvency events; material judgments; cross defaults to certain other contracts (including, for example, business arrangements with our U.S. distribution facilitation partner and other material contracts); and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or conditions (financial or otherwise). The occurrence of an event of default would increase the applicable rate of interest and could result in the acceleration of our obligations under the AMC Credit Agreement.

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of June 30, 2017, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the six months ended June 30, 2017 and 2016, we recognized accretion of $0.8 million and $2.3 million, respectively. Accretion includes cumulative preferred dividends. As of June 30, 2017, the accumulated unpaid dividends on preferred stock were $2.8 million. During the six months ended June 30, 2017 and 2016 accumulated dividends increased by $1.3 million (or $45.90 per share of preferred stock) and $1.3 million (or $42.61 per share of preferred stock), respectively.

In 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the 2015 Warrants. The registration statement was declared effective in July 2015 and amended in 2016. If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million. We will use our best efforts to keep the registration statement effective.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of June 30, 2017, we had entered into licensing and distribution agreements for which we are obligated to pay $11.6 million once the related content has been delivered.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 23, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2017, there have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the AMC Credit Agreement initially provided for the payment of interest partially in cash and partially in shares of common stock. In June 2017, we amended the payment provisions regarding interest whereby all interest is now settled with shares of common stock beginning as of April 1, 2017. The shares are issuable at $3.00 per share. For the quarter ended March 31, 2017, we issued AMC 224,807 shares of common stock in payment for $0.7 million of interest, including 102,501 shares issued January 3, 2017 in payment of $0.3 million of interest on the outstanding principal of $65.0 million for the quarter ended December 31, 2016, and 122,306 shares issued March 31, 2017 in payment of $0.4 million of interest on the outstanding principal of $73.0 million for the quarter ended March 31, 2017. For the quarter ended June 30, 2017, we issued AMC 384,084 shares of common stock in payment of $1.2 million of interest on the outstanding principal of $78.0 million. The issuance of the shares was exempt from registration pursuant to Securities Act Section 4(a)(2) as a transaction not involving a public offering.

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

RLJ ENTERTAINMENT, INC.

Date:	August 10, 2017	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2017	By:	/S/ NAZIR ROSTOM
Nazir Rostom
Chief Financial Officer
(Principal Financial and Accounting Officer)