Form 10-Q
period 2017-09-30
RLJ ENTERTAINMENT, INC.
filed 2017-11-09
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on November 2, 2017:  14,071,423

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•	Our financial performance, including our ability to achieve improved results from operations and improved Adjusted EBITDA;
•	Our ability to continue to increase the revenues and financial performance of our digital channels having a positive effect on our liquidity, cash flows and operating results;
•	The effects of limited cash liquidity on operational performance;
•	Our obligations under the credit agreement;
•	Our ability to satisfy financial ratios;
•	Our ability to generate sufficient cash flows from operating activities;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
•	Our selection of the modified retrospective method when adopting the new revenue recognition standard in 2018 and, upon adoption, our election to apply the new standard to all customer contracts;
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 (unaudited) and December 31, 2016

	September 30,	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Cash	$6,587	$7,834
Accounts receivable, net	13,263	19,569
Inventories, net	5,368	6,215
Investments in content, net	75,314	60,737
Prepaid expenses and other assets	789	798
Property, equipment and improvements, net	1,178	1,336
Equity investment in affiliate	19,884	16,491
Other intangible assets, net	8,063	9,309
Goodwill	13,958	13,691
Total assets	$144,404	$135,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$12,316	$11,995
Accrued royalties and distribution fees	52,834	55,614
Deferred revenue	2,549	2,152
Debt, net of discounts and debt issuance costs	51,599	42,053
Deferred tax liability	1,857	1,715
Stock warrant and other derivative liabilities	13,410	9,763
Total liabilities	134,565	123,292
Commitments and contingencies (see Note 13)
Shareholders' Equity
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued; 15,198 shares outstanding at September 30, 2017 and 30,198 shares outstanding at December 31, 2016; liquidation preference of $17,997 at September 30, 2017 and $34,366 at December 31, 2016	19,725	38,708
Common stock, $0.001 par value, 250,000,000 shares authorized, 13,644,076 shares issued and outstanding at September 30, 2017; and 5,240,085 shares issued and outstanding at December 31, 2016	14	5
Additional paid-in capital	130,585	106,059
Accumulated deficit	(137,331)	(127,388)
Accumulated other comprehensive loss	(3,154)	(4,696)
Total shareholders' equity	9,839	12,688
Total liabilities and shareholders' equity	$144,404	$135,980

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2017	2016	2017	2016
Revenues	$20,900	$18,351	$53,620	$51,882
Cost of sales
Content amortization and royalties	9,538	7,887	21,867	22,957
Manufacturing and fulfillment	3,174	3,425	9,055	12,031
Total cost of sales	12,712	11,312	30,922	34,988
Gross profit	8,188	7,039	22,698	16,894

Selling expenses	3,972	2,536	9,131	6,882
General and administrative expenses	4,926	4,068	14,165	13,563
Depreciation and amortization	974	831	2,751	2,100
Total operating expenses	9,872	7,435	26,047	22,545
LOSS FROM CONTINUING OPERATIONS	(1,684)	(396)	(3,349)	(5,651)

Equity earnings of affiliate	1,723	990	3,143	2,198
Interest expense, net	(2,288)	(2,222)	(6,326)	(6,617)
Change in fair value of stock warrants and other derivatives	(264)	(1,222)	(3,647)	(3,406)
Gain on extinguishment of debt	—	—	470	—
Other income (expense), net	169	(42)	614	(772)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,344)	(2,892)	(9,095)	(14,248)
Provision for income taxes	(372)	(151)	(848)	(192)
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(2,716)	(3,043)	(9,943)	(14,440)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(917)	—	(3,169)
NET LOSS	(2,716)	(3,960)	(9,943)	(17,609)
Accretion on preferred stock	(203)	(1,473)	(959)	(3,763)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,919)	$(5,433)	$(10,902)	$(21,372)
Net loss per common share attributable to common shareholders:
Continuing operations	$(0.22)	$(0.97)	$(1.31)	$(4.08)
Discontinued operations	—	(0.20)	—	(0.71)
Basic and diluted net loss per common share attributable to common shareholders	$(0.22)	$(1.17)	$(1.31)	$(4.79)

Weighted average shares outstanding:
Basic and diluted	13,463	4,640	8,329	4,463

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(2,716)	$(3,960)	$(9,943)	$(17,609)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	708	(409)	1,542	(2,368)
Total comprehensive loss	$(2,008)	$(4,369)	$(8,401)	$(19,977)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Nine months ended September 30, 2017

		Common Stock		Additional		Accumulated Other
(In thousands)	Preferred Stock	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total Equity
Balance at January 1, 2017	$38,708	5,240	$5	$106,059	$(127,388)	$(4,696)	$12,688
Issuance of restricted common stock for services	—	117	—	—	—	—	—
Issuance of common stock to AMC for interest	—	609	1	1,688	—	—	1,689
Exercise of warrants for common stock	—	1,773	2	3,003	—	—	3,005
Conversion of preferred stock	(19,592)	5,906	6	19,586	—	—	—
Accretion on preferred stock	959	—	—	(959)	—	—	—
Preferred stock dividends paid	(350)	—	—	—	—	—	(350)
Stock-based compensation	—	—	—	1,208	—	—	1,208
Foreign currency translation	—	—	—	—	—	1,542	1,542
Net loss	—	—	—	—	(9,943)	—	(9,943)
Balance at September 30, 2017	$19,725	13,645	$14	$130,585	$(137,331)	$(3,154)	$9,839

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,943)	$(17,609)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity earnings of affiliate	(3,143)	(2,198)
Content amortization and royalties	21,867	23,152
Depreciation and amortization	2,751	3,167
Foreign currency exchange (gain) loss	(640)	900
Fair value adjustment of stock warrant and other derivative liabilities	3,647	3,406
Non-cash interest expense	5,446	1,512
Gain on extinguishment of debt	(470)	—
Stock-based compensation expense	1,208	922
Loss on disposal of fixed assets	—	187
Dividends received from affiliate	1,243	1,701
Changes in assets and liabilities:
Accounts receivable, net	6,547	13,205
Inventories, net	1,001	4,034
Investments in content, net	(38,997)	(24,779)
Prepaid expenses and other assets	24	695
Accounts payable and accrued liabilities	(460)	(8,010)
Deferred revenue	397	(36)
Net cash (used in) provided by operating activities	(9,522)	249
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,199)	(1,006)
Net cash used in investing activities	(1,199)	(1,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from AMC to amend debt	18,000	—
Proceeds from exercise of warrants	159	—
Dividend payments to preferred stockholders	(350)	—
Repayment of debt	(8,618)	(2,100)
Payment of debt modification costs	(101)	—
Net cash provided by (used in) financing activities	9,090	(2,100)
Effect of exchange rate changes on cash	384	(199)
NET DECREASE IN CASH:	(1,247)	(3,056)
Cash at beginning of period	7,834	4,530
Cash at end of period	$6,587	$1,474

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

Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is sublicensed for exploitation worldwide. The IP Licensing segment also includes our investment in ACL.

Our Wholesale Distribution segment consists of the acquisition, content enhancement and worldwide exploitation of exclusive content in various formats, including broadcast (which includes cable and satellite), DVD, Blu-ray, digital, video-on-demand (or VOD), SVOD, downloading and sublicensing. The Wholesale Distribution segment exploits content through third-party vendors, which we also refer to as wholesale partners. Our wholesale partners are broadcasters, digital outlets and major retailers in the United States of America (or U.S.), Canada, U.K. and Australia, including, among others, Amazon, Barnes & Noble, DirecTV, Hulu, iTunes, Netflix, PBS, Showtime, Starz, Target and Walmart.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

In addition to purchasing inventory from us, USA makes royalty payments to us for the various rights we have licensed. Further, all customer and marketing data obtained during the license period is jointly owned by both companies. During the nine months ended September 30, 2017 and 2016, our Wholesale Distribution segment recognized revenues of $1.6 million and $0.2 million, respectively, from its sale of inventory to USA.

RLJE’s management evaluates business performance based on these three distinctive reporting segments: (1) Digital Channels, (2) IP Licensing and (3) Wholesale Distribution. Operations and net assets that are not associated with any of these stated segments are reported as “Corporate” when disclosing and discussing segment information.

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the United States (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting instructions for the Form 10-Q and Article 10 of Regulation S‑X of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 23, 2017 (or 2016 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2016 Form 10-K contains a summary of our significant accounting policies. As of September 30, 2017, we have made no material changes to our significant accounting policies disclosed in our 2016 Form 10-K.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or FASB) issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective for us on either a full or modified retrospective basis on January 1, 2018. We will be electing the modified retrospective method; and as such, we will not be restating our revenues for 2017. Upon adoption, we will also be applying the new standard to all customer contracts.

Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.

We are currently evaluating the impact of the new standard. While there may be additional areas impacted by the new standard, we have identified certain areas that may be impacted as follows:

Renewals of Licenses of Intellectual Property — Under the current guidance, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized when the agreement is renewed or extended. Under the new guidance, revenue associated with renewals or extensions of existing license agreements will be recognized as revenue when the license content becomes available under the renewal or extension. This change will impact the timing of revenue recognition as compared with current revenue recognition guidance. While revenues from renewals do occur, they

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

are not a significant portion of our revenues. Based on renewals through September 30, 2017, we have renewal revenue of approximately $0.5 million that would require adjustment.

Licenses of Symbolic Intellectual Property — Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as symbolic. Under the new guidance, a licensee’s ability to derive benefit from a license of symbolic intellectual property is assumed to depend on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is generally recognized over the corresponding license term. Therefore, the new guidance will impact the timing of revenue recognition as compared to current guidance. Our revenues from the licensing of symbolic intellectual property is limited. As of September 30, 2017, we have one symbolic license for approximately $0.4 million that would require adjustment.

Cross Collateralization — Under the current guidance, customer advances for content that is cross collateralized must be deferred when received and later recognized as revenue as the customer recoups their advance. Under the new guidance, the customer advance is allocated to the cross collateralized content and recognized as revenue once the content has been delivered and the customer is free to exploit. Therefore, the new guidance will impact the timing of revenue recognition as compared to the current guidance. Very few of our licensing agreements contain cross collateralized content. As of September 30, 2017, we have less than $0.3 million of deferred revenue related to cross collateralized content. This balance will likely decrease during the fourth quarter of 2017 as the customers recoup their advances. Any remaining advance not yet recognized as revenue as of January 1, 2018, will give rise to an adjustment upon adoption of the new revenue standard.

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

Liquidity

At September 30, 2017, our cash balance was $6.6 million. For the nine months ended September 30, 2017, we recognized a net loss of $9.9 million and we used $9.5 million of cash for operating activities. At September 30, 2017, we had $51.6 million of term debt outstanding (see Note 7, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant past-due vendor payables. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures for marketing to support subscriber growth and for the acquisition of new content that allows us to generate revenues and margins sufficient to meet our obligations.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Growth of our Digital Channels segment has the potential impact of improving our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 75.1% to $19.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016 (see Note 2, Segment Information). After cost of sales and operating expenses, our Digital Channels segment contributed $6.3 million of income from continuing operations during the first nine months of 2017 compared to $4.1 million last year. Our expectation is that our digital channels will continue to grow, although there is no assurance that this will occur.

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

In 2016, we also took actions to improve our operating results and Adjusted EBITDA (as defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Adjusted EBITDA) by exiting certain non-core operations that have been generating losses. During the first half of 2016, we closed our Acacia catalog operations. Further, on June 24, 2016, we entered into a licensing agreement to outsource the U.S. Acorn catalog/ecommerce business to USA (see our Discontinued Operations disclosure below). During 2016, our U.S. catalog/ecommerce business was fully transitioned to USA and we do not anticipate future losses from this line of business.

We believe that our current cash at September 30, 2017, will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditure and debt repayments for at least one year from the date of issuance of these consolidated financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Major classes of line items constituting loss from discontinued operations, net of income taxes are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenues	$—	$626	$—	$7,769
Cost of Sales
Royalty expense	—	(40)	—	(195)
Manufacturing and fulfillment	—	(532)	—	(6,223)
Selling expenses	—	(129)	—	(2,280)
General and administrative expenses	—	(561)	—	(986)
Depreciation and amortization	—	(94)	—	(1,067)
Loss on disposal of fixed assets	—	(187)	—	(187)
Loss before provision for income taxes	—	(917)	—	(3,169)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of income taxes	$—	$(917)	$—	$(3,169)

There are no income taxes allocable to the discontinued operations as the discontinued operations reside in the U.S. for which there is no tax provision as a result of the overall U.S. operating loss for tax purposes.

Operating and investing cash flows of the discontinued operations are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations	$—	$(3,169)
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Royalty expense	—	195
Depreciation and amortization	—	1,067
Loss on disposal of assets		187
Stock-based compensation expense	—	35
Changes in assets and liabilities:
Accounts receivable, net	—	937
Inventories, net	—	2,417
Investments in content, net	—	(195)
Prepaid expenses and other assets	—	1,011
Accounts payable and accrued liabilities	—	(5,635)
Deferred revenue	—	(697)
Net cash used in operating activities of discontinued operations	$—	$(3,847)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$—	$(5)
Net cash used in investing activities of discontinued operations	$—	$(5)

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 2. SEGMENT INFORMATION

In accordance with the requirements of ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Digital Channels, IP Licensing and Wholesale Distribution, is presented below. Our reportable segments are determined based on the distinct nature of their operation. Each segment is a strategic business unit that is managed separately and either exploits our content over a different business model (subscription based vs. transactional) or acquires content differently. Our Digital Channels segment consists of our proprietary digital streaming channels. Our IP Licensing segment includes intellectual property (or content) owned or created by us that is sublicensed for exploitation worldwide. The IP Licensing segment also includes our investment in ACL. Our Wholesale Distribution segment consists of the acquisition, enhancement and worldwide exploitation through our wholesale partners of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing. Our Wholesale Distribution segment also includes our U.K. mail-order catalog and ecommerce businesses.

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

The segment results exclude our discontinued operations. During 2016, we reclassified our U.K. mail-order catalog and ecommerce businesses into our Wholesale Distribution segment. As a result, for the three months ended September 30, 2016, we reclassified revenues of $0.4 million and operating costs and expenses of $0.4 million. For the nine months ended September 30, 2016, we reclassified revenues of $1.3 million, operating costs and expenses of $1.6 million and depreciation and amortization of $36,000.

The tables below summarize the segment contribution for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$6,954	$41	$13,905	$—	$20,900
Operating costs and expenses	(5,263)	(113)	(12,904)	(3,330)	(21,610)
Depreciation and amortization	(272)	(33)	(495)	(174)	(974)
Share in ACL earnings	—	1,723	—	—	1,723
Segment contribution income (loss)	$1,419	$1,618	$506	$(3,504)	$39

	Three Months Ended September 30, 2016
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$4,384	$17	$13,950	$—	$18,351
Operating costs and expenses	(2,406)	11	(13,076)	(2,445)	(17,916)
Depreciation and amortization	(174)	(33)	(506)	(118)	(831)
Share in ACL earnings	—	990	—	—	990
Segment contribution income (loss)	$1,804	$985	$368	$(2,563)	$594

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following tables summarize the segment contribution for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$19,358	$45	$34,217	$—	$53,620
Operating costs and expenses	(12,342)	(342)	(32,316)	(9,218)	(54,218)
Depreciation and amortization	(702)	(96)	(1,486)	(467)	(2,751)
Share in ACL earnings	—	3,143	—	—	3,143
Segment contribution income (loss)	$6,314	$2,750	$415	$(9,685)	$(206)

	Nine Months Ended September 30, 2016
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$11,053	$43	$40,786	$—	$51,882
Operating costs and expenses	(6,555)	(225)	(40,481)	(8,172)	(55,433)
Depreciation and amortization	(442)	(103)	(1,199)	(356)	(2,100)
Share in ACL earnings	—	2,198	—	—	2,198
Segment contribution income (loss)	$4,056	$1,913	$(894)	$(8,528)	$(3,453)

A reconciliation of total segment contribution income (loss) to loss from continuing operations before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Segment contribution income (loss)	$39	$594	$(206)	$(3,453)
Interest expense, net	(2,288)	(2,222)	(6,326)	(6,617)
Change in fair value of stock warrants and other derivatives	(264)	(1,222)	(3,647)	(3,406)
Gain on extinguishment of debt	—	—	470	—
Other income (expense), net	169	(42)	614	(772)
Loss from continuing operations before provision for income taxes	$(2,344)	$(2,892)	$(9,095)	$(14,248)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment, excluding assets of discontinued operations, are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Digital Channels	$7,806	$5,941
IP Licensing	21,717	18,648
Wholesale Distribution	107,068	102,748
Corporate	7,813	8,643
	$144,404	$135,980

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

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenues	$5,016	$3,506	$11,970	$14,357
Film cost amortization	(260)	(431)	(2,175)	(6,056)
General, administrative and other expenses	(1,096)	(961)	(2,926)	(3,131)
Income from operations	$3,660	$2,114	$6,869	$5,170
Net income	$2,922	$1,693	$5,483	$4,142

ACL's functional currency is the British Pound Sterling (the Pound). Amounts have been translated from the Pound to U.S. dollar using the average exchange rate for the periods presented.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable for our Digital Channels segment are primarily derived from subscription revenues, which are processed by merchant banks or our channel partners such as Amazon, that have not cleared our bank as of period end. Accounts receivable for our Wholesale Distribution segment are primarily derived from (1) video content we license to broadcast, cable/satellite providers and digital subscription platforms like Netflix, and (2) the sale of physical content to retailers and wholesale distributors and U.K. ecommerce and catalog sales. Our accounts receivable typically trends with retail seasonality.

	September 30,	December 31,
(In thousands)	2017	2016
Digital Channels	$2,508	$2,200
Wholesale Distribution	13,436	22,231
Accounts receivable before allowances and reserves	15,944	24,431
Less: reserve for returns	(2,610)	(4,817)
Less: allowance for doubtful accounts	(71)	(45)
Accounts receivable, net	$13,263	$19,569

Wholesale Distribution receivables are partially billed and collected by our U.S. distribution facilitation partner, Sony Pictures Home Entertainment (or SPHE). Each quarter, SPHE preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and SPHE. Amounts vary and tend to be seasonal following our sales activity. As of September 30, 2017, we owed SPHE $5.2 million for receivables settled at quarter end. As of December 31, 2016, we owed SPHE $5.6 million for receivables settled as of year‑end. The Wholesale Distribution receivables are reported net of amounts owed to SPHE as these amounts are offset against each other when settling.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

As of September 30, 2017, the net Wholesale Distribution payables due to SPHE were $2.2 million, which is included in accounts payable and accrued liabilities. As of December 31, 2016, the net Wholesale Distribution receivables with SPHE were $4.3 million, which is included in accounts receivable.

NOTE 5. INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Packaged discs	$4,745	$5,601
Packaging materials	440	452
Other merchandise	183	162
Inventories, net	$5,368	$6,215

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $9.9 million as of September 30, 2017 and $10.0 million as of December 31, 2016. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the nine months ended September 30, 2017 and 2016, we recorded impairment charges of $1.0 million and $1.8 million, respectively. During the three months ended September 30, 2017 and 2016, we recorded impairment charges of $0.5 million and $0.6 million, respectively. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 6. INVESTMENTS IN CONTENT

	September 30,	December 31,
(In thousands)	2017	2016
Released	$65,292	$48,593
Completed, not released	5,365	8,453
In-production	4,657	3,691
Investments in content, net	$75,314	$60,737

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. For the three months ended September 30, 2017 and 2016, impairment charges were $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, impairment charges were $1.1 million and $2.1 million, respectively. These charges are included in cost of sales as part of content amortization and royalties.

In determining the fair value of content for impairments (Note 10, Fair Value Measurements), we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant's weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 7. DEBT

Debt consists of the following:

	Maturity	Interest	September 30,	December 31,
(In thousands)	Date	Rate	2017	2016
Senior secured term notes with AMC:
Tranche A Loan	Beginning June 30, 2020	7.0%	$23,000	$5,000
Tranche B Loan	Beginning October 14, 2021	6.0%	54,999	60,000
Less: debt discount			(26,400)	(31,565)
Total senior-term notes, net of discount			51,599	33,435
Subordinated notes payable to prior Image Shareholders	Repaid January 31, 2017	1.5% through 2016 then 12%	—	8,618
Debt, net of discount			$51,599	$42,053

Future minimum principal payments, exclusive of debt discount, as of September 30, 2017 are as follows:

(In thousands)	Senior Notes
Remainder of 2017	$—
2018	—
2019	—
2020	13,000
2021	25,000
2022	30,000
2023	9,999
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

Financial covenants include the following:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ending December 31, 2017	Fiscal Year Ending December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	6.00 : 1.00	5.75 : 1.00	4.00 : 1.00	Ranges from 3.75 : 1.00 to 2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.75 : 1.00	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of September 30, 2017, we were in compliance with all covenants as stipulated in the AMC Credit Agreement.

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

Subordinated Notes Payable

On January 31, 2017, we repaid the outstanding principal and interest on our unsecured subordinated promissory notes. The subordinated notes were issued in 2012 in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). In 2015, and in connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire approximately 855,000 shares of common stock.

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
•

Dividends – the preferred stockholders are entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment was made on July 1, 2017 and payments will be made quarterly thereafter. At our discretion, dividend payments are payable in either cash, or if we satisfy certain equity issuance conditions, in shares of common stock. Pursuant to the October 14, 2016 amended terms, if we don’t satisfy equity issuance conditions, then we may elect to accrue the value of the dividend and add it to the preferred share’s stated value.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the nine months ended September 30, 2017 and 2016, we recognized accretion of $1.0 million and $3.8 million, respectively. Accretion includes cumulative preferred dividends. As of September 30, 2017, the accumulated unpaid dividends on preferred stock were $2.8 million. During the nine months ended September 30, 2017 and 2016 accumulated dividends increased by $1.4 million (or $46.16 per share of preferred stock) and $2.0 million (or $64.80 per share of preferred stock), respectively. On July 1, 2017, we made the first cash dividend payment of $0.4 million.

During 2016, two preferred shareholders converted a total of 849 shares of preferred stock and $0.1 million of accumulated dividends into 0.3 million shares of common stock. During June 2017, the largest preferred shareholder (RLJ SPAC Acquisition, LLC) converted a total of 15,000 shares of preferred stock and $2.7 million of accumulated dividends into 5.9 million shares of common stock.

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

Share-Based Compensation

Our share-based compensation consists of awards of restricted stock, restricted stock units, performance stock units and stock options. During the nine months ended September 30, 2017, 1.1 million shares of restricted stock-based awards were granted, 1.4 million options were granted to an executive officer, 0.2 million shares vested and 3,668 shares were forfeited due to employee terminations. Of the shares granted, we issued 0.9 million shares of restricted stock-based awards to executive officers and directors and 0.2 million shares of restricted stock units to employees. The restricted stock-based awards were fair valued on the date of grant using the closing price of the common stock on the grant date. The restricted stock-based awards generally vest over a three to four-year period for executive officers and a one-year period for directors. The restricted stock units generally vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria.

The option grants in 2017 include an option to purchase 700,000 shares of common stock with an exercise price of $2.66 per share vesting in two years and an option to purchase 700,000 shares of common stock with an exercise price of $3.00 per share vesting in four years. The options were fair valued at $1.90 per share using the Black Scholes model. Inputs into the model included the stock price of $2.66 at the time of grant, the exercise price, the risk-free interest rate of 1.97%, expected volatility of 75% and the expected terms, which were 7.0 years and 8.4 years. The expected term for the option with an exercise price of $2.66 was estimated as the average of its vesting term of two years and its contractual term of 10 years. The expected term of the other option was estimated by using a lattice model that took into consideration the vesting term, the contractual term of 10 years, post-vesting exercise behavior and the award’s exercise price relative to the current fair value of a share of common stock.

Compensation expense relating to our share-based grants for the three months ended September 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively. Compensation expense relating to our share-based grants for the nine months ended September 30, 2017 and 2016 was $1.2 million and $0.9 million, respectively. Compensation expense related to share-based grants is included in general and administrative expenses. As of September 30, 2017, unrecognized share-based compensation expense relating to the service awards of $4.4 million is expected to be expensed ratably over the remaining vesting period 1.4 years. Unrecognized compensation expense relating to the performance awards of $1.7 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.8 years. Expense associated with our performance award is contingent upon achieving specified

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

financial criteria and upon certification by the Compensation Committee of the satisfaction of such performance criteria based upon our audited financial statements for 2017, 2018, 2019 and 2020. The above unrecognized stock-based compensation expense assumes that the performance awards will vest at 100% (or 0.5 million shares). However, the possible range of vesting is between zero and 1.0 million shares.

Assuming 100% vesting for all awards, we expect to recognize $2.8 million of compensation expense in the next 12 months.

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

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2016	409	$1.92	—	$—
Granted	634	$3.22	500	$2.40
Vested	(204)	$2.01	—	$—
Forfeited	(4)	$1.92	—	$—
Non-vested shares at September 30, 2017	835	$2.90	500	$2.40

NOTE 9. STOCK WARRANTS

As of September 30, 2017, outstanding warrants to purchase shares of common stock are as follows:

	September 30, 2017
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
AMC Unregistered warrants	18,333	$3.00	5.1 years
2015 Unregistered warrants	2,999	$2.29	2.6 years
2012 Warrants:
Registered warrants	5,125	$36.00	—
Sponsor warrants	1,272	$36.00	—
Unregistered warrants	617	$36.00	—
	28,346

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2017, warrant holders exercised warrants for approximately 106,000 shares with an exercise price of $1.50. We received cash proceeds of $0.2 million.

On October 3, 2012, we issued warrants with a term of five years that provide the warrant holder the right to acquire one share of our common stock for $36.00 per share (the 2012 Warrants). The warrants expired on October 3, 2017.

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

We determined the fair value of the AMC Tranche C warrant using a lattice model, which is classified as Level 3 within in the fair-value hierarchy. Inputs to the model include our publicly-traded stock price, our stock volatility, the risk-free interest rate and contractual terms of the warrant (which are remaining life of the warrant, exercise price and assumptions pertaining to increasing the number of acquirable shares of common stock to achieve 50.1% ownership). We use the closing stock price of our common stock to compute stock volatility. To quantify and value the possibility of increasing the number of acquirable shares, management took into consideration its current capital structure, the impact of the 20% penalty if we were to fail to meet certain equity issuance conditions, and management’s best estimates of the likelihood of being subject to the 20% penalty. The AMC Tranche C warrant was valued at $13.4 million as of September 30, 2017 and $9.8 million as of December 31, 2016. During the current year, the AMC Tranche C warrant increased in value as a result of an increase in our common stock price.

We determined the fair value of our 2012 Warrants using a Monte Carlo simulation model. Because the warrants are so far out-of-the-money (exercise price is $36.00 per share) and as they approach their expiration date (which is October 2017) their fair value is effectively zero as of December 31, 2016 and September 30, 2017.

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

The following tables represent the valuation of our warrant and other derivative liabilities within the fair-value hierarchy:

	September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$13,410	$13,410

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$9,763	$9,763

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The following tables include a roll-forward of our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Nine Months Ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2016	$—	$—	$9,763	$9,763
Change in fair value	—	—	3,647	3,647
Stock warrants at September 30, 2017	$—	$—	$13,410	$13,410

	Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252
Change in fair value	—	—	1,011	1,011
Stock warrants at September 30, 2016	$—	$—	$3,263	$3,263

	Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426
Change in fair value	—	—	2,395	2,395
Amount reclassified to equity upon conversion	—	—	(296)	(296)
Embedded conversion feature at September 30, 2016	$—	$—	$10,525	$10,525

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

	Nine Months Ended September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$1,702	$1,702	$1,057

	Nine Months Ended September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$598	$598	$2,062

During the nine months ended September 30, 2017 and 2016, the investments in content were impaired by $1.1 million and $2.1 million, respectively. In determining the fair value of our investments in content, we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 11. NET INCOME (LOSS) PER COMMON SHARE

We have outstanding warrants to acquire 28.3 million and 10.1 million shares of common stock as of September 30, 2017 and 2016, respectively, which are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

During periods of reported net losses from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the three months ended September 30, 2017 and 2016, we have weighted average unvested shares of 2.7 million and 0.5 million, respectively, of compensatory stock options and restricted share-based awards

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive. For the nine months ended September 30, 2017 and 2016, we had weighted average unvested shares of 1.5 million and 0.4 million respectively, of compensatory stock options and restricted share-based awards that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

When dilutive, we include in our computation of diluted loss per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the three and nine months ended September 30, 2017 and 2016, we excluded 5.9 million and 11.2 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive.

NOTE 12. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash paid during the period for:
Interest	$1,592	$4,911
Income taxes	$30	$35
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$—	$832
Non-cash investing and financing activities:
Accretion on preferred stock	$959	$3,763
Preferred stock and derivative liability converted into common stock	$—	$1,232
Common stock issued to AMC as payment for prior year interest expense	$158	$—
Conversion of preferred stock into shares of common	$19,592	$—
Exercise of AMC warrant and reduction of senior debt	$2,847	$—
Interest payable on subordinated notes converted to principal	$—	$72
Capital expenditures accrued for in accounts payable and accrued liabilities	$369	$357

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

NOTE 14. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

During the nine months ended September 30, 2017 and 2016, we paid ACL $0.1 million and $3.2 million, respectively, for distribution rights for three titles, two of which were released as of December 31, 2016 and one which was released in 2017. As we recognize revenues from these titles, and all other titles, we amortize our content advances resulting in the recognition of content amortization and royalty expense. For the nine months ended September 30, 2017, we recognized content amortization and royalty expense of $0.2 million and none during the three months ended September 30, 2017. For the three and nine months ended

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

September 30, 2016, we recognized content amortization and royalty expense of $0.1 million and $0.4 million, respectively. This amortization is included in our cost of sales as content amortization and royalties. As of September 30, 2017, our remaining unamortized content advance is $1.6 million.

ACL paid dividends to RLJE Ltd. of $1.2 million during the nine months ended September 30, 2017 and $1.7 million during the nine months ended September 30, 2016. No dividends were received during the three months ended September 30, 2017 and 2016. We record dividends received as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE Ltd. and RLJE Australia. As of September 30, 2017, Acorn Media had lent its U.K. subsidiaries approximately $3.9 million and its Australian subsidiary approximately $3.3 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the Pound and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended September 30, 2017, we recognized foreign currency gains of $0.2 million and during the three months ended September 30, 2016 we recognized foreign currency losses of $0.1 million. During the nine months ended September 30, 2017, we recognized foreign currency gains of $0.6 million and during the nine months ended September 30, 2016, we recognized foreign currency losses of $0.9 million.

The RLJ Companies, LLC

In June 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor. These purchased liabilities, which are now owed to The RLJ Companies, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets. During the three months ended September 30, 2017, we made a $0.5 million payment to The RLJ Companies which reduced our remaining obligation to $3.0 million.

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

On July 1, 2017, we made a $0.4 million cash dividend payment to preferred stockholders.

NOTE 15. SUBSEQUENT EVENT

On October 2, 2017, we made a dividend payment of $0.4 million to our preferred shareholders.

On October 2, 2017, we issued AMC 427,347 shares of common stock in payment of $1.3 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement. At September 30, 2017, this accrued interest was included in accounts payable and accrued liabilities.

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

The IP Licensing and Wholesale Distribution segments exploit content primarily through third-party vendors. Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S., Canada, United Kingdom and Australia, including, among others: Amazon, Barnes & Noble, Comcast, DirecTV, Hulu, iTunes, Netflix, PBS, Showtime, Starz, Target and Walmart. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit. We have a catalog of owned and long-term licensed content that is segmented into brands such as Acorn (British drama/mystery, including content produced by ACL), RLJE Films (independent feature films, action/thriller horror), UMC (urban), Acacia (fitness), and Athena (documentaries).

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

HIGHLIGHTS

Highlights and significant events for the three months ended September 30, 2017 and 2016 are as follows:

•	Digital Channels paying subscribers increased over 50% from the third quarter of 2016 to over 620,000.
•	Digital Channels segment revenues increased 58.6% to $7.0 million from $4.4 million in the third quarter of 2016.
•

Total net revenues increased 13.9% year-over-year to $20.9 million, primarily driven by a 58.6% increase in Digital Channels revenue. Our Wholesale Distribution segment revenues remained flat compared to the third quarter of 2016.

•	Gross profit increased 16% to $8.2 million from the third quarter of 2016 as higher revenues from the Digital Channels segment offset the increased investment in content.
•	Equity Earnings from ACL increased by 74.0% to $1.7 million from the third quarter of 2016 as ACL continued to improve its film, TV distribution and publishing business segments.
•	Net loss was $2.7 million, an improvement of $1.2 million from third quarter of 2016.
•	Adjusted EBITDA grew 3.4% to $2.9 million from the third quarter of 2016 as a result of continued growth of the higher-margin Digital Channels segment and higher equity earnings from ACL.

Highlights and significant events for the nine months ended September 30, 2017 and 2016 are as follows:

•	Digital Channels segment revenues grew by 75.1% to $19.4 million as a result of continued subscriber growth.
•

Revenues increased $1.7 million to $53.6 million. The growth in revenues from our Digital Channels segment was partially offset by a $6.6 million decline in the revenues from our Wholesale Distribution segment primarily due to the release of less content during the first half of 2017. As a result, revenues increased 3.3% to $53.6 million compared to the same period in 2016.

•	Our Digital Channels segment contribution to income from continuing operations increased 55.7% to $6.3 million from $4.1 million during the nine months ended September 30, 2016.
•

Gross margin increased to 42.3% from 32.6% for the nine months ended September 30, 2016, primarily attributable to (i) the Digital Channels segment, a higher proportion of higher-margin proprietary Digital Channels revenue mix and expanding gross margin as fixed costs are leveraged through subscriber and revenue growth and (ii) in the Wholesale

Distribution segment, which had a few higher than normal-margin licensing deals and lower content impairment charges during the second quarter of 2017.
•

Net loss was $9.9 million compared to $17.6 million during the nine months ended September 30, 2016. The variance is primarily improved gross profit of $5.8 million and the elimination of the $3.2 million loss from discontinued operations in 2016.

•

Adjusted EBITDA improved by $4.9 million to positive $6.9 million from the nine months ended September 30, 2016. This improvement is primarily attributable to the continued growth of the Digital Channels segment, which delivers a higher profit margin, stronger Wholesale Distribution segment performance and higher equity earnings from ACL.

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

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and nine months ended September 30, 2017 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report. Adjusted EBITDA is defined below in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Adjusted EBITDA.

RESULTS OF OPERATIONS

A summary of our results of operations for the three and nine months ended September 30, 2017 and 2016, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenues	$20,900	$18,351	$53,620	$51,882
Costs of sales	12,712	11,312	30,922	34,988
Gross profit	8,188	7,039	22,698	16,894
Operating expenses	9,872	7,435	26,047	22,545
Loss from continuing operations	(1,684)	(396)	(3,349)	(5,651)
Equity in earnings of affiliate	1,723	990	3,143	2,198
Interest expense, net	(2,288)	(2,222)	(6,326)	(6,617)
Change in fair value of stock warrants and other derivatives	(264)	(1,222)	(3,647)	(3,406)
Gain on extinguishment of debt	—	—	470	—
Other income (expense), net	169	(42)	614	(772)
Provision for income taxes	(372)	(151)	(848)	(192)
Loss from continuing operations, net of income taxes	(2,716)	(3,043)	(9,943)	(14,440)
Loss from discontinued operations, net of income taxes	—	(917)	—	(3,169)
Net loss	$(2,716)	$(3,960)	$(9,943)	$(17,609)

Revenues

A summary of net revenues by segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Digital Channels	$6,954	$4,384	$19,358	$11,053
IP Licensing	41	17	45	43
Wholesale Distribution:
U.S.	11,297	11,440	25,326	32,787
International	2,608	2,510	8,891	7,999
Total Wholesale Distribution	13,905	13,950	34,217	40,786
Total Revenues	$20,900	$18,351	$53,620	$51,882

Revenues increased $2.5 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase in revenues is primarily driven by our Digital Channels segment, which increased by $2.6 million. The increase in revenues from our Digital Channels segment primarily results from over 50% growth in paying subscribers. We increased our marketing efforts during the quarter to enhance subscriber growth. In addition, we are continually featuring new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of our channels. Revenues from our Digital Channels segment continues to represent a growing and more meaningful portion of our consolidated revenues. Revenues from these channels for the three months ended September 30, 2017 account for 33.3% of our total revenues as compared to 23.9% for the three months ended September 30, 2016.

Revenues increased $1.7 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in revenues is primarily driven by our Digital Channels segment which increased by $8.3 million offset by revenues from our Wholesale Distribution segment, which decreased by $6.6 million during the first nine months of 2017. The increase in revenues from our Digital Channels segment primarily results from over 50% growth in paying subscribers. Our Wholesale Distribution segment’s revenue decline is attributable to decreases in the U.S. revenues of $7.5 million and an increase in international revenues of $0.9 million. The Wholesale Distribution segment’s U.S. revenue decrease is primarily attributable to less content being released in the first half of 2017 compared to the same period last year as well as a decline in demand for DVDs and Blu-ray product as more digital programming becomes available. International Wholesale Distribution revenues increased due to the strong performance of two new releases during the year.

Cost of Sales (“COS”) and Gross Profit

A summary of COS by segment and overall gross margins for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Digital Channels	$2,291	$1,202	$5,496	$3,358
IP Licensing	—	(106)	—	(102)
Wholesale Distribution	10,421	10,216	25,426	31,732
Total COS	$12,712	$11,312	$30,922	$34,988
Gross Profit	$8,188	$7,039	$22,698	$16,894
Gross Margin %	39.2%	38.4%	42.3%	32.6%

COS increased by $1.4 million to $12.7 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase in COS is primarily attributed our Digital Channels segment which increased by $1.1 million due to increased content amortization and royalty expense resulting from additional programming added to the channels. Impairment charges recorded for content investments and inventories total $1.0 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively. Our step-up amortization was $0.7 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The decrease step-up amortization is primarily attributable to lower revenues for content that was released as of the Business Combination date relative to our estimations of future revenues.

As a percentage of revenues, our gross margin improved to 39.2% for the three months ended September 30, 2017 as compared to 38.4% for the same period last year. The improvement is primarily attributable to a revenue growth from our proprietary digital channels. Revenues from these channels for the three months ended September 30, 2017 account for 33.3% of our total revenues as compared to 23.9% for the three months ended September 30, 2016. This business generates a higher gross margin than our other businesses especially as its revenues increase.

COS decreased by $4.1 million to $30.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in COS is attributed to lower sales of physical content and lower impairment charges in our Wholesale Distribution segment. Impairment charges recorded for content investments and inventories total $2.1 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. Our step-up amortization was $2.0 million for each of the nine months ended September 30, 2017 and 2016. Impairment charges decreased due to improved performance of our released content relative to our estimation of future revenues.

As a percentage of revenues, our gross margin improved to 42.3% for the nine months ended September 30, 2017 as compared to 32.6% for the same period last year. The improvement is primarily attributable to lower impairments and to revenue growth of our proprietary digital channels. Revenues from these channels for the nine months ended September 30, 2017 account for 36.1% of our total revenues as compared to 21.3% for the nine months ended September 30, 2016. This business generates a higher gross margin than our other businesses especially as its revenues increase. The Wholesale Distribution segment margins also increased due to the positive impact of a few one-time sales and licensing renewal transactions during the second quarter which had very little associated cost.

Selling, General and Administrative Expenses (“SG&A”)

A summary of SG&A expenses for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Selling expenses	$3,972	$2,536	$9,131	$6,882
General and administrative expenses	4,926	4,068	14,165	13,563
Depreciation and amortization	974	831	2,751	2,100
Total selling, general and administrative expenses	$9,872	$7,435	$26,047	$22,545

For the three and nine months ended September 30, 2017, SG&A increased by $2.4 million and $3.5 million, respectively, compared to the same periods in 2016. The increase in both periods is primarily attributable to targeted marketing expenses which increased $1.4 million during the quarter and $2.2 million during the nine-month period primarily due to increased marketing related to our Digital Channel segment. General and administrative expenses increased primarily due to increased incentive compensation costs including increased expenses associated with stock-based compensation for executives and employees. For the three and nine months ended September 30, 2017, depreciation and amortization expenses increased by $0.1 million and $0.7 million, respectively, which is primarily attributable to continued investment in our digital platforms to support the growth of our Digital Channels segment.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) increased by $0.7 million and $0.9 million in each of the three- and nine-month periods ended September 30, 2017, when compared to the same periods in 2016. During 2017, ACL’s gross profit margin and its income from operations are higher when compared to 2016 due to higher publishing and licensing revenues, as a percent of its total revenues, which generate higher margins when compared to its other operations. In addition, ACL’s results were impacted by the receipt of additional licensing revenues from one title.

Interest Expense, Net

Interest expense increased by $0.1 million for the three-month period ended September 30, 2017 compared to the same period in 2016 which is primarily a result of higher average outstanding debt balances partially offset by reduced interest rates on our senior debt. Interest expense decreased by $0.3 million for the nine-month period ended September 30, 2017 as compared to the same period in 2016 primarily due to reduced interest rates on our senior debt partially offset by higher average outstanding debt balances during 2017 as compared to 2016.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. For the three months ended September 30, 2017 and 2016, we recognized expense of $0.3 million and $1.2 million, respectively, due to changes in the fair value of our stock warrants and other derivative liabilities. For the nine months ended September 30, 2017 and 2016, we recognized expense of $3.6 million and $3.4 million, respectively, due to changes in the fair value of our stock warrants and other derivative liabilities.

Other Income (Expense)

Other income (expense) primarily consists of foreign currency gains and losses resulting from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the Pound relative to the U.S. dollar. As the Pound strengthens relative to the U.S. dollar, we recognize other income; and as the Pound weakens relative to the U.S. dollar, we recognize other expense. During the three months ended September 30, 2017, we recognized foreign currency gains of $0.2 million compared to foreign currency losses of $0.1 million during the same period in 2016. During the nine months ended September 30, 2017, we recognized foreign currency gains of $0.6 million compared to foreign currency losses of $0.9 million during the same period in 2016.

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

We recorded income tax expense of $0.4 million and $0.2 million for the three-month periods ended September 30, 2017 and 2016, respectively. We recorded income tax expense of $0.8 million and $0.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Our tax provision in 2017 primarily relates to our U.K. operations. We provide income tax provisions on our U.K. earnings, which includes our share of ACL earnings, at an effective tax rate of approximately 20%. During 2016, our income tax provision was provided primarily during the third quarter based on the pre-tax earnings of our U.K. operations.

Loss from Discontinued Operations, Net of Income Taxes

Our loss from discontinued operations is attributable to the wind down of our U.S. catalog/ecommerce business which occurred during 2016 and was effectively complete as of September 30, 2016. For the three and nine months ended September 30, 2016, our losses were $0.9 million and $3.2 million, respectively.

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

The following table includes the reconciliation of our consolidated U.S. GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(2,716)	$(3,960)	$(9,943)	$(17,609)
Interest expense	2,288	2,222	6,326	6,617
Provision for income tax	372	151	848	192
Depreciation and amortization	974	831	2,751	2,100
Basis-difference amortization in equity earnings of affiliate	117	117	342	373
Change in fair value of stock warrants and other derivatives	264	1,222	3,647	3,406
Stock-based compensation	696	277	1,208	887
Restructuring	200	—	8	—
Loss from discontinued operations	—	917	—	3,169
Foreign currency exchange gain on intercompany accounts	(165)	76	(640)	900
Non-cash royalty expense	881	963	2,397	2,001
Adjusted EBITDA	$2,911	$2,816	$6,944	$2,036

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

For the three- and nine-month periods ended September 30, 2017, our Adjusted EBITDA improved by $0.1 million and $4.9 million, respectively, compared to the same periods last year. The increase reflects our improved operating results from continuing operations after adjusting for the above non-cash expenses. The improved performance primarily results from the growth of our Digital Channels segment which is becoming a larger portion of our business and is contributing a higher profit margin. Adjusted EBITDA also improved due to the improved performance of our investment in ACL during the nine months ended September 30, 2017 as compared to the same period in 2016. The restructuring adjustment for the nine months ended September 30, 2017, primarily includes our net gain on extinguishment of debt, certain non-recurring transaction costs totaling $0.3 million and a legal settlement of $0.2 million during the third quarter.

BALANCE SHEET ANALYSIS

Assets

Total assets at September 30, 2017 and December 31, 2016, were $144.4 million and $136.0 million, respectively. The increase of $8.4 million in assets is primarily attributed to increases in investments in content of $14.6 million and equity investment in ACL of $3.4 million offset by decreases in accounts receivable of $6.3 million, other intangible assets of $1.2 million and cash of $1.2 million. The decrease in cash is primarily due to increased investments in content and increased royalty payments offset by the expansion of our debt, which generated about $9.3 million of cash, and cash dividends received from ACL of $1.2 million. Our equity investment in ACL increased due to improved operating performance and the strengthening Pound. Our accounts receivable decreased because of the seasonal nature of our Wholesale Distribution segment business and follows the decline in Wholesale Distribution segment revenues.

A summary of assets by segment is as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Digital Channels	$7,806	$5,941
IP Licensing	21,717	18,648
Wholesale Distribution	107,068	102,748
Corporate	7,813	8,643
	$144,404	$135,980

Liabilities and Equity

The increase in our liabilities and equity of $8.4 million to $144.4 million is primarily due to an $8.6 million increase in our debt balance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activity is as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash (used in) provided by operating activities	$(9,522)	$249
Net cash used in investing activities	(1,199)	(1,006)
Net cash provided by (used in) financing activities	9,090	(2,100)
Effect of exchange rate changes on cash	384	(199)
Net decrease in cash	(1,247)	(3,056)
Cash at beginning of period	7,834	4,530
Cash at end of period	$6,587	$1,474

At September 30, 2017 and December 31, 2016, our cash and cash equivalents was $6.6 million and $7.8 million, respectively. During the nine months ended September 30, 2017, our cash position was impacted by the following:

•

We used cash for operating activities of $9.5 million compared to us generating cash from operating activities of $0.2 million for the first nine months of last year. We used more cash for operating activities in 2017 due to increasing our investments in content to expand our program library and to reducing our royalty liabilities. We continue to have significant short-term vendor debts, that are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

•

Our quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale Distribution business which is 32% to 35% weighted to the fourth quarter and (c) the increased investment in content during the first half of the year, yet investments at times may be impacted by liquidity constraints.

•

Our reported cash flow activities include the impacts of our discontinued operations. During the nine months ended September 30, 2016, our discontinued operations required a net use of cash from operating activities of $3.8 million.

•

During the first nine months of 2017, we received $9.1 million from financing activities compared to using $2.1 million for the same period last year. During 2017, we increased our senior debt by $18.0 million and used $8.6 million to repay our subordinated debt. Last year our net cash used in financing activities consisted of normal debt servicing payments. Under our current senior loan, we have no required debt servicing payments until 2020.

Growth of our Digital Channels segment has the potential impact of improving our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 75.1% to $19.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016. After cost of sales and operating expenses, our Digital Channels segment contributed $6.3 million of income from continuing operations during the nine months ended September 30, 2017 compared to $4.1 million last year. Our expectation is that our digital channels will continue to grow, although there is no assurance that this will occur.

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

We believe that our current cash at September 30, 2017, will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditure and debt repayments, which are none until 2020, for at least the next one year from the date of issuance of these financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of September 30, 2017 and December 31, 2016, we had cash of $6.6 million and $7.8 million, respectively.

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

Financial covenants include the following:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ending December 31, 2017	Fiscal Year Ending December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	6.00 : 1.00	5.75 : 1.00	4.00 : 1.00	Ranges from 3.75 : 1.00 to 2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.75 : 1.00	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of September 30, 2017, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

Subordinated Notes Payable

On January 31, 2017, we repaid the outstanding principal and interest on our unsecured subordinated promissory notes. The subordinated notes were issued in 2012 in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). In 2015, and in connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire approximately 855,000 shares of common stock.

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
•

Dividends – the preferred stockholders are entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment was made on July 1, 2017 and payments will be made quarterly thereafter. At our discretion, dividend payments are payable in either cash, or if we satisfy certain equity issuance conditions, in shares of common stock. Pursuant to the October 14, 2016 amended terms, if we don’t satisfy equity issuance conditions, then we may elect to accrue the value of the dividend and add it to the preferred share’s stated value.

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

We are increasing (or accreting) the carrying balance of our preferred stock up to its redemption value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the nine months ended September 30, 2017 and 2016, we recognized accretion of $1.0 million and $3.8 million, respectively. Accretion includes cumulative preferred dividends. As of September 30, 2017, the accumulated unpaid dividends on preferred stock were $2.8 million. During the nine months ended September 30, 2017 and 2016 accumulated dividends increased by $1.4 million (or $46.16 per share of preferred stock) and $2.0 million (or $64.80 per share of preferred stock), respectively. On July 1, 2017, we made the first cash dividend payment of $0.4 million.

During 2016, two preferred shareholders converted a total of 849 shares of preferred stock and $0.1 million of accumulated dividends into 0.3 million shares of common stock. During June 2017, the largest preferred shareholder (RLJ SPAC Acquisition, LLC) converted a total of 15,000 shares of preferred stock and $2.7 million of accumulated dividends into 5.9 million shares of common stock.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of September 30, 2017, we had entered into licensing and distribution agreements for which we are obligated to pay $8.0 million once the related content has been delivered.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 23, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2017, there have been no material changes to the risk factors set forth in that Form 10-K.

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

RLJ ENTERTAINMENT, INC.

Date:	November 9, 2017	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	By:	/S/ NAZIR ROSTOM
Nazir Rostom
Chief Financial Officer
(Principal Financial and Accounting Officer)