Form 10-K
period 2017-12-31
RLJ ENTERTAINMENT, INC.
filed 2018-03-16
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates computed on June 30, 2017, based on the sales price of $3.31 per share:  Common Stock - $10,958,026.  All directors and executive officers have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

The number of shares outstanding of the registrant’s common stock as of February 28, 2018:  14,564,678

DOCUMENTS INCORPORATED BY REFERENCE

None.

RLJ ENTERTAINMENT, INC.

Form 10-K Annual Report

For the Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2017 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words. The use of “we,” “our” or “us” within this Annual Report is referring to RLJ Entertainment, Inc. and its subsidiaries.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•

Our financial performance, including our ability to achieve improved results from operations and improved earnings before income tax, depreciation and amortization, non-cash royalty expense, interest expense, non-cash exchange gains and losses on intercompany accounts, goodwill impairments, restructuring costs, change in fair value of stock warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate and dividends received from affiliate in excess of equity earnings of affiliate (or Adjusted EBITDA);

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

•

Our ability to realize anticipated synergies and other efficiencies in connection with the AMC transaction, as defined in this Annual Report under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources – Senior Term Notes;

•	Delays in the release of new titles or other content;
•	The effects of disruptions in our supply chain;
•	The loss of key personnel; or
•	Our public securities’ limited liquidity and trading.

You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed above and elsewhere, including “Item 1A. Risk Factors” below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS

RLJ Entertainment, Inc. (RLJE or the Company) is a premium digital channel company serving distinct audiences through its proprietary subscription-based digital channels, Acorn TV and UMC or Urban Movie Channel. Acorn TV features high-quality British and international mysteries and dramas. UMC showcases compelling urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences. The digital channels have consistently experienced substantial year-over-year growth rate since launch in 2011 and 2015, respectively. The table below shows quarterly subscriber growth from December 2015 to December 2017.

We exclusively control, co-produce, and own a large library of content primarily consisting of British mysteries and dramas, independent feature films and urban content. In addition to supporting our digital channels, the value of our content library is monetized through our intellectual property (or IP) licensing and wholesale distribution operations. These activities allow us to control all windows of exploitation of our content. Our IP licensing operations consist of content that we own and includes our 64% investment in Agatha Christie Ltd. (or ACL), while our wholesale distribution operations consist of content we license from others.

Strategic Growth of the Company

We expect to increase our subscriber growth to one million subscribers within 12 to 18 months. To that end, our growth initiatives include the following:

•	Development and acquisition of compelling, exclusive and original programming targeted to distinct audiences;
•	Continued promotional support of our digital channels and program releases;
•	Expansion of the distribution and geographic footprint of our digital channels; and
•	Continued enhancement of our subscribers’ experience through continuously improving mobile apps and digital platforms.

We believe that the convergence of television (TV) and the internet will promote the continued migration of consumers from bundled offerings to a la carte subscriptions significantly benefitting digital over-the-top (or OTT) platforms like Acorn TV and UMC. As a result, we have aligned our goals to (i) continue to develop unique brands that appeal to and capture dedicated audiences, (ii) develop strong content offerings that consumers are willing to purchase and (iii) provide superior service. Our goal is to continue to develop strong media brands that are a preferred destination and a “must-have” subscription for our audiences.

Investments in Content

We develop or acquire content that is intended to satisfy the desire of our niche audiences. We also acquire finished programs through long-term exclusive contracts. We invest in content that we believe will increase our digital channel subscribers’ interests and subscriptions as well as exceed our internal return-on-investment.

Sales and Marketing

We maintain our own sales force and also direct selling relationships with the majority of our broadcast and cable/satellite partners and retail customers. Our in-house marketing department manages promotional efforts across a wide range of off-line and online platforms.

Segments

Management views our operations based on three distinct reporting segments: (1) the Digital Channels segment; (2) the IP Licensing segment; and (3) the Wholesale Distribution segment. Operations and net assets that are not associated with any of these operating segments are reported as “Corporate” when disclosing and discussing segment information. The Digital Channels segment distributes film and television content through our proprietary subscription-based digital channels, Acorn TV and UMC. The IP Licensing segment includes intellectual property rights that we own, produce and then license; and includes our 64% ownership of ACL. Our Wholesale Distribution segment consists of the worldwide exploitation of exclusive content in various formats including digital (download-to-rent and electronic sell-through, or EST), television video on demand (VOD) through cable and satellite, broadcast, streaming, and DVD and Blu-ray through third-party media and retail outlets. The Wholesale Distribution and IP Licensing segments exploit content to third parties such as Amazon, Best Buy, iTunes, Netflix, Target and Walmart.

Total revenues by reporting segment for the periods presented are as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Digital Channels	$27,194	$16,262
IP Licensing	47	168
Wholesale Distribution	59,063	63,808
Total revenues	$86,304	$80,238

Our reported revenues exclude the revenues of ACL as we account for ACL using the equity method of accounting. ACL’s net revenues were $18.5 million and $19.5 million for the years ended December 31, 2017 and 2016, respectively.

Total assets for each reporting segment and Corporate as of December 31, 2017 and 2016 are as follows:

	December 31,
(In thousands)	2017	2016
Digital Channels	$11,148	$5,941
IP Licensing	23,981	18,648
Wholesale Distribution	104,987	102,748
Corporate	7,473	8,643
Total Assets	$147,589	$135,980

Digital Channels

A summary of the Digital Channels segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Revenues	$27,194	$16,262
Operating costs and expenses	(17,364)	(9,297)
Depreciation and amortization	(1,055)	(618)
Digital Channels segment contribution	$8,775	$6,347

The Digital Channels segment exploits much of the same film and television content as the Wholesale Distribution segment but exploits the content to consumers through various proprietary subscription video on demand (or SVOD) channels. To date, we have two primary digital channels, which are Acorn TV and UMC. We are continually rolling-out new programming on our digital channels and attracting new subscribers. As of December 31, 2017, our Digital Channels segment had over 680,000 subscribers compared to 457,000 subscribers at December 31, 2016.

IP Licensing

A summary of the IP Licensing segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Revenues	$47	$168
Operating costs and expenses	(455)	(554)
Depreciation and amortization	(128)	(134)
Share in ACL earnings	5,955	3,078
IP Licensing segment contribution	$5,419	$2,558

Our IP Licensing segment includes our 64% interest in ACL and owned intellectual property that is either owned or created by us and is licensed for exploitation worldwide.

Wholesale Distribution

A summary of the Wholesale Distribution segment’s revenues and expenses is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Revenues	$59,063	$63,808
Operating costs and expenses	(51,084)	(60,169)
Depreciation and amortization	(1,966)	(1,714)
Wholesale Distribution segment contribution	$6,013	$1,925

The Wholesale Distribution segment consists of worldwide exploitation of exclusive content in various formats through third party media and retail outlets.

Outside North America and the United Kingdom (or U.K.), we sublicense distribution in the areas of television, digital and home entertainment through distribution partners such as Universal Music Group International, Universal Pictures Australia and Warner Music Australia, each of which pays us a royalty for their distribution of our products.

Our Primary Brands

We focus on compelling British mystery and drama television, action and thriller independent feature films and diverse urban content, and documentaries. We exploit our titles through our various brands as follows:

Known for specializing in the best of British television, Acorn Media Group (or Acorn) monetizes high-quality dramas and mysteries via our digital channel Acorn TV in the United States (or U.S.) and Canada and to the broadcast/cable and home video windows within the North American, U.K. and Australian markets. In addition to consistently receiving strong national public relations coverage, our primary marketing to consumers is through Acorn TV offering viewers thousands of hours of compelling content including Acorn TV original productions and exclusive premieres of popular series. We further leverage the Acorn brand through a marketing and wholesale partnership with direct-to-consumer specialist Universal Screen Arts (or USA). USA purchases wholesale inventory from us and pays us a license fee for the exclusive right to publish a branded Acorn direct-to-consumer catalog and website (acornonline.com), which market and sell Acorn content on DVD and Blu-ray alongside complementary merchandise. Our Acorn brand generates revenues that are reported in the Digital Channels, IP Licensing (Agatha Christie revenues) and Wholesale Distribution segments (digital download and home video sales).

Our subsidiaries with a permanent presence in the U.K. television programming community, provide us access to new content and manage and develop our intellectual property rights. Our owned content includes 28 Foyle’s War made-for-TV films and, through our 64% ownership interest in ACL, the Agatha Christie branded library. The bestselling novelist of all time, Agatha Christie has sold more than 2 billion books, and her work contains a variety of short story collections, more than 80 novels, 19 plays and a film library of over 100 TV productions. Acorn is known for mystery and drama franchises and has been releasing TV movie adaptations featuring Agatha Christie’s two most famous characters, Hercule Poirot and Miss Marple, for over a decade with both series ranking among our all-time bestselling lines. Through ACL, we manage the vast majority of Agatha Christie publishing and television/film assets worldwide and across all mediums and actively develop new content and productions. In addition to film and television projects, in 2014, ACL published its first book since the death of Agatha Christie, The Monogram Murders, and has subsequently published its second book, Closed Casket, in 2016. The Agatha Christie family retains a 36% holding, and James Prichard, Agatha Christie’s great-grandson, is the Chairman of ACL.

UMC is a premium subscription-based service which features quality urban content showcasing feature films, documentaries, original series, stand-up comedy and other exclusive content for African American and urban audiences. Select UMC content is also monetized in the home video window in partnership with the Wholesale Distribution segment.

RLJE Films is a leading film and television licensee focusing on action, thriller, and horror independent feature films and urban content in partnership with our digital channel UMC. RLJE Films acquires exclusive long-term film rights across all distribution channels, with terms ranging generally from 5 to 25 years. RLJE Films content is currently distributed primarily in the U.S. and Canada through theatrical, broadcast/cable, physical and digital platforms. All of the revenues generated by the RLJE Films are included in our Wholesale Distribution segment.

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

Outsourced Services

Under a Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE), SPHE acts as our exclusive manufacturer in North America to meet our physical goods manufacturing requirements (DVD and Blu-ray) and to provide related fulfillment and other logistics services in exchange for certain fees. Our agreement with SPHE expires in August 2019. SPHE also provides certain operational services, including credit and collections, merchandising, returns processing and certain information technology (IT) functions. Under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable and also the risk of inventory loss with respect to the inventory they manage on our behalf.

On June 24, 2016, we entered into a licensing agreement with USA whereby USA took over our Acorn U.S. catalog/ecommerce business and became the official, exclusive, direct-to-consumer seller of Acorn product in the U.S.

In the U.S., we outsource our video delivery, streaming services and cloud hosting for our web portfolio and digital channels.

In the U.K., we have a fulfillment and logistics services arrangement with Sony DADC UK Limited, which is similar to the arrangement we have with SPHE in North America. Australian fulfilment and logistics are provided by Regency Media Pty Ltd.

Seasonality

Our subscriber growth and our Wholesale Distribution segment revenues exhibit a seasonal pattern. For our Digital Channels segment, the seasonality exists because of variations in when consumers buy internet-connected screens and when they tend to increase their viewing. For our Wholesale Distribution segment, the release timing of certain high-profile content as well as the holiday season impact the revenue stream. The fourth quarter typically represents our strongest quarter in terms of Wholesale Distribution segment revenues.

Competition

The market for entertainment video is intensely competitive and subject to rapid change. We face competition from other digital channels with similar genre and target audiences, independent distribution companies, major motion picture studios and broadcast and internet outlets in securing exclusive content distribution rights.

We also face competition from online and direct-to-consumer retailers, as well as alternative forms of leisure entertainment, including video games, the internet and other computer-related activities. Consumers can choose from a large supply of competing entertainment content from other suppliers. The success of any of our titles depends upon audience acceptance of a given program in relation to consumer tastes and cultural trends as well as the other titles released into the marketplace at or around the same time. Many of these competitors are larger than us.

Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which can be supported by additional placement fees or previous sales success. Programming is available online, delivered to smartphones, tablets, laptops, personal computers, or direct to the consumers’ TV set through multiple internet-ready devices, cable or satellite VOD and other subscription-based digital channels. For our physical wholesale distribution, our DVD and Blu-ray products compete for a finite amount of brick-and-mortar retail and rental shelf space.

Our ability to continue to successfully compete in our markets is largely dependent upon our ability to develop and secure unique and appealing content, and to anticipate and respond to various competitive factors affecting the industry, including new or changing program formats, changes in consumer preferences, regional and local economic conditions, discount pricing strategies and competitors’ promotional activities.

Industry Trends

Juniper Research reports that OTT revenues will hit $120 billion by 2020 and over 25% of households will subscribe to SVOD services by 2022.

According to The Digital Entertainment Group (or DEG), consumer home entertainment spending in calendar 2017 exceeded $20.5 billion, up 5% from 2016. This increase was driven by the 20% increase in total digital spending showing that consumers are continuing to build their digital film libraries.

Total digital-format revenues include EST (digital ownership), VOD (digital rental) and subscription-based streaming. EST revenues for 2017 increased by 6% compared to 2016. VOD revenues decreased 7% in 2017 compared to 2016. Total subscription VOD increased by 31% in 2017 compared to 2016.

DEG reported that in 2016 the number of U.S. households with Blu-ray playback devices, including set-top boxes and game consoles, was 88 million. DEG also reported that the number of households with HDTV (including 4K UHD) is now more than 120 million, including 30 million 4K Ultra HD TVs.

Research and Markets’ report, “Global Blu-ray Media and Players Market, Forecast to 2023”, predicts a decline of the DVD format sales as a result of increased 4K UHD players and lower physical media demand. Unit shipments for the global Blu-ray media market are expected to decrease from 595 million in 2017 to 516 million in 2023.

Employees

As of March 1, 2018, we had 98 total employees. Of these employees, 76 are based in the US and 22 are based internationally in the U.K. and Australia.

Other Information

RLJE was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media or Acorn), which is referred to herein as the “Business Combination.” We have a direct presence in North America, the U.K. and Australia with strategic sublicense and distribution relationships covering Europe, Asia and Latin America.

A summary of our significant corporate entities and structure is as follows:

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

Our Credit Agreement provides that an “event of default” will occur under a number of circumstances, including (i) the failure to make payments when due, (ii) acceleration of payment obligations under other agreements, (iii) the failure to comply with the financial ratios and other covenants, (iv) breach of a representation or warranty in a material respect, (v) bankruptcy, (vi) judgments against RLJE or any of its subsidiaries over $250,000 individually or $500,000 in the aggregate at any time, (vii) a change of control, or (viii) a default under the investment documents with AMC Networks Inc. (or AMC). If an event of default occurs, the lender under our Credit Agreement may, unless we are able to negotiate an amendment, forbearance or waiver, require us to repay all amounts then outstanding under the Credit Agreement, which would have a material adverse effect on our liquidity, business, results of operations and financial condition.

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

Our liquidity depends on our cash-on-hand, operating cash flows and ability to collect cash receipts. At December 31, 2017, our cash and cash equivalents were approximately $6.2 million. Under the Credit Agreement, we are required to maintain $2.0 million for the fiscal year ending December 31, 2017 and $3.5 million for the fiscal year ending December 31, 2018 and all fiscal years thereafter for the term of the agreement. We rely on our cash-on-hand, operating cash flows and ability to collect cash receipts to fund our operations and meet our financial obligations. Delays or any failure to collect our trade accounts receivable would have a negative effect on our liquidity and could lead to an event of default under the Credit Agreement.

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

We may not be able to generate sufficient cash to service all our indebtedness, and we may be forced to take other actions, which may or may not be successful, to satisfy our obligations under our indebtedness. Our ability to make scheduled payments under our senior secured Credit Agreement depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest due under the Credit Agreement or any future debt agreement. However, during 2017 we amended our senior secured Credit Agreement whereby all interest payments are to be settled with shares of common stock, and principal debt payments are not required until 2020. If our cash flows and capital resources are insufficient to fund our future debt service and other obligations, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures and development efforts, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Agreement.

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

Changes in competitive offerings for entertainment video could adversely impact our business. The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based ecommerce or entertainment video providers are increasing their internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

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

We may be unable to recoup advances paid to secure exclusive distribution rights. Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution. Most agreements to acquire content require upfront advances against royalties or net profits participations expected to be earned from future distribution. The amount we are willing to advance is derived from our estimate of net revenues that will be realized from our distribution of the title. Although these estimates are based on management’s knowledge of competitive title performance, current events and actions management may undertake in the future, actual results will differ from those estimates. If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of advances paid. We recorded impairments related to our investments in content of $1.6 million during 2017 and $2.8 million during 2016.

Our inability to maintain relationships with our program suppliers and vendors may adversely affect our business. We receive a significant amount of our revenues from the distribution of content for which we already have exclusive agreements with program suppliers. However, titles which have been financed by us may not be timely delivered as agreed or may not be of the expected quality. Delays or inadequacies in delivery of titles, including rights clearances, could negatively affect the performance of any given quarter or year. In addition, results of operations and financial condition may be materially adversely affected if:

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

A high rate of product returns may adversely affect our business, results of operations and financial condition. As with the major studios and other independent companies in this industry, we face the risk of experiencing a relatively high level of product returns as a percentage of our revenues for a given title. Additionally, our allowances for sales returns may not be adequate to cover any potential returns resulting from future retailer consolidation events within the home-video retail marketplace. When these occur the risk of inventory consolidation and higher returns increases. Having experienced a high rate of product returns over the past three years, 2017 saw a significant decline in returns. Changes in our business practices lead us to expect these levels to remain lower, but the risk of retail consolidation still exists.

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

Our high concentration of sales to and receivables from relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations and financial condition. During 2017, sales to one customer accounted for 24.6% of our Wholesale Distribution segment revenues. Our top five customers accounted for approximately 55.0% of our Wholesale Distribution segment revenues during 2017. One customer accounted for 37.5% of revenues reported within our Digitals Channels segment during 2017. At December 31, 2017, Amazon, SPHE, Hulu, and Netflix accounted for approximately 25.0%, 22.2%, 15.2% and 13.9%, respectively, of our gross accounts receivable.

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

Under English law, the amount, timing and form of payment of any dividends or other distributions is a matter for ACL’s board of directors to determine, and, as a result, we cannot control when these distributions are made. If ACL’s board of directors decides not to authorize distributions, our cash flow may decrease, materially adversely affecting our business, results of operations, liquidity and financial condition.

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

Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates. We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenues or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

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

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income. On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things. On that same day, Staff Accounting Bulletin No. 118 (or SAB 118) was issued to address the application of accounting principles generally accepted in the United States of America (or US GAAP) in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.. In accordance with SAB 118, we determined that the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis and any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.

Risks Relating to Our Industry

Our revenues and results of operations may fluctuate significantly. Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the television programming and feature films that we exploit, which cannot be predicted with certainty. In particular, the underperformance in any given window or format of one or more motion pictures or television programs in any period may cause our revenues and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

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

We may not be able to continue to attract and retain subscribers to our digital channels. We have experienced significant subscriber growth since we began our digital channels in 2011. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality streaming experience. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers. We compete for screen viewing time with traditional broadcast and cable, video-on-demand, internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, and streaming video retail stores, among others. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers.

Revenues from the sale of DVDs are declining. During calendar 2017, DVD continued to experience a decline in revenues for the category since the format debuted in 1997. We estimate that approximately 41% of our 2017 net revenue base is generated from the sale of physical goods, which includes revenues from the sale of DVDs, compared to 51% in 2016. The continued maturation of the standard DVD format may continue to adversely affect our business, results of operations and financial condition.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely affect our business, results of operations and financial condition. We face increasing competition from major motion picture studios and other independent content suppliers for limited retail shelf space, which space has been shrinking in absolute terms as brick and mortar retailers have fewer stores and smaller space allocations for the home-video space within their stores. We believe competition can be especially challenging for independent labels like us, because the new releases of major studios often have extremely high visibility, greater marketing support and sales projections in the millions of units, which typically require much more shelf space to support.

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

We cannot accurately predict the overall effect shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on distributors. In addition to uncertainty regarding the DVD market, there is uncertainty as to whether other developing distribution channels and formats, such as VOD and internet distribution of television and films, will widely accepted by consumers or provide us with opportunities for successful business exploitation. Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, the demand for delivery through DVDs may decrease.

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

Any future issuances of equity may significantly affect the market price of our common stock. Future issuances of substantial amounts of our common stock, including shares that we may issue upon conversion or redemption of outstanding preferred stock, exercise of outstanding warrants, or conversion of other convertible securities, if any, could adversely affect the market price of our common stock. The amount of common stock issuable upon redemption of our preferred stock, although subject to a floor price, is not fixed in all circumstances, and therefore the actual amount of common stock issuable upon redemption cannot currently be determined. Similarly, the amount of common stock issuable upon exercise of one of the three warrants issued to AMC is not fixed in all circumstances, and therefore the actual amount of common stock issuable upon exercise cannot currently be determined. Additionally, our senior secured Credit Agreement with AMC requires us to settle all interest due with shares of common stock at a rate of $3.00 per share. The number of shares issuable to settle interest is therefore dependent upon when the Credit Agreement loans are repaid. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, our stockholders may experience substantial dilution and the price of our common stock may fall. New equity securities issued may also have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market. We are authorized to issue 250,000,000 shares of our common stock. As of March 1, 2018, we had 14,564,678 shares of our common stock outstanding, excluding shares issuable upon conversion of our outstanding preferred stock and exercise of our outstanding warrants. As of March 1, 2018, we had outstanding preferred stock convertible into approximately 5,880,000 shares of our common stock, including dividends, at a conversion price of $3.00 per share and warrants to purchase 1,349,111 shares of common stock at $1.50 per share, warrants to purchase 150,000 shares of common stock at $2.37 per share, warrants to purchase 1,500,000 shares of common stock at $3.00, and warrants to purchase 18,333,000 shares of common stock at $3.00, respectively. To the extent the shares of common stock are issued, preferred stock is converted or warrants are exercised, holders of our common stock will experience dilution.

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

Our principal executive office is located in Silver Spring, Maryland. We also maintain offices in Woodland Hills, California; London, England and Sydney, Australia with varying terms and expiration dates. All locations are leased. A summary of our locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate/ Digital Channels
Woodland Hills, CA	Administrative/Sales/ Content Acquisition	June 30, 2021	Digital Channels/ Wholesale Distribution
London, England	Content Development and Production/Sales/ Administration for the U.K.	July 1, 2018	Digital Channels/IP Licensing/ Wholesale Distribution
Sydney, Australia	Sales/Administration	Month-to-month	Wholesale Distribution

(1)	The segment descriptions above reflect the location’s primary activity.

We believe that our current offices are adequate to meet our business needs, and our properties and equipment have been well maintained.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is traded on The NASDAQ Capital Market® under the symbol “RLJE”. The table below presents the quarterly high and low closing sales prices of our common stock reported by NASDAQ.

	Common Stock
	High	Low
2017
First quarter	$2.52	$1.46
Second quarter	$3.31	$2.46
Third quarter	$4.46	$2.91
Fourth quarter	$4.40	$3.25

2016
First quarter	$2.97	$1.41
Second quarter	$2.70	$1.58
Third quarter	$2.90	$1.88
Fourth quarter	$2.28	$1.34

Stockholders

As of December 31, 2017, there were:

•	14,071,423 shares of our common stock outstanding, which were held by approximately 268 holders of record;
•	warrants to purchase 18,333,000 shares of our common stock at a price of $3.00 per share held by AMC Networks;
•

warrants to acquire 1,349,111 shares of common stock at a price of $1.50 per share; 150,000 shares of common stock at a price of $2.37 per share, and 1,500,000 shares of our common stock at a price of $3.00 per share held by approximately 10 holders of record; and

•	15,198,000 shares or our preferred stock outstanding, convertible into 5,880,000 shares of common stock at a price of $3.00 per share, held by 5 holders of record.

The number of holders of record does not include the number of persons whose securities are in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our senior secured credit agreement with AMC restricts our ability to pay dividends on our common stock. For more information on these restrictions, please refer to Note 10, Debt of our consolidated financial statements and in the Liquidity and Capital Resources sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (or MD&A).

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

OVERVIEW

General

RLJ Entertainment, Inc. (RLJE or the Company) was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.” Acorn Media includes its United Kingdom (or U.K.) subsidiaries RLJ Entertainment Ltd (or RLJE Ltd.), Acorn Media Enterprises Limited (or AME), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

We are a premium digital channel company serving distinct audiences through our proprietary subscription-based digital channels (or Digital Channels segment), Acorn TV and UMC or Urban Movie Channel. Acorn TV features high-quality British and International mysteries and dramas. UMC showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences.

We also exclusively control, co-produce, and own a large library of content primarily consisting of British mysteries and dramas, independent feature films and Urban content. In addition to supporting our Digital Channels, we monetize our library through intellectual property (or IP) rights that we own, produce, and then exploit worldwide (our IP Licensing segment) and distribution operations across all available wholesale windows of exploitation (our Wholesale Distribution segment). Our IP Licensing segment consists of content that we own and includes our investment in Agatha Christie Ltd. (or ACL), while our Wholesale Distribution segment consists of worldwide exploitation of exclusive content in various formats through our wholesale partners, including broadcasters, digital outlets and major retailers in the United States of America (or U.S.), Canada, U.K. and Australia. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.

On June 24, 2016, we entered into a licensing agreement with Universal Screen Arts (or USA) whereby USA took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. During the quarter ended June 30, 2016, we also electronically distributed our last Acacia catalogs. As a result of these actions, we classified the U.S. catalog/ecommerce business as discontinued operations.

Revenue Sources

Revenues by reporting segment as a percentage of total revenues for the periods presented are as follows:

	Years Ended December 31,
	2017	2016
Digital Channels	31.5%	20.3%
IP Licensing (1)	0.1%	0.2%
Wholesale Distribution	68.4%	79.5%
Total revenues	100.0%	100.0%

(1)	Reported net revenues exclude revenues generated by our 64% owned subsidiary, ACL, which is accounted for under the equity method of accounting.

Revenues by geographical area as a percent of the total revenues are as follows:

	Years Ended December 31,
	2017	2016
United States	85.1%	84.9%
United Kingdom	13.6%	13.9%
Other	1.3%	1.2%
Total revenues	100.0%	100.0%

Digital Channels Segment

Our Digital Channels segment predominately operates in the U.S. and comprises 31.5% of our overall revenue base. The Digital Channels segment revenues are derived from our online, proprietary, SVOD channels, Acorn TV and UMC. During 2017, revenues from our Digital Channels totaled $27.2 million, which represents an increase of $10.9 million when compared to 2016.

IP Licensing Segment

Our television drama productions are generally financed by the pre-sale of the initial broadcast license rights. Revenues reported in this segment include the initial broadcast license revenues, generally from the U.K. territory, and sublicense revenues for other territories outside the U.S., U.K. and Australia.

Wholesale Distribution Segment

DVD and Blu-ray

Our primary source of revenues within the Wholesale Distribution segment continues to be from the exploitation of exclusive content on DVD and Blu-ray through third-party retailers such as Amazon and Walmart.

Digital, VOD and Broadcast

Revenues derived from digital and broadcast exploitation of our content continue to grow as a percentage of revenues. Net revenues derived from digital, VOD, third-party SVOD and broadcast exploitation account for approximately 41.5% of the segment’s revenues in 2017 versus 34.9% in 2016. This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption on portable devices such as smartphones and tablets, we believe we are well-positioned to capture business in this growing distribution channel. Some of our digital retailers include Amazon, Hulu, iTunes, Netflix and a variety of cable television providers.

Other Licensing

We continue our efforts to acquire more programming with international rights. Our key sublicensing partners, that cover territories outside the U.S., the U.K. and Australia, are Universal Music Group International, Universal Pictures Australia and Warner Music Australia. To date, most of the feature films we have acquired do not include rights outside of North America. However, given our presence in the United Kingdom and Australia, we are focusing our efforts to acquire more programming in all English-language markets. When appropriate, we now seek the greatest variety of distribution rights regarding acquired content in the greatest variety of formats. We believe that this will allow us to further diversify revenue streams.

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

In addition to advances, upfront fees and production costs, the other significant expenditures we incur are DVD/Blu-ray replication and digitalization of program masters, shipping costs from self-distribution of exclusive content, content hosting and delivery costs associate with our Digital Channels segment, advertising, personnel compensation costs and interest.

We strive to achieve long-term, sustainable growth and profitability exceeding our internal return on investment target on new content acquisitions. This financial target is based on all up-front expenses associated with the acquisition and release of a title, including advances and development costs, and is calculated after allocating overhead costs.

We also seek to maximize our operational cash flow and profitability by closely managing our marketing and discretionary expenses, and by actively negotiating and managing collection and payment terms.

Highlights

Highlights for the year ended December 31, 2017 and other significant events are as follows:

•	Digital Channels segment revenues increased 67.2% to $27.2 million, driven by subscriber growth of 50.6% and was 31.5% of 2017 total revenues compared to 20.3% of 2016 total revenues.
•	Total revenues increased 7.6% to $86.3 million, primarily driven by the increase in Digital Channels segment revenues.
•

Gross profit increased 40.7% to $37.1 million and gross margin increased over ten percentage points to 43.0% in 2017 from last year. Continued growth in Digital Channels segment, which represents a larger portion of total revenues, drove the improvements in gross profit and gross margin.

•	Net loss improved by $15.7 million and was $6.1 million for the year compared to a net loss of $21.9 million last year.
•	Adjusted EBITDA improved 26.5% to $16.6 million from $13.1 million last year.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during 2017 and should be read in conjunction with our consolidated financial statements and related discussions within this Annual Report.

Results of Operations

A summary of our results of operations is presented below for the years ended December 31, 2017 and 2016, as disclosed in our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, herein referred to as our “consolidated financial statements.” Our consolidated financial statements have been prepared in accordance US GAAP.

	Years Ended December 31,
(In thousands)	2017	2016
Revenues	$86,304	$80,238
Costs of sales	49,174	53,847
Gross profit	37,130	26,391
Operating expenses	36,305	30,096
Income (Loss) from operations	825	(3,705)
Equity earnings of affiliate	5,955	3,078
Interest expense, net	(8,622)	(8,400)
Change in fair value of stock warrants and other derivatives	(3,922)	(4,573)
Gain (Loss) on extinguishment of debt	351	(3,549)
Other income (expense)	521	(1,293)
Provision for income taxes	(1,234)	(155)
Loss from continuing operations, net of income taxes	(6,126)	(18,597)
Loss from discontinued operations, net of income taxes	—	(3,277)
Net loss	$(6,126)	$(21,874)

Revenues

A summary of revenues by segment for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Digital Channels	$27,194	$16,262
Intellectual Property	47	168
Wholesale Distribution Revenue:
U.S.	46,224	51,834
International	12,839	11,974
Total Wholesale Distribution	59,063	63,808
Total Revenues	$86,304	$80,238

Revenues for the year ended December 31, 2017 increased $6.1 million when compared to the year ended December 31, 2016. The increase in revenues is primarily driven by our Digital Channels segment, which increased by $10.9 million, offset by revenues from our Wholesale Distribution segment, which decreased by $4.8 million. The increase in revenues from our Digital Channels segment was driven by 50.6% growth in paying subscribers. We increased our marketing efforts during the year to support subscriber growth. In addition, we are continually featuring new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of our channels. Revenues from our Digital Channels segment continues to represent a growing and more meaningful portion of our consolidated revenues.  Revenues from these channels for the year ended December 31, 2017, account for 31.5% of our total revenues as compared to 20.3% for the same period in 2016.

Our Wholesale Distribution segment’s revenue decline is attributable to decreases in the U.S. revenues of $5.6 million and an increase in international revenues of $0.9 million. The Wholesale Distribution segment’s U.S. revenue decrease is primarily attributable to less content being released in the first half of 2017 compared to the same period last year as well as a decline in demand for DVDs and Blu-ray product as more digital programming becomes available. In 2017, one of our major wholesale partners substantially discontinued the sale of DVDs which contributed to the decrease in U.S. revenues. International Wholesale Distribution revenues increased due to the strong performance of two new releases during the year.

Cost of Sales (“COS”) and Gross Margins

A summary of COS by segment and overall gross margins for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Digital Channels	$7,664	$4,929
IP Licensing	—	158
Wholesale Distribution	41,510	48,760
Total COS	$49,174	$53,847
Gross Margin	$37,130	$26,391
Gross Margin %	43.0%	32.9%

COS decreased by $4.7 million to $49.2 million for 2017 compared to the same period in 2016. The decrease in COS is attributed to lower sales of physical content, lower impairment charges and lower step-up amortization in our Wholesale Distribution segment. Impairment charges recorded for content investments and inventories total $3.0 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively. Impairment charges decreased due to improved performance of our released content relative to our estimation of future revenues. Our step-up amortization was $2.6 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively. The decrease in step-up amortization is attributable to lower revenues from titles that were acquired prior to our Business Combination. As time passes, we expect that step-up amortization will decrease.

As a percentage of revenues, our gross margin improved to 43.0% for 2017 compared to 32.9% for 2016. The improvement is primarily attributable to lower impairments and step-up amortization, as well as, revenue growth of our proprietary digital channels. Revenues from this segment account for 31.5% of our total revenues during 2017 as compared to 20.3% of total revenues during 2016. This business segment generates a higher gross margin than our other business segments. The Wholesale Distribution segment margins also increased due to the positive impact of a few one-time sales and licensing renewal transactions representing revenues of $1.1 million during 2017, which had very little associated costs.

Operating Expenses (“SG&A”)

The following table includes a summary of the components of SG&A:

	Years Ended December 31,
(In thousands)	2017	2016
Selling expenses	$12,896	$9,298
General and administrative expenses	19,704	17,841
Depreciation and amortization	3,705	2,957
Total operating expenses	$36,305	$30,096

SG&A increased by $6.2 million for the year ended December 31, 2017, compared to the same period in 2016. The increase is primarily attributable to targeted marketing expenses that increased $3.6 million for year ended December 31, 2017, primarily due to increased marketing related to our Digital Channels segment. General and administrative expenses increased $1.9 million primarily due to increased incentive compensation costs including increased expenses associated with stock-based compensation for executives and employees. Depreciation and amortization expense increased $0.8 million primarily due to investments in our websites to support the growth of the Digital Channels segment.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) increased $2.9 million for the year ended December 31, 2017 to $6.0 million when compared to 2016. During 2017, ACL’s gross profit margin and its income from operations are higher when compared to 2016 due to higher publishing and licensing revenues, as a percent of its total revenues, which generate higher margins when compared to its other operations. In addition, ACL’s results were impacted by the strong performance of film and television programming released in 2017, as well as the receipt of additional licensing revenues from one title.

Interest Expense

Interest expense increased $0.2 million for the year ended December 31, 2017, as compared to 2016. The increase is primarily a result of higher average outstanding debt balances partially offset by reduced interest rates on our senior debt.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. During 2017, we recognized expense of $3.9 million due to changes in the fair value of our stock warrants and other derivative liabilities. During 2016, we recognized expense of $4.6 million due to changes in the fair value of our stock warrants and other derivative liabilities.

Gain (Loss) on Extinguishment of Debt

In 2016, upon repaying our previous credit facility and entering into the senior secured credit agreement with AMC, we recognized a $3.6 million loss from the early extinguishment of debt, which is reported separately within our statement of operations. This loss primarily represents the unamortized debt discount and deferred financing costs at the time of repayment and a prepayment penalty of $0.8 million. In 2017, we amended our credit agreement with AMC (see Liquidity and Capital Resources below) and recorded a gain of $0.3 million. The gain was a result of us recording the new amended debt at an amount that was slightly less than its current carrying amount.

Other Income (Expense)

Other expense mostly consists of foreign currency gains and losses resulting primarily from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar (or the Dollar). As the Pound strengthens relative to the Dollar, we recognized other income; and as the Pound weakens relative to the Dollar, we recognize other expense. During 2017, the Pound strengthened relative to the dollar, and we recognized a foreign currency gain of $0.6 million. During 2016, the Pound weakened relative to the dollar, and we recognized foreign currency loss of $1.5 million.

Income Taxes

We have fully reserved our net U.S. deferred tax assets, and such tax assets may be available to reduce future income taxes payable should we have U.S. taxable income in the future. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use our NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership. As of December 31, 2017, we had NOL carryforwards for federal and state income tax purposes of approximately $113.6 million and $61.0 million, respectively.

We recorded income tax expense of $1.2 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Our tax provision consists primarily of a deferred tax provision for certain deferred tax liabilities and a current tax provision for our U.K. operations. We are recording a deferred tax provision and liability for our equity earnings of affiliate (ACL). These earnings will be taxable in the U.K., when and if we dispose of our investment. We are providing current income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 19%. We are not providing a current tax provision (benefit) on our U.S. operations, other than for certain state minimum taxes, which are not material.

Loss from Discontinued Operations, Net of Income Taxes

Our loss from discontinued operations is attributable to us transitioning our U.S. catalog/ecommerce business to USA, which was completed during 2016. For the year ended December 31, 2016, our loss from discontinued operations was $3.3 million. Revenues from discontinued operations were $7.8 million for the year ended December 31, 2016.

Adjusted EBITDA

Management defines Adjusted EBITDA as earnings before income tax, depreciation and amortization, non-cash royalty expense, interest expense, non-cash exchange gains and losses on intercompany accounts, goodwill impairments, restructuring costs, change in fair value of stock warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate and dividends received from affiliate in excess of equity earnings of affiliate.

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2017	2016
Net loss	$(6,126)	$(21,874)
Interest expense	8,622	8,400
Provision for income tax	1,234	155
Depreciation and amortization	3,705	2,957
Basis-difference amortization in equity earnings of affiliate	460	484
Change in fair value of stock warrants and other derivatives	3,922	4,573
Stock-based compensation	1,841	1,010
Restructuring	249	5,938
Loss from discontinued operations	—	3,277
Foreign currency exchange loss on intercompany accounts	(591)	1,487
Non-cash royalty expense	3,234	6,681
Adjusted EBITDA	$16,550	$13,088

Adjusted EBITDA increased by $3.5 million for the year ended December 31, 2017 compared to the same period in the prior year. The increase reflects our improved operating results from continuing operations after adjusting for the above non-cash expenses. The improved performance primarily results from the growth of our Digital Channels segment, which is becoming a larger portion of our business and is contributing a higher profit margin. Adjusted EBITDA also improved due to the improved performance of our investment in ACL during the fiscal year ended December 31, 2017 as compared to the same period in December 31, 2016. The 2017 restructuring adjustment primarily includes our net gain on extinguishment of debt, certain non-recurring transaction costs totaling $0.3 million, a legal settlement of $0.2 million and severance payments totaling $0.2 million. The 2016 restructuring adjustment includes our loss on extinguishment of debt and related transaction costs. The adjustment also includes severance payments and related expenses totaling $2.1 million, which consist entirely of personnel costs that have been eliminated as a result of our restructuring activities.

BALANCE SHEET ANALYSIS

Assets

Total assets at December 31, 2017 and 2016, were $147.6 million and $136.0 million, respectively. The increase of $11.6 million in assets is primarily attributed to increases in investments in content of $9.8 million, equity investment in ACL of $5.1 million and increase in accounts receivable of $1.2 million offset by decreases in other intangible assets of $1.6 million, cash of $1.6 million and inventories of $1.3 million. The decrease in cash is primarily due to increased investments in content and increased royalty payments offset by the expansion of our debt, which generated about $9.3 million of cash, and cash dividends received from ACL of $2.5 million. Our equity investment in ACL primarily increased due to improved operating performance. Our accounts receivable increased largely due to the growth of revenues from our Digital Channels segment.

A summary of assets by segment is as follows:

	December 31,
(In thousands)	2017	2016
Digital Channels	$11,148	$5,941
IP Licensing	23,981	18,648
Wholesale Distribution	104,987	102,748
Corporate	7,473	8,643
Total Assets	$147,589	$135,980

Liabilities and Equity

The increase of liabilities and equity of $11.6 million to $147.6 million is primarily due to an $10.6 million increase in our debt balance.

Liquidity and Capital Resources

Liquidity

A summary of our cash flow activities is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Net cash used in operating activities	$(8,886)	$(1,484)
Net cash used in investing activities	(1,933)	(1,428)
Net cash provided by financing activities	8,732	6,462
Effect of exchange rate changes on cash	468	(246)
Net (decrease) increase in cash	(1,619)	3,304
Cash at beginning of year	7,834	4,530
Cash at end of year	$6,215	$7,834

At December 31, 2017 and 2016, our cash balances were approximately $6.2 million and $7.8 million, respectively.

The aggregate cash used in operating and investing activities during the year ended December 31, 2017 was provided by cash from our operation and our financing activities. During the year ended December 31, 2017, our cash position was impacted by the following:

•

We used cash for operating activities of $8.9 million compared to $1.5 million for the same period last year. We used more cash for operating activities in 2017 due to increasing our investments in content to expand our program library and to reducing our royalty liabilities. We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant short-term vendor debts, that are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

•

Our quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale Distribution business which is 32% to 35% weighted to the fourth quarter and (c) the increased investment in content during the first half of the year, though investments are limited by liquidity constraints.

•

Our reported cash flow activities include the impacts of our discontinued operations. During the year ended 2016, our discontinued operations required a net use of cash from operating activities of $3.8 million.

•

During 2017, we received $8.7 million from financing activities compared to $6.5 million for the same period in the prior year. During 2017, we increased our senior debt by $18.0 million and used $8.6 million to repay our subordinated debt. During 2016, we received net cash proceeds from the AMC Credit Agreement, as defined below under Capital Resources, of $64.2 million when refinancing our senior debt. The proceeds received were used to repay our prior senior secured term notes of $56.9 million, including accrued interest, and transaction expenses of approximately $1.7 million, which included a prepayment penalty of $0.8 million.

Our past due vendor payables are currently $7.7 million, a reduction of $4.4 million from last year. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures for marketing to support subscriber growth and for the acquisition of new content that allows us to generate revenues and margins sufficient to meet our obligations.

Growth of our Digital Channels segment has the potential impact of improving our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 67.2% to $27.2 million during 2017. After cost of sales and operating expenses, our Digital Channels segment contributed $8.8 million of income from continuing operations for 2017 compared to $6.3 million last year. Our expectation is that our Digital Channels will continue to grow, however there is no assurance that this will occur.

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

During the year ended December 31, 2017, we had capital expenditures of $1.9 million which includes $0.3 million that was accrued for in accounts payable. The capital expenditures by segment during 2017 were $1.3 million $0.6 million for the Digital Channels and Corporate segments, respectively. During the year ended December 31, 2016, we had capital expenditures of $1.7 million, which includes $0.3 million that was accrued for in accounts payable. The capital expenditures by segment during 2016 were $1.4 million and $0.3 million for the Digital Channels and Corporate segments, respectively.

We believe that our current cash at December 31, 2017, will be sufficient to meet our forecasted requirements for operating liquidity and capital expenditures for at least one year from the date of issuance of this report. We have no required debt repayments until 2020. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of December 31, 2017, we had cash of $6.2 million, as compared to $7.8 million as of December 31, 2016.

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

The proceeds received from the AMC Credit Agreement were used to repay our prior senior secured term notes of $55.1 million, including accrued interest, and transaction expenses of approximately $1.7 million, which includes a prepayment penalty of $0.8 million. Initially, the AMC Credit Agreement consisted of (i) a term loan tranche in the principal amount of

$5.0 million (or Tranche A Loan), which was due on October 14, 2017, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest was payable quarterly whereby 4.0% was payable in cash and the balance was payable in shares of common stock determined using a per-share value of $3.00. The loan is secured by a lien on substantially all of our consolidated assets.

On January 30, 2017, to repay prior debt obligations under the subordinated notes payable we amended the AMC Credit Agreement and borrowed an additional $8.0 million, thereby increasing our Tranche A Loan from $5.0 million to $13.0 million. We also extended the maturity date for our Tranche A Loan from October 14, 2017 to June 30, 2019.

On June 16, 2017, to fuel the growth of our business we expanded the AMC Credit Agreement and borrowed an additional $10.0 million, thereby increasing our Tranche A Loan from $13.0 million to $23.0 million. Further, we extended the maturity date for our Tranche A Loan from June 30, 2019 to beginning on June 30, 2020. We also amended the payment provisions regarding interest whereby all interest is now settled with shares of common stock at $3.00 per share beginning as of April 1, 2017. The additional $10.0 million borrowed was used for working capital purposes, including the acquisition of content. This amendment also changed certain debt covenant ratios to reflect the extended maturity date and the increase of the Tranche A Loan balance.

On October 2, 2017, we issued AMC 427,347 shares of common stock in payment of $1.3 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement.

Concurrent with the June amendment, RLJ SPAC Acquisition, LLC converted all of its preferred stock holdings into shares of common stock and AMC exercised a portion of its warrants, which resulted in the Tranche B Loan principal reduction of $5.0 million. This reduction in principal did not result in a prepayment penalty.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of the warrants. We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants. The Tranche A Loan is not subject to prepayment penalties.

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of December 31, 2017, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

Subordinated Notes Payable

On January 31, 2017, we repaid the outstanding principal and interest on our unsecured subordinated promissory notes. When doing so, we did not incur a prepayment penalty. The subordinated notes were issued in 2012 in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). In 2015, and in connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire approximately 855,000 shares of common stock.

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

We are adjusting the carrying balance of our preferred stock to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance of May 20, 2015 to the required redemption date of May 20, 2020. During the years ended December 31, 2017 and 2016, we recognized accretion of $1.2 million and $4.3 million, respectively. Accretion includes cumulative preferred dividends. As of December 31, 2017, the accumulated unpaid dividends on preferred stock were $2.8 million. During the years ended December 31, 2017 and 2016, accumulated unpaid dividends increased by $0.7 million (or $46.16 per share of preferred stock) and $2.7 million (or $88.60 per share of preferred stock), respectively.

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

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily our equity method investee and entities owned and controlled by the Chairman of our Board of Directors. Information regarding transactions and amounts with related parties is discussed in Note 22, Related Party Transactions of our consolidated financial statements and Item 13 of this report.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

A summary of the accounting pronouncement issued but, not required to be adopted for the preparation of our current financial statements is as follows:

In May 2014, the FASB Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, (ASC) Topic 606. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective for us on January 1, 2018. We will be electing the modified retrospective method; and as such, we will not be restating our revenues for 2017 or prior periods. Upon adoption, we will also be applying the new standard to all customer contracts. We have completed our analysis and identified certain areas that will be impacted as follows:

•

Renewals of Licenses of Intellectual Property — Under the current guidance, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized when the agreement is renewed or extended. Under the new guidance, revenue associated with renewals or extensions of existing license agreements will be recognized as revenue when the license content becomes available under the renewal or extension. This change will impact the timing of revenue recognition as compared with current revenue recognition guidance. While revenues from renewals do occur, they are not a significant portion of our revenues. Based on renewals through December 31, 2017, we have renewal revenue of approximately $0.7 million that would require adjustment.

•

Licenses of Symbolic Intellectual Property — Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as symbolic. Under the new guidance, a licensee’s ability to derive benefit from a license of symbolic intellectual property is assumed to depend on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is generally recognized over the corresponding license term. Therefore, the new guidance will impact the timing of revenue recognition as compared to current guidance. Our revenues from the licensing of symbolic intellectual property is limited. As of December 31, 2017, we have one symbolic license that approximates $0.4 million of revenue, which needs to be deferred and recognized over the license period.

•

Cross Collateralization — Under the current guidance, customer advances for content that is cross collateralized must be deferred when received and later recognized as revenue as the customer recoups their advance. Under the new guidance, the customer advance is allocated to the cross collateralized content and recognized as revenue once the content has been delivered and the customer is free to exploit. Therefore, the new guidance will impact the timing of revenue recognition as compared to the current guidance. Very few of our licensing agreements contain cross collateralized content. As of December 31, 2017, we have less than $0.1 million of deferred revenue related to cross collateralized content. Any remaining advance not yet recognized as revenue as of January 1, 2018, will give rise to an adjustment upon adoption of the new revenue standard.

The new revenue standards also contain expanded disclosure requirements for which we are currently analyzing. We will conclude on our expanded revenue disclosures before issuing our first quarter financial statements in May 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our financial statements and we have yet to determine the overall impact this ASU is expected to have. The likely impact will be one of presentation only on our consolidated balance sheet.  Our leases currently consist of operating leases with varying expiration dates through 2022 and our future minimum lease commitments before sub-lease income total $3.8 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with US GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. We consider the following accounting policies to be critical in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue Recognition

Revenues from our digital channels are recognized on a straight-line basis over the subscription period once the subscription has been activated.

Revenues from home video exploitation, which includes IP Licensing and Wholesale Distribution revenues, are recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films and ASC 605, Revenue Recognition. We generate our IP Licensing and Wholesale Distribution revenues primarily from the exploitation of acquired or produced content rights through various distribution channels. The content is monetized in DVD format to wholesalers, licensed to broadcasters including cable companies and digital platforms like Amazon and Netflix, and exploited through other windows such as VOD. Revenues are presented net of sales returns, rebates, unit price adjustments, sales return reserves, sales discounts and market development fund reserves. Revenues from our U.K. catalog sales are recognized, net of an allowance for estimated returns, once payment has been received from the customer and the items ordered have been shipped.

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

Acquired Distribution Rights and Produced Content

Royalty and Distribution Fee Advances – When acquiring titles, we often make a royalty and distribution fee advances that represent a fixed minimum payment made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable costs. Thereafter, any excess is paid to the program supplier. In the event of an excess, we also record, as content amortization and royalties – a component of cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.

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

Investments in content are stated at the lower of amortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenues involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

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

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition. Goodwill is recorded at our reporting units, which are consolidated into our reporting segments. Goodwill is not amortized but is reviewed for impairment annually on October 1st of each year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. Goodwill is considered potentially impaired if there are subjective characteristics that suggest that goodwill is impaired or quantitatively when the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill. An impairment loss is then measured as the excess of recorded goodwill over the value of the goodwill. The calculated value of goodwill is determined as the difference between the reporting unit’s current fair value and its book value, without goodwill. The determination of a reporting unit’s fair value requires various assumptions and estimates, which include consideration of the future, projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in future periods.

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

Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 21.3 million shares of our common stock. In October 2016, we issued three separate warrants to our senior lender to acquire a total of 20.0 million shares of our common stock. For one of these warrants issued to acquire 5.0 million shares of common stock, we are accounting for the warrant as a derivative liability because the warrant contains a provision that may increase the number of shares acquirable for no additional consideration. This increase is contingent upon the number of shares of common stock outstanding at the time of exercise. Derivative liability warrants are carried on our consolidated balance sheet at their fair value with changes in fair value being included in the consolidated statement of operations as a separate component of other income (expense).

In May 2015, we issued additional warrants to acquire 3.1 million shares of our common stock. We were accounting for these warrants as a derivative liability because, among other provisions, the warrants contained a provision that allows the warrant holders to sell their warrants back to us, at their discretion, at a cash purchase price equal to the warrants’ then fair value, upon the consummation of certain fundamental transactions, such as a business combination or other change-in-control transactions. In October 2016, the 2015 warrants were amended and they are now being accounted for within shareholders’ equity.

Warrants issued in 2012 to acquire 7.0 million shares of common stock contain a provision whereby the exercise price would be reduced if RLJE is reorganized as a private company. Because of this provision, we accounted for those warrants as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity. The 2012 Warrants expired on October 3, 2017.

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

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of December 31, 2017, we had entered into licensing and distribution agreement for which we are obligated to pay $7.2 million once the related content has been delivered.

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

RLJ ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

RLJ Entertainment, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RLJ Entertainment, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Los Angeles, California

March 16, 2018

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

	December 31,
(In thousands, except share data)	2017	2016
ASSETS
Cash	$6,215	$7,834
Accounts receivable, net	20,735	19,569
Inventories, net	4,926	6,215
Investments in content, net	70,483	60,737
Prepaid expenses and other assets	719	798
Property, equipment and improvements, net	1,185	1,336
Equity investment in affiliate	21,589	16,491
Other intangible assets, net	7,752	9,309
Goodwill	13,985	13,691
Total assets	$147,589	$135,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$12,516	$11,995
Accrued royalties and distribution fees	47,414	55,614
Deferred revenue	2,859	2,152
Debt, net of discounts and debt issuance costs	52,639	42,053
Deferred tax liability	2,933	1,715
Stock warrant and other derivative liabilities	13,685	9,763
Total liabilities	132,046	123,292
Commitments and contingencies (see Note 21)
Shareholders' Equity:
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued; 15,198 shares outstanding at December 31, 2017 and 30,198 shares outstanding at December 31, 2016; liquidation preference of $17,997 at December 31, 2017 and $34,366 at December 31, 2016	19,563	38,708
Common stock, $0.001 par value, 250,000,000 shares authorized, 14,071,423 shares issued and outstanding at December 31, 2017 and 5,240,085 shares issued and outstanding at December 31, 2016	14	5
Additional paid-in capital	132,422	106,059
Accumulated deficit	(133,514)	(127,388)
Accumulated other comprehensive loss	(2,942)	(4,696)
Total shareholders' equity	15,543	12,688
Total liabilities and shareholders' equity	$147,589	$135,980

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
(In thousands, except per share data)	2017	2016
Revenues	$86,304	$80,238
Cost of sales
Content amortization and royalties	35,345	36,946
Manufacturing and fulfillment	13,829	16,901
Total cost of sales	49,174	53,847
Gross profit	37,130	26,391

Selling expenses	12,896	9,298
General and administrative expenses	19,704	17,841
Depreciation and amortization	3,705	2,957
Total operating expenses	36,305	30,096
INCOME (LOSS) FROM CONTINUING OPERATIONS	825	(3,705)

Equity earnings of affiliate	5,955	3,078
Interest expense, net	(8,622)	(8,400)
Change in fair value of stock warrants and other derivatives	(3,922)	(4,573)
Gain (Loss) on extinguishment of debt	351	(3,549)
Other income (expense)	521	(1,293)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,892)	(18,442)
Provision for income taxes	(1,234)	(155)
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(6,126)	(18,597)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(3,277)
NET LOSS	(6,126)	(21,874)
Accretion on preferred stock	(1,155)	(4,301)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,281)	$(26,175)
Net loss per common share attributable to common shareholders:
Continuing operations	$(0.75)	$(4.97)
Discontinued operations	—	(0.72)
Basic and diluted net loss per common share attributable to common shareholders	$(0.75)	$(5.69)

Weighted average shares outstanding:
Basic and diluted	9,741	4,603

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
(In thousands)	2017	2016
Net loss	$(6,126)	$(21,874)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	1,754	(3,635)
Total comprehensive loss	$(4,372)	$(25,509)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

Years Ended December 31, 2017 and 2016

		Common Stock					Treasury Stock
(In thousands)	Preferred Stock	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Equity
Balance at January 1, 2016	$—	4,717	$5	$85,400	$(105,514)	$(1,061)	—	$—	$(21,170)
Issuance of restricted common stock for services	—	217	—	—	—	—	(6)	—	—
Forfeiture of restricted common stock	—	(6)	—	—	—	—	6	—	—
Conversion of preferred stock	—	312	—	1,232	—	—	—	—	1,232
Accretion on preferred stock	354	—	—	(4,301)	—	—	—	—	(3,947)
Preferred stock amendment	38,354	—	—	4,415	—	—	—	—	42,769
Issuance of warrants	—	—	—	18,268	—	—	—	—	18,268
Stock-based compensation	—	—	—	1,045	—	—	—	—	1,045
Foreign currency translation	—	—	—	—	—	(3,635)	—	—	(3,635)
Net loss	—	—	—	—	(21,874)	—	—	—	(21,874)
Balance at December 31, 2016	38,708	5,240	5	106,059	(127,388)	(4,696)	—	—	12,688
Issuance of restricted common stock for services	—	117	—	—	—	—	—	—	—
Issuance of common stock to AMC for interest	—	1,035	1	2,969	—	—	—	—	2,970
Exercise of warrants for common stock	—	1,773	2	3,122	—	—	—	—	3,124
Conversion of preferred stock	(19,592)	5,906	6	19,586	—	—	—	—	—
Accretion on preferred stock	1,155	—	—	(1,155)	—	—	—	—	—
Preferred stock dividends paid	(708)	—	—	—	—	—	—	—	(708)
Stock-based compensation	—	—	—	1,841	—	—	—	—	1,841
Foreign currency translation	—	—	—	—	—	1,754	—	—	1,754
Net loss	—	—	—	—	(6,126)	—	—	—	(6,126)
Balance at December 31, 2017	$19,563	14,071	$14	$132,422	$(133,514)	$(2,942)	—	$—	$15,543

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,126)	$(21,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings of affiliate	(5,955)	(3,078)
Content amortization and royalties	35,345	37,151
Depreciation and amortization	3,705	4,025
Deferred tax provision	1,013	316
Foreign currency exchange (gain) loss	(591)	1,487
Fair value adjustment of stock warrant and other derivative liabilities	3,922	4,573
Non-cash interest expense	7,740	2,436
(Gain) Loss on extinguishment of debt	(351)	3,549
Stock-based compensation expense	1,841	1,045
Loss on disposal of fixed assets	—	206
Dividends received from affiliate	2,512	3,282
Changes in assets and liabilities:
Accounts receivable, net	(816)	4,761
Inventories, net	1,453	4,247
Investments in content, net	(53,027)	(33,927)
Prepaid expenses and other assets	91	1,146
Accounts payable and accrued liabilities	(349)	(11,080)
Deferred revenue	707	251
Net cash used in operating activities	(8,886)	(1,484)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,933)	(1,428)
Net cash used in investing activities	(1,933)	(1,428)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from AMC credit agreement, net of transaction costs of $778	—	64,222
Proceeds received from AMC to amend debt	18,000	—
Proceeds from exercise of warrants	159	—
Dividend payment to preferred stockholders	(708)	—
Repayment of debt	(8,618)	(56,938)
Prepayment penalty to extinguish debt	—	(822)
Payment of debt modification costs	(101)	—
Net cash provided by financing activities	8,732	6,462
EFFECT OF EXCHANGE RATE CHANGES ON CASH	468	(246)
NET (DECREASE) INCREASE IN CASH:	(1,619)	3,304
Cash at beginning of year	7,834	4,530
Cash at end of year	$6,215	$7,834

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	description of business

Description of Business

RLJ Entertainment, Inc. (RLJE or the Company) was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.” Acorn Media includes its United Kingdom (or U.K.) subsidiaries RLJ Entertainment Ltd (or RLJE Ltd.), Acorn Media Enterprises Limited (or AME), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

We are a premium digital channel company serving distinct audiences through our proprietary subscription-based video on demand (or SVOD) digital channels (or Digital Channels segment), Acorn TV and UMC or Urban Movie Channel. Acorn TV features high-quality British and International mysteries and dramas. UMC showcases quality urban programming including feature films, documentaries, original series, stand-up comedy and other exclusive content for African-American and urban audiences.

We also exclusively control, co-produce, and own a large library of content primarily consisting of British mysteries and dramas, independent feature films and Urban content. In addition to supporting our Digital Channels, we monetize our library through distribution operations across all available wholesale windows of exploitation (our Wholesale Distribution segment) and intellectual property (or IP) rights that we own, produce, and then exploit worldwide (our IP Licensing segment). Our IP Licensing segment consists of content that we own and includes our investment in Agatha Christie Ltd. (or ACL), while our Wholesale Distribution segment consists of content we license from others that we exploit through our wholesale partners, including broadcasters, digital outlets and major retailers in the United States of American (or U.S.), Canada, U.K. and Australia. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.

Basis of Presentation

The accompanying audited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (or US GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for the Form 10-K. The preparation of financial statements in conformity with US GAAP requires estimates and assumptions that affect the reported amounts within our consolidated financial statements. Although we believe that these estimates to be reasonably accurate, actual amounts may differ.

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

Discontinued Operations

During December 2015, we committed to a plan to stop circulating our Acacia catalogs and to liquidate the catalog’s inventory. The last Acacia print catalogs were circulated in January 2016 and electronic email distribution continued through May 2016. On June 24, 2016, we entered into a licensing agreement to outsource our U.S. Acorn catalog and ecommerce business to Universal Screen Arts (or USA) whereby USA took over our Acorn U.S. catalog/ecommerce business becoming the official, exclusive, direct-to-consumer seller of Acorn product in the U.S. through catalogs and ecommerce. As such, USA received the rights to the Acorn catalog and related website for an 18-month period. In May 2017, we amended the agreement and extended the licensing term through March 31, 2020. To facilitate the transfer of the catalog to USA, we granted USA access to the catalog’s customer list and the Acorn brand. Going forward, we will also endeavor to provide USA with an exclusivity period for new Acorn releases. USA is responsible for all costs associated with their efforts. On an annual basis, USA will purchase from us a minimum of $1.2 million of inventory (Acorn video content) at pricing that is consistent with wholesale pricing. We also agreed to a one-time transfer of certain existing inventory to USA at cost. Further, we have been given meaningful consultation rights regarding sales prices of Acorn content listed in the catalog.

In addition to purchasing inventory from us, USA makes royalty payments to us for the various rights we have licensed. Further, all customer and marketing data obtained during the license period is jointly owned by both companies. During the years ended December 31, 2017 and 2016, our Wholesale Distribution segment recognized revenues of $2.2 million and $0.8 million, respectively, from its sale of inventory to USA.

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

Major classes of line items constituting loss from discontinued operations, net of income taxes are:

	Years Ended December 31,
(In thousands)	2017	2016
Revenues	$—	$7,778
Cost of Sales
Royalty expense	—	(205)
Manufacturing and fulfillment	—	(6,249)
Selling expenses	—	(2,280)
General and administrative expenses	—	(1,066)
Depreciation and amortization	—	(1,068)
Loss on disposal of fixed assets	—	(187)
Loss before provision for income taxes	—	(3,277)
Provision for income taxes	—	—
Loss from discontinued operations, net of income taxes	$—	$(3,277)

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

In September 2016, we vacated our office space in Minnesota. Our lease in Minnesota requires us to make average monthly payments of $12,500 through June 2022. We subleased our office space effective October 1, 2016. As a result, we incurred a loss on this sublease of $0.2 million primarily pertaining to leasehold improvements and other fixed assets that we provided to the subtenant for no additional consideration.

Operating and investing cash flows of the discontinued operations are as follows:

	Years Ended December 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations	$—	$(3,277)
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Royalty expense	—	205
Depreciation and amortization	—	1,068
Loss on disposal of assets	—	187
Stock-based compensation expense	—	35
Changes in assets and liabilities:	—
Accounts receivable, net	—	937
Inventories, net	—	2,417
Investments in content, net	—	(205)
Prepaid expenses and other assets	—	1,011
Accounts payable and accrued liabilities	—	(5,528)
Deferred revenue	—	(697)
Net cash used in operating activities of discontinued operations	$—	$(3,847)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$—	$(5)
Net cash used in investing activities of discontinued operations	$—	$(5)

Liquidity

At December 31, 2017, our cash balance was $6.2 million. For the year ended December 31, 2017, we recognized a net loss of $6.1 million and we used $8.9 million of cash for operating activities. At December 31, 2017, we had $52.6 million of term debt outstanding (see Note 10, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have significant past-due vendor payables that are currently $7.7 million, which is $4.4 million less than last year’s balance. These past-due payables are largely a result of significant past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures for marketing to support subscriber growth and for the acquisition of new content that allows us to generate revenues and margins sufficient to meet our obligations.

Growth of our Digital Channels segment has the potential impact of improving our liquidity. We continue to realize significant growth in our Digital Channels segment. Our channel revenues increased 67.2% to $27.2 million during 2017 (see Note 3, Segment Information). By way of comparison, our channel revenues increased 116% during 2016. After cost of sales and operating expenses, our Digital Channels segment contributed $8.8 million of income from continuing operations for 2017 compared to $6.3 million last year. Our expectation is that our digital channels will continue to grow, however there is no assurance that this will occur.

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

We believe that our current cash at December 31, 2017 will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditure and debt repayments for at least one year from the date of issuance of these consolidated financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

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

Revenues and Receivables

Revenue Recognition

Revenues from our SVOD services through our Digital Channels segment are recognized on a straight-line basis over the subscription period once the subscription has been activated.

Revenues from home video exploitation, which includes the licensing of original drama and mystery content managed and developed through our wholly-owned subsidiary, AME, and our majority-owned equity method investee, ACL (IP Licensing segment) and Wholesale Distribution segment revenues, are recognized upon meeting the recognition requirements of the Financial Accounting Standards Board Accounting Standards Codification (or ASC) 926, Entertainment—Films and ASC 605, Revenue Recognition. We generate our IP Licensing and Wholesale Distribution segment revenues primarily from the exploitation of acquired or produced content rights through various distribution channels. The content is monetized in DVD format to wholesalers, licensed to broadcasters including cable companies and digital platforms like Amazon and Netflix, and exploited through other windows such as video-on-demand (or VOD). Revenue is presented net of sales returns, rebates, unit price adjustments, sales return reserves, sales discounts and market development fund reserves. Revenues from our U.K. catalog sales are recognized, net of an allowance for estimated returns, once payment has been received from the customer and the items ordered have been shipped.

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

Original Production Costs – For films and television programs we produce, original production costs include all direct production and financing costs, as well as production overhead.

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

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of acquisition costs over the tangible and identifiable intangible assets acquired and liabilities assumed in a business acquisition. Goodwill is recorded at our reporting units, which are consolidated into our reporting segments. Goodwill is not amortized but is reviewed for impairment annually on October 1st of each year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. Goodwill is considered potentially impaired if there are subjective characteristics that suggest that goodwill is impaired or quantitatively when the fair value of the reporting unit is less than the reporting unit’s carry amount, including goodwill. An impairment loss is then measured as the excess of recorded goodwill over the value of the goodwill. The calculated value of goodwill is determined as the difference between the reporting unit’s current fair value and its book value, without goodwill. The determination of a reporting unit’s fair value requires various assumptions and estimates, which include consideration of the future, projected operating results and cash flows. Such projections could be different than actual results. Should actual results be significantly less than estimates, the value of our goodwill could be impaired in future periods.

During 2017 and 2016, we did not recognize goodwill impairments.

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

During 2017 and 2016, we did not recognize any impairment on our other intangible assets.

Warrant and Other Derivative Liabilities

We have warrants outstanding to purchase 21.3 million shares of our common stock (see Note 12, Stock Warrants). In October 2016, we issued three separate warrants to our senior lender to acquire a total of 20.0 million shares of our common stock. For one of these warrants issued to acquire 5.0 million shares of common stock, we are accounting for the warrant as a derivative liability because the warrant contains a provision that may increase the number of shares acquirable for no additional consideration. This increase is contingent upon the number of shares of common stock outstanding at the time of exercise. Derivative liability warrants are carried on our consolidated balance sheet at their fair value with changes in fair value being included in the consolidated statement of operations as a separate component of other income (expense).

In May 2015, we issued additional warrants to acquire 3.1 million shares of our common stock. We were accounting for these warrants as a derivative liability because, among other provisions, the warrants contained a provision that allows the warrant holders to sell their warrants back to us, at their discretion, at a cash purchase price equal to the warrants’ then fair value, upon the consummation of certain fundamental transactions, such as a business combination or other change-in-control transactions. In October 2016, the 2015 warrants were amended, and they are now accounted for within shareholders’ equity.

Warrants issued in 2012 to acquire 7.0 million shares of common stock contained a provision whereby the exercise price would be reduced if RLJE was reorganized as a private company. Because of this provision, we accounted for those warrants as a derivative liability in accordance with ASC 815-40, Contracts in Entity’s Own Equity. The 2012 Warrants expired on October 3, 2017.

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

In December 2017, Staff Accounting Bulletin No. 118 (or SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Act). In accordance with SAB 118, we determined that the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis and any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.

Our foreign subsidiaries are subject to income taxes in their respective countries, as well as U.S. Federal and state income taxes. The income tax payments they make outside the U.S. may give rise to foreign tax credits that we may use to offset taxable income in the U.S.

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

ASC 820 defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Our recurring fair value measurements of stock warrants and other derivative liabilities and our non-recurring fair value measurements of investments in content are disclosed in Note 15, Fair Value Measurements. Any non-recurring fair value measurement of goodwill is disclosed in Note 9, Goodwill and Other Intangible Assets.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of deposit accounts and trade accounts receivable. We maintain bank accounts at financial institutions, which at times may exceed amounts insured by the Federal Deposit Insurance Corporation (or FDIC) and Securities Investor Protection Corporation (or SIPC). We place our cash with several financial institutions which are reputable and therefore bear minimal credit risk. We have never experienced any losses related to these balances.

With respect to trade receivables, we perform ongoing credit evaluations of our customers’ financial conditions and limit the amount of credit extended when deemed necessary but generally require no collateral.

Major Customers and Distribution Facilitators

We have a high concentration of net revenues from relatively few customers, the loss of which may adversely affect our liquidity, business, results of operations, and financial condition. During 2017, sales reported within our Wholesale Distribution segment to one customer accounted for 24.6% of our net revenues. Our top five customers accounted for 55.0% of our Wholesale Distribution segment revenues during the same period. During 2016, sales reported within our Wholesale Distribution segment to one customer accounted for 15.3%, of our net revenues. Our top five customers accounted for approximately 47.8% of our Wholesale Distribution segment revenues for the same period.

During 2017, one customer accounted for 37.5% of revenues reported within our Digitals Channels segment. Our Digital Channels segment includes the sale of video directly to consumers through our digital channels, such as Acorn TV and UMC or Urban Movie Channel.

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

Our high concentration of sales to relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations and financial condition. As of December 31, 2017, Amazon, SPHE, Hulu and Netflix accounted for approximately 25.0%, 22.2%, 15.2% and 13.9%, respectively, of our gross accounts receivable. At December 31, 2016, Netflix, SPHE and Amazon accounted for approximately 29.3%, 25.4% and 16.7%, respectively, of our gross accounts receivable.

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

Advertising Costs

Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs. In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place. Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months. Advertising and promotion expense are included as a component of selling expenses. For the years ended December 31, 2017 and 2016, advertising expense was $8.0 million and $4.1 million, respectively.

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

Recently Issued Accounting Standards

In May 2014, the FASB Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, (ASC) Topic 606. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective for us on January 1, 2018. We will be electing the modified retrospective method; and as such, we will not be restating our revenues for 2017 or prior periods. Upon adoption, we will also be applying the new standard to all customer contracts. We have completed our analysis and identified certain areas that will be impacted as follows:

•

Renewals of Licenses of Intellectual Property — Under the current guidance, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized when the agreement is renewed or extended. Under the new guidance, revenue associated with renewals or extensions of existing license agreements will be recognized as revenue when the license content becomes available under the renewal or extension. This change will impact the timing of revenue recognition as compared with current revenue recognition guidance. While revenues from renewals do occur, they are not a significant portion of our revenues. Based on renewals through December 31, 2017, we have renewal revenue of approximately $0.7 million that would require adjustment.

•

Licenses of Symbolic Intellectual Property — Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as symbolic. Under the new guidance, a licensee’s ability to derive benefit from a license of symbolic intellectual property is assumed to depend on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is generally recognized over the corresponding license term. Therefore, the new guidance will impact the timing of revenue recognition as compared to current guidance. Our revenues from the licensing of symbolic intellectual property is limited. As of December 31, 2017, we have one symbolic license that approximates $0.4 million of revenue, which needs to be deferred and recognized over the license period.

•

Cross Collateralization — Under the current guidance, customer advances for content that is cross collateralized must be deferred when received and later recognized as revenue as the customer recoups their advance. Under the new guidance, the customer advance is allocated to the cross collateralized content and recognized as revenue once the content has been delivered and the customer is free to exploit. Therefore, the new guidance will impact the timing of revenue recognition as compared to the current guidance. Very few of our licensing agreements contain cross collateralized content. As of December 31, 2017, we have less than $0.1 million of deferred revenue related to cross collateralized content. Any remaining advance not yet recognized as revenue as of January 1, 2018, will give rise to an adjustment upon adoption of the new revenue standard.

The new revenue standards also contain expanded disclosure requirements for which we are currently analyzing. We will conclude on our expanded revenue disclosures before issuing our first quarter financial statements in May 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our financial statements and we have yet to determine the overall impact this ASU is expected to have. The likely impact will be one of presentation only on our consolidated balance sheet.  Our leases currently consist of operating leases with varying expiration dates through 2022 and our future minimum lease commitments before sub-lease income total $3.8 million (see Note 21, Commitments and Contingencies).

Note 3.	Segment Information

In accordance with the requirements of the ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Digital Channels, IP Licensing and Wholesale Distribution, is presented below. Our reportable segments are determined based on the distinct nature of their operation. Each segment is a strategic business unit that is managed separately and either exploits our content over a different business model (subscription based vs. transactional) or acquires content differently. Our Digital Channels includes the subscription-based sale of video content directly and through third-party distribution to consumers through our digital channels, such as Acorn TV and UMC. Our IP Licensing segment includes intellectual property (or content) owned or created by us, other than certain fitness related content, that is licensed for exploitation worldwide. The IP Licensing segment also includes our investment in ACL. Our Wholesale Distribution segment consists of the acquisition and worldwide exploitation through our wholesale partners of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, SVOD, downloading and sublicensing. Our wholesale partners are broadcasters, digital outlets and major retailers in the U.S. Our Wholesale Distribution segment also includes our U.K. mail-order catalog and ecommerce businesses.

Management currently evaluates segment performance based primarily on revenues and operating income (loss), including earnings from ACL. Operating costs and expenses attributable to our Corporate segment include only those expenses incurred by us at the parent corporate level, which are not allocated to our reporting segments and include costs associated with our corporate functions such as finance and accounting, human resources, legal and information technology departments. Interest expense, change in the fair value of stock warrants and other derivatives, other income (expense) and provision for income taxes are evaluated by management on a consolidated basis and are not allocated to our reportable segments.

Operating costs and expenses exclude costs related to depreciation and amortization which are separately presented in the tables below. The segment results also exclude our discontinued operations.

The following tables summarize the segment contribution for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$27,194	$47	$59,063	$—	$86,304
Operating costs and expenses	(17,364)	(455)	(51,084)	(12,871)	(81,774)
Depreciation and amortization	(1,055)	(128)	(1,966)	(556)	(3,705)
Share in ACL earnings	—	5,955	—	—	5,955
Segment contribution	$8,775	$5,419	$6,013	$(13,427)	$6,780

	Year Ended December 31, 2016
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$16,262	$168	$63,808	$—	$80,238
Operating costs and expenses	(9,297)	(554)	(60,169)	(10,966)	(80,986)
Depreciation and amortization	(618)	(134)	(1,714)	(491)	(2,957)
Share in ACL earnings	—	3,078	—	—	3,078
Segment contribution	$6,347	$2,558	$1,925	$(11,457)	$(627)

A reconciliation of total segment contribution income (loss) to loss from continuing operations before provision for income taxes is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Total segment contribution income (loss)	$6,780	$(627)
Interest expense, net	(8,622)	(8,400)
Change in fair value of stock warrants and other derivatives	(3,922)	(4,573)
Gain (Loss) on extinguishment of debt	351	(3,549)
Other income (expense)	521	(1,293)
Loss before provision for income taxes	$(4,892)	$(18,442)

Total revenues by geographical location is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
United States	$73,418	$68,096
United Kingdom	11,753	11,117
Other	1,133	1,025
Total revenues	$86,304	$80,238

Revenues are attributed to geographical locations based on where our customers reside.

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to a segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment, excluding assets of discontinued operations, are as follows:

	December 31,
(In thousands)	2017	2016
Digital Channels	$11,148	$5,941
IP Licensing	23,981	18,648
Wholesale Distribution	104,987	102,748
Corporate	7,473	8,643
Total Assets	$147,589	$135,980

During the year ended December 31, 2017, we had capital expenditures of $1.9 million which included $0.3 million that was accrued for in accounts payable. The capital expenditures by segment during 2017 were $1.3 million and $0.6 million for the Digital Channels and Corporate segments, respectively. During the year ended December 31, 2016, we had capital expenditures of $1.7 million, which included $0.3 million that was accrued for in accounts payable. The capital expenditures by segment during 2016 were $1.4 million and $0.3 million for the Digital Channels and Corporate segments, respectively.

Long-lived assets by geographical location are as follows:

	December 31,
(In thousands)	2017	2016
United States	$3,014	$2,658
United Kingdom	102	218
Other	7	7
Total long-lived assets	$3,123	$2,883

Long-lived assets include website, digital platform software assets and property, equipment and improvements.

Note 4.	EQUITY EARNINGS OF AFFILIATE

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

As of the Business Combination, our 64% share of the difference between ACL’s fair value and the amount of underlying equity in ACL’s net assets was approximately $18.7 million. This step-up basis difference is primarily attributable to the fair value of ACL’s copyrights, which expire in 2046. We are amortizing the basis difference through 2046 using the straight-line method. Basis-difference amortization is recorded against our share of ACL’s net income in our consolidated statements of operations; however, this amortization is not included within ACL’s financial statements.

A summary of the ACL investment account is as follows:

(In thousands)
Investment balance at December 31, 2015	$20,098
Share of income before basis-difference amortization	3,562
Dividends received	(3,282)
Basis-difference amortization	(484)
Translation adjustment	(3,403)
Investment balance at December 31, 2016	16,491
Share of income before basis-difference amortization	6,415
Dividends received	(2,512)
Basis-difference amortization	(460)
Translation adjustment	1,655
Investment balance at December 31, 2017	$21,589

The following summarized financial information is derived from financial statements of ACL as of December 31, 2017 and 2016 (balance sheets), and for the years ended December 31, 2017 and 2016 (income statements):

	December 31,
(In thousands)	2017	2016
Cash	$6,530	$3,592
Film costs	8,186	2,040
Other assets	13,205	6,883
Deferred revenues	(10,168)	(3,687)
Other liabilities	(3,618)	(2,778)
Equity	$14,135	$6,050

	Years Ended December 31,
(In thousands)	2017	2016
Revenues	$18,530	$19,463
Film cost amortization	(2,778)	(7,916)
General, administrative and other expenses	(3,872)	(4,641)
Income from operations	$11,880	$6,906
Net income	$9,154	$5,491

Balance sheet amounts have been translated from the GBP to U.S. dollar using the December 31, 2017 and 2016 exchange rates. Income statement amounts have been translated from the GBP to U.S. dollar using the average exchange rate for each of the years presented.

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

	December 31,
(In thousands)	2017	2016
Digital Channels	$2,864	$2,200
Wholesale Distribution	22,133	22,231
Accounts receivable before allowances and reserves	24,997	24,431
Less: reserve for returns	(4,191)	(4,817)
Less: allowance for doubtful accounts	(71)	(45)
Accounts receivable, net	$20,735	$19,569

Wholesale Distribution receivables are partially billed and collected by our U.S. distribution facilitation partner, SPHE. Each quarter, SPHE preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and SPHE. Amounts vary and tend to be seasonal following our sales activity. As of December 31, 2017, we owed SPHE $4.1 million for receivables settled as of year-end. As of December 31, 2016, we owed SPHE $5.6 million for receivables settled as of year-end. The Wholesale Distribution receivables are reported net of amounts owed to SPHE as these amounts are offset against each other when settling.

As of December 31, 2017 and 2016, the net Wholesale Distribution receivables with SPHE were $4.3 million and $4.3 million, respectively, which is included in accounts receivable.

Note 6.	Inventories

Inventories are summarized as follows:

	December 31,
(In thousands)	2017	2016
Packaged discs	$4,130	$5,601
Packaging materials	611	452
Other merchandise (1)	185	162
Inventories, net	$4,926	$6,215

(1)	Other merchandise consists of third-party products, primarily gifts, jewelry and home accents.

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $10.2 million and $10.0 million as of December 31, 2017 and 2016, respectively. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the years ended December 31, 2017 and 2016, we recorded impairment charges of $1.4 million and $1.8 million, respectively. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 7.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are summarized as follows:

	December 31,
(In thousands)	2017	2016
Furniture, fixtures and equipment	$1,335	$1,174
Software	1,468	2,042
Leasehold improvements	511	486
Property, equipment and improvements	3,314	3,702
Less: accumulated depreciation and amortization	(2,129)	(2,366)
Property, equipment and improvements, net	$1,185	$1,336

During the years ended December 31, 2017 and 2016, we recorded no impairment to property, equipment and improvements. Depreciation expense was $0.8 million for the year ended December 31, 2017 and $0.7 million for the year ended December 31, 2016.

Note 8.	InvestmentS in CONTENT

Investments in content are as follows:

	December 31,
(In thousands)	2017	2016
Released	$60,660	$48,593
Completed, not released	3,773	8,453
In-production	6,050	3,691
Investments in content, net	$70,483	$60,737

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. Impairment charges for the years ended December 31, 2017 and 2016 were $1.6 million and $2.8 million, respectively. Impairments charges are included in cost of sales as part of content amortization and royalties.

In determining the fair value of content for impairments (Note 15, Fair Value Measurements), we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on a market participant’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

Our estimated future amortization for investments in content is as follows:

(In thousands)
Period	Estimated Amortization	Percentage
1 Year	$18,190	30.0%
2 - 3 Years	21,354	35.2%
4 - 5 Years	10,408	17.2%
6 - 7 Years	4,331	7.1%
Thereafter	6,377	10.5%
	$60,660	100.0%

Note 9.	Goodwill and other Intangible Assets

Goodwill

Goodwill by segment is as follows:

(In thousands)	Digital Channels	Wholesale Distribution	Total
Goodwill balance as of January 1, 2016	$1,855	$12,776	$14,631
Foreign currency translation adjustment	—	(940)	(940)
Goodwill balance as of December 31, 2016	1,855	11,836	13,691
Foreign currency translation adjustment	—	294	294
Goodwill balance as of December 31, 2017	$1,855	$12,130	$13,985
Accumulated impairment losses as of December 31, 2017	$(981)	$(30,260)	$(31,241)

Of the goodwill initially recognized, approximately $22.3 million is being amortized over 15 years for tax purposes giving rise to a future tax deduction.

Goodwill was tested for impairment for the periods presented and we did not impair our goodwill during 2017 and 2016.

Other Intangibles

A summary of our intangibles and accumulated amortization are as follows:

	December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$9,746	$(4,504)	$5,242
Customer relationships	9,290	(9,184)	106
Websites	3,923	(1,985)	1,938
Supplier contracts	1,590	(1,193)	397
Option for future content	900	(831)	69
	$25,449	$(17,697)	$7,752

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	$9,875	$(3,671)	$6,204
Customer relationships	9,290	(8,512)	778
Websites	2,480	(933)	1,547
Supplier contracts	1,590	(965)	625
Option for future content	900	(745)	155
	$24,135	$(14,826)	$9,309

Amortization expense for the years ended December 31, 2017 and 2016 was $2.9 million and $2.3 million, respectively. Costs incurred to develop, upgrade or enhance functionality of websites and digital platform software are capitalized while maintenance and operating costs are expensed as incurred. During the years ended December 31, 2017 and 2016, we capitalized $1.2 million and $1.4 million of costs related to our websites and digital platform software, respectively.

As of December 31, 2017, the remaining amortization by year for intangible assets is as follows:

(In thousands)
Year Ended December 31,	Amount
2018	$2,175
2019	1,502
2020	855
2021	538
2022	538
Thereafter	2,144
$7,752

Note 10.	Debt

Debt consists of the following:

	Maturity	Interest	December 31,
(In thousands)	Date	Rate	2017	2016
Senior secured term notes with AMC:
Tranche A Loan	Beginning June 30, 2020	7.0%	$23,000	$5,000
Tranche B Loan	Beginning October 14, 2021	6.0%	54,999	60,000
Less: debt discount			(25,360)	(31,565)
Total senior-term notes, net of discount			52,639	33,435
Subordinated notes payable	Repaid January 31, 2017	1.5% through 2016 then 12%	—	8,618
Debt, net of discount			$52,639	$42,053

Future minimum principal payments as of December 31, 2017 are as follows:

(In thousands)	Senior Notes
2018	$—
2019	—
2020	13,000
2021	25,000
2022	30,000
Thereafter	9,999
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

The proceeds received from the AMC Credit Agreement were used to repay our prior senior secured term notes of $55.1 million, including accrued interest, and transaction expenses of approximately $1.7 million, which includes a prepayment penalty of $0.8 million. Initially, the AMC Credit Agreement consisted of (i) a term loan tranche in the principal amount of $5.0 million (or Tranche A Loan), which was due on October 14, 2017, and (ii) a term loan tranche in the principal amount of $60.0 million (or Tranche B Loan) of which 25% is due after five years, 50% is due after six years and the remaining 25% is due after seven years. The Tranche A Loan bears interest at a rate of 7.0% per annum and the Tranche B Loan bears interest at a rate of 6.0% per annum. Interest was payable quarterly whereby 4.0% was payable in cash and the balance was payable in shares of common stock determined using a per-share value of $3.00. The loan is secured by a lien on substantially all of our consolidated assets.

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

On June 16, 2017, to fuel the growth of our business, we expanded the AMC Credit Agreement and borrowed an additional $10.0 million, thereby increasing our Tranche A Loan from $13.0 million to $23.0 million. Further, we extended the maturity date for our Tranche A Loan from June 30, 2019 to beginning on June 30, 2020. We also amended the payment provisions regarding interest whereby all interest is now settled with shares of common stock at $3.00 per share beginning as of April 1, 2017. The additional $10.0 million borrowed is available for working capital purposes, including the acquisition of content. This amendment also changed certain debt covenant ratios to reflect the extended maturity date and the increase of the Tranche A Loan balance.

On October 2, 2017, we issued AMC 427,347 shares of common stock in payment of $1.3 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement.

During 2017, we recognized a $0.4 million net gain on extinguishment of debt resulting from the amendments of our AMC Credit Agreement and the repayment of our subordinated notes payable.

Concurrent with the June amendment, RLJ SPAC Acquisition, LLC converted all of its preferred stock holdings into shares of common stock (see Note 11, Redeemable Convertible Preferred Stock) and AMC exercised a portion of their warrants (see Note 12, Stock Warrants) that resulted in the Tranche B Loan principal reduction of $5.0 million.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of the warrants (see Note 12, Stock Warrants). We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants. The Tranche A Loan is not subject to prepayment penalties.

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $1.0 million for 2016, $2.0 million in cash for 2017 and $3.5 million in cash for all years thereafter. As of December 31, 2017, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

Concurrent with entering into the AMC Transaction, we issued the AMC Warrants to acquire shares of our common stock. The first warrant is for 5.0 million shares of common stock, of which 1.7 million shares were exercised in June 2017, and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions and may be exercised on a non-cash basis at AMC’s discretion.

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

Subordinated Notes Payable

On January 31, 2017, we repaid the outstanding principal and interest on our unsecured subordinated promissory notes. This reduction in principal did not result in a prepayment penalty. The subordinated notes were issued in 2012 in the aggregate principal amount of $14.8 million to the selling preferred stockholders of Image (or Subordinated Note Holders). In 2015, and in connection with the sale of preferred stock and warrants, the Subordinated Note Holders exchanged approximately $8.5 million of subordinated notes for 8,546 shares of preferred stock and warrants to acquire approximately 855,000 shares of common stock (see Note 12, Stock Warrants).

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

We are adjusting the carrying balance of our preferred stock to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the years ended December 31, 2017 and 2016, we recognized accretion of $1.2 million and $4.3 million, respectively. Accretion includes cumulative preferred dividends. As of December 31, 2017, the accumulated unpaid dividends on preferred stock were $2.8 million. During the years ended December 31, 2017 and 2016, accumulated dividends increased by $0.7 million (or $46.16 per share of preferred stock) and $2.7 million (or $88.60 per share of preferred stock), respectively. During 2017, we made cash dividend payments of $0.7 million.

During 2016, two preferred shareholders converted a total of 849 shares of preferred stock and $0.1 million of accumulated dividends into 0.3 million shares of common stock. During June 2017, the largest preferred shareholder (RLJ SPAC Acquisition, LLC) converted a total of 15,000 shares of preferred stock and $2.7 million of accumulated dividends into 5.9 million shares of common stock.

In 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the 2015 Warrants (see Note 12, Stock Warrants). The registration statement was declared effective in July 2015 and amended in 2016. If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million. We will use our best efforts to keep the registration statement effective

Note 12.	Stock Warrants

We have the following unregistered warrants outstanding:

	December 31, 2017
(In thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life
AMC Warrants	18,333	$3.00	4.9 years
2015 Warrants	2,999	$2.29	2.4 years
	21,332

Concurrent with entering into the AMC Credit Agreement, we issued AMC three warrants (the AMC Warrants) to acquire shares of our common stock at $3.00 per share. The first warrant is for 5.0 million shares of common stock, of which 1.7 million shares were exercised in June 2017, and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions and may be exercised on a non-cash basis at AMC’s discretion.

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

During the year ended December 31, 2017, warrant holders exercised warrants for approximately 106,000 shares with an exercise price of $1.50. We received cash proceeds of $0.2 million.

On October 3, 2012, we issued warrants with a term of five years that provide the warrant holder the right to acquire one share of our common stock for $36.00 per share (the 2012 Warrants). The warrants expired on October 3, 2017.

NOTE 13.	EQUITY

Our articles of incorporation authorize us to issue up to 250 million shares of common stock and one million shares of preferred stock, par value $0.001 per share. As of December 31, 2017, there were 14,071,423 shares of common stock issued and outstanding. As of December 31, 2016, there were 5,240,085 shares issued and outstanding.

As shares of common stock are forfeited, they become treasury shares. Forfeiture of shares occurs when directors or employees, who hold compensatory restricted stock, resign or stop working for us prior to achieving required vesting conditions, or when performance conditions are not met regardless of continued employment or service. Treasury shares are available to RLJE for future grants or issuances of shares at our discretion. At December 31, 2017 and 2016, we did not hold any treasury shares.

Note 14.	Stock-Based Compensation

Equity Compensation Plan

As of December 31, 2017 and 2016, we had one equity compensation plan. The 2012 Incentive Compensation Plan of RLJ Entertainment, Inc. (the Incentive Plan) was approved by the shareholders of RLJ Acquisition, Image and Acorn Media on September 20, 2012. The Incentive Plan is administered by the compensation committee of our Board of Directors. On August 4, 2017, our stockholders approved an amendment to the Incentive Plan adding 3.0 million shares, such that the compensation committee may grant awards totaling a maximum of 5,081,385 shares, and amendments to the limitations on the size of the awards. The compensation committee may award options, stock appreciation rights, restricted stock awards, restricted stock unit awards, bonus stock and awards in lieu of obligations, dividend equivalents, performance awards and other stock-based awards (as those terms are defined in the Incentive Plan). Under the Incentive Plan as amended, no person may be granted (i) options or stock appreciation rights with respect to more than 1,400,000 shares or (ii) restricted stock, restricted stock units, performance shares and/or other stock-based awards with respect to more than 1,300,000 shares. In addition, no person may be granted awards worth more than $1.2 million of grant date fair value with respect to any 12-month Performance Period (as that term is defined in the Incentive Plan) or $2.4 million with respect to any Performance Period that is more than 12 months. The maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

At December 31, 2017 and 2016, there were 1,581,429 and 1,109,046 shares, respectively, available for future grants under the Incentive Plan.

Restricted Stock-Based Compensation

Our share-based compensation consists of awards of restricted stock, restricted stock units, performance stock units and stock options. During the year ended December 31, 2017, 1.1 million shares of restricted stock-based awards were granted, 1.4 million options were granted to an executive officer, 0.3 million shares vested and 6,170 shares were forfeited due to employee terminations.

Of the shares granted, we issued 0.9 million shares of restricted stock-based awards to executive officers and directors and 0.2 million shares of restricted stock units to employees. The restricted stock-based awards were fair valued on the date of grant using the closing price of the common stock on the grant date. The restricted stock-based awards generally vest over a three- to four-year period for executive officers and a one-year period for directors. The restricted stock units generally vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria. The awards may be subject to further forfeitures if the employee or director terminates his or her service during the vesting period. All shares of restricted stock participate in dividends, if declared prior to their vesting date.

The option grants in 2017 include an option to purchase 0.7 million shares of common stock with an exercise price of $2.66 per share cliff vesting in two years and an option to purchase 0.7 million shares of common stock with an exercise price of $3.00 per share cliff vesting in four years. The options were fair valued at $1.90 per share using the Black Scholes model. Inputs into the model included the stock price of $2.66 at the time of grant, the exercise price, the risk-free interest rate of 1.97%, expected volatility of 75% and the expected terms, which were 7.0 years and 8.4 years. The expected term for the option with an exercise price of $2.66 was estimated as the average of its vesting term of two years and its contractual term of 10 years. The expected term of the option with an exercise price of $3.00 was estimated by using a lattice model that took into consideration the vesting term, the contractual term of 10 years, post-vesting exercise behavior and the award’s exercise price relative to the current fair value of a share of common stock.

Compensation expense relating to our share-based grants for the years ended December 31, 2017 and 2016 was $1.8 million and $1.0 million, respectively. Compensation expense related to share-based grants is included in general and administrative expenses. As of December 31, 2017, unrecognized share-based compensation expense relating to restricted stock-based service awards of $1.8 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.3 years. Unrecognized compensation expense relating to restricted stock-based performance awards of $1.2 million is expected to be expensed ratably over the remaining weighted-average vesting period of 2.0 years. Unrecognized compensation expense relating to unvested stock options of $2.0 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.2 years. Expense associated with our performance award is contingent upon achieving specified financial criteria and upon certification by the Compensation Committee of the satisfaction of such performance criteria based upon our audited financial statements for 2017, 2018, 2019 and 2020. The above unrecognized stock-based compensation expense assumes that the performance awards will vest at 130% (or 0.7 million shares). However, the possible range of vesting is between zero and 1.0 million shares.

Assuming 100% vesting for all service awards and 130% vesting of all performance awards, we expect to recognize $5.0 million of compensation expense over the next 12 months.

Restricted stock award activity under the Incentive Plan for the year ended December 31, 2017, and changes during the year then ended are presented below:

(In thousands, except per share data)	Service Shares		Performance Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at January 1, 2017	409	$1.92	—	$—
Granted	634	$3.22	500	$2.40
Vested	(279)	$2.12	—	$—
Forfeited	(6)	$2.09	—	$—
Non-vested shares at December 31, 2017	758	$2.96	500	$—

During the year ended December 31, 2016, 0.4 million shares of restricted stock-based awards were granted. Of the awards granted, 0.2 million restricted stock awards were granted to executive officers and directors and 0.2 million restricted stock units were granted to employees. The shares were fair valued using our closing stock price of $1.92 per share on the grant date, for a total value of approximately $0.8 million, which will be expensed over the vesting period as a component of general and administrative expenses.

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

We determined the fair value of the AMC Tranche C warrant using a lattice model, which is classified as Level 3 within in the fair-value hierarchy. Inputs to the model include our publicly-traded stock price, our stock volatility, the risk-free interest rate and contractual terms of the warrant (which are remaining life of the warrant, exercise price and assumptions pertaining to increasing the number of acquirable shares of common stock to achieve 50.1% ownership). We use the closing stock price of our common stock to compute stock volatility. To quantify and value the possibility of increasing the number of acquirable shares, management took into consideration its current capital structure, the impact of the 20% penalty if we were to fail to meet certain equity issuance conditions, and management’s best estimates of the likelihood of being subject to the 20% penalty. The AMC Tranche C warrant was valued at $13.7 million as of December 31, 2017, and $9.8 million as of December 31, 2016. During 2017, the AMC Tranche C warrant increased in value as a result of an increase in our common stock price

We determined the fair value of our 2012 Warrants using a Monte Carlo simulation model. Because the warrants are so far out-of-the-money (exercise price is $36.00 per share) as they approach their expiration date, their fair value was effectively zero as of December 31, 2016. The warrants expired on October 3, 2017.

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

The following tables represent the valuation of our warrant and other derivative liabilities within Level 3 of the fair-value hierarchy:

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$13,685	$13,685

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants	$—	$—	$9,763	$9,763

The following tables include a roll-forward of activity for our warrant and other derivative liabilities classified within Level 3 of the fair-value hierarchy:

	Year Ended December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2016	$—	$—	$9,763	$9,763
Change in fair value	—	—	3,922	3,922
Stock warrants at December 31, 2017	$—	$—	$13,685	$13,685

	Year Ended December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Stock warrants at December 31, 2015	$—	$—	$2,252	$2,252
Issuance of warrants	—	—	13,220	13,220
Change in fair value	—	—	(1,294)	(1,294)
Amount reclassified to shareholders' equity	—	—	(4,415)	(4,415)
Stock warrants at December 31, 2016	$—	$—	$9,763	$9,763

	Year Ended December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Embedded conversion feature at December 31, 2015	$—	$—	$8,426	$8,426
Change in fair value	—	—	5,867	5,867
Amount reclassified to shareholders' equity	—	—	(13,998)	(13,998)
Amount reclassified to shareholders' equity upon conversion	—	—	(295)	(295)
Embedded conversion feature at December 31, 2016	$—	$—	$—	$—

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. The following fair value hierarchy tables present information about our assets and liabilities measured at fair value on a non-recurring basis.:

	Year Ended December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$2,064	$2,064	$1,584

	Year Ended December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total	Loss
Investments in content	$—	$—	$1,398	$1,398	$2,822

During the years ended December 31, 2017 and 2016, the investments in content were impaired by $1.6 million and $2.8 million, respectively. In determining the fair value of our investments in content, we employ a DCF methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

Note 16.	Net Loss per Common Share Data

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(In thousands, except per share data)	2017	2016
Basic and diluted:
Net loss attributable to common shareholders	$(7,281)	$(26,175)
Denominator - basic and diluted:
Weighted-average common shares outstanding – basic	9,741	4,603
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	9,741	4,603
Net loss per common share:
Basic and diluted:	$(0.75)	$(5.69)

We have outstanding warrants to acquire 21.3 million and 30.1 million shares of common stock as of December 31, 2017 and 2016, respectively, which are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

During periods of reported net losses from continuing operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the years ended December 31, 2017 and 2016 we have weighted average unvested shares of 2.6 million and 0.4 million, respectively of compensatory stock options and restricted share-based awards, that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

When dilutive, we include in our computation of diluted loss per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the years ended December 31, 2017 and 2016, we excluded 5.9 million and 11.5 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive.

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

As of December 31, 2017, we have a valuation allowance against 100% of our deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards that were either acquired in the Business Combination or generated in the years following. Even though we have reserved all of these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future taxable earnings. To the extent our deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of December 31, 2017, we had NOL carryforwards for Federal and state tax purposes of approximately $113.6 million and approximately $61.0 million, respectively, which are available to offset taxable income through 2037. Our NOL carryforwards began to expire in 2017. NOL carryforwards that were acquired in the Business Combination reflect our assessment of an annual limitation on the utilization of these carryforwards due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

Income tax expense is summarized below:

	Years Ended December 31,
(In thousands)	2017	2016
Current
Federal	$—	$—
State	18	(17)
Foreign	203	(144)
	221	(161)
Deferred
Federal	—	—
State	—	—
Foreign	1,013	316
	1,013	316
Total Tax Expense	$1,234	$155

Loss from continuing operations before provision for income taxes is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Domestic	$(11,877)	$(20,234)
Foreign	6,985	1,792
	$(4,892)	$(18,442)

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets and liabilities are presented below:

	December 31,
	2017		2016
(In thousands)	U.S. Federal and State	Foreign	U.S. Federal and State	Foreign
Deferred tax assets
Intangible assets	$4,594	$—	$9,066	$—
Provision for lower of cost or market inventory write- downs	1,686	—	2,452	—
Net operating loss carryforwards	27,763	1,078	41,384	984
Allowance for sales returns	951	—	1,223	—
Allowance for doubtful accounts receivable	18	—	17	—
Marketing discounts and price protection reserves	680	—	905	—
Accrued salary and stock-based compensation	812	—	247	—
Tax credits carryforwards	2,925	—	2,942	—
Warrant and other derivative liabilities	119	—	—	—
Other	206	—	—	—
Deferred tax assets	39,754	1,078	58,236	984
Less valuation allowance	(39,754)	(1,078)	(57,623)	(984)
Deferred tax assets	—	—	613	—
Deferred tax liabilities
Warrant and other derivative liabilities	—	—	(432)	—
Equity income in ACL	—	(2,933)	—	(1,715)
Other	—	—	(181)	—
Deferred tax liabilities	—	(2,933)	(613)	(1,715)
Net deferred tax assets and liabilities	$—	$(2,933)	$—	$(1,715)

A reconciliation of income tax benefit based on the federal statutory rate to actual income tax expense (benefit) is as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Expected federal income tax benefit at 34% on continuing operations	$(1,663)	$(6,270)
Expected state income tax benefit on continuing operations, net of federal benefit	(189)	(711)
Expected federal and state income tax benefit on discontinued operations	—	(1,240)
Current state income taxes	18	(17)
Change in federal and state statutory tax rates	18,462	(319)
Nondeductible expenses	30	31
Change in valuation allowance for U.S. tax purposes only	(17,869)	6,941
Foreign income taxes, including change in valuation allowance	1,216	172
Change in prior year deferred taxes and other	1,229	1,568
Total tax expense	$1,234	$155

Our significant tax returns are filed in the following jurisdictions: United States, United Kingdom and in the following states: Maryland and California. The tax years for 2009 through 2017 remain open to examination. We are not currently under examination by any of the jurisdictions where we file significant tax returns. We believe that our tax filing positions and deductions will be sustained if audited, and we do not anticipate any adjustments that would result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves or related interest and penalties for uncertain tax positions have been recorded.

Note 18.	statements of cash flows

Supplemental Disclosures

	Years Ended December 31,
(In thousands)	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,592	$5,156
Income taxes	$41	$43
Reclassification of deferred financing costs from prepaid expenses and other assets to debt, net of discounts	$—	$832
Non-cash investing and financing activities:
Accretion on preferred stock	$1,155	$4,301
Common stock issued to AMC as payment for prior year interest expense	$158	$—
Conversion of preferred stock into shares of common	$19,592	$—
Exercise of AMC warrant and reduction of senior debt	$2,847	$—
Reclassification of derivative liabilities and redeemable convertible preferred stock to shareholders' equity	$—	$42,769
Interest payable on subordinated notes converted to principal	$—	$72
Preferred stock and derivative liability converted into common stock	$—	$1,232
Capital expenditures accrued for in accounts payable and accrued liabilities	$327	$322

NOTE 19.	SEVERANCE

During the year ended December 31, 2017, we recognized severance charges of $25,000. During the year ended December 31, 2016, we recognized severance charges of $0.5 million of which $0.3 million is included in discontinued operations. Severance charges that are not part of discontinued operations are recorded as a component of general and administrative expense.

Note 20.	Employee Benefits

Effective October 3, 2012, we established the RLJ Entertainment 401(k) Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the plan, participants may contribute a portion of their earnings on a pre-tax basis. Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee. We match a portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Our U.S. sponsor plan contributes up to four percent depending on the employee’s contribution beginning one month after the date of hire. Our U.K. subsidiary sponsor plan contributes between three to seven percent to employees beginning after a probationary period of three months. Our Australia subsidiary sponsor plan contributes 9.5 percent to employees beginning at the date of hire.

During the years ended December 31, 2017 and 2016, we incurred compensation expenses related to these plans of $0.5 million and $0.4 million, respectively.

Note 21.	Commitments and Contingencies

Operating Leases

Our principal executive office is located in Silver Spring, Maryland. We also maintain offices in Woodland Hills, California; London, England and Sydney, Australia with varying terms and expiration dates. All locations are leased. In addition, we have subleased our Stillwater, Minnesota, location associated with our discontinued operations. A summary of our principal locations is as follows:

Location	Primary Purpose	Lease Expiration	Reporting Segment (1)
Silver Spring, MD	Executive Office/Administrative/Sales/ Content Acquisition	November 15, 2020	Corporate/ Digital Channels
Woodland Hills, CA	Administrative/Sales/ Content Acquisition	June 30, 2021	Digital Channels/ Wholesale Distribution
London, England	Content Development and Production/Sales/ Administration for the U.K.	July 1, 2018	Digital Channels/IP Licensing/ Wholesale Distribution
Sydney, Australia	Sales/Administration	Month-to-month	Wholesale Distribution

(1)	The segment descriptions above reflect the location’s primary activity.

Future minimum annual rental payments include amounts we are obligated to pay under the leases described above and on space associated with discontinued operations that we began subleasing in 2016. The sublease is in effect through the end of the lease term in July 2022. Beginning in March 2017, our obligations for the subleased space are entirely offset by sublease income. We received sublease income of $0.1 million during 2017. We received no sublease income in 2016. Future minimum annual rental payments by year under noncancelable operating leases at December 31, 2017, are as follows:

(In thousands)
Year Ended December 31,	Lease Commitment	Sublease Income
2018	$1,170	$178
2019	1,017	182
2020	1,032	186
2021	450	189
2022	92	112
Thereafter	—	—
	$3,761	$847

Rent expense was $1.3 million and $1.7 million, for the years ended December 31, 2017 and 2016, respectively.

Employment Agreements

At December 31, 2017, our future contractual obligations under three employment agreements are summarized below. Included in the amounts below are any minimum bonus or agreed-upon amounts to be paid within the employment contracts over the next five years as long as the employee continues to be an employee in good standing and meets the performance criteria within the individual employment agreements. One of the three employment agreements does not have an expiration date and is included in each of the five years presented below.

(In thousands)
Year Ended December 31,	Employment Contracts
2018	$1,142
2019	851
2020	750
2021	750
2022	750
$4,243

Future Royalty Obligations

At December 31, 2017, our future obligations for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements that have an off-balance sheet commitment totaling $7.2 million. To the extent payment is not due until delivery has occurred, these commitments will be recognized in 2018 upon the earlier of payment or upon delivery of content by the content supplier.

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

Equity Investments in Affiliate

During 2017 and 2016, we paid ACL $0.1 million and $0.7 million, respectively, for the distribution rights to three titles, two of which have been released as of December 31, 2016 and one which was released in 2017. As we recognize revenues from these titles, and all other titles, we amortize our content advances resulting in the recognition of content amortization and royalty expense. During 2017 and 2016, we recognized content amortization and royalty expense of $0.3 million and $0.5 million, respectively. This amortization is included in our cost of sales as content amortization and royalties. As of December 31, 2017 and 2016, our remaining unamortized content advance is $1.5 million and $1.7 million, respectively.

ACL paid dividends to RLJE Ltd. of $2.5 million and $3.3 million during the years ended December 31, 2017 and 2016, respectively. Dividends received were recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to AME and RLJE Australia. As of December 31, 2017, Acorn Media had lent its U.K. subsidiaries approximately $2.4 million and its Australian subsidiary approximately $3.3 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the year ended December 31, 2017, we recognized foreign currency gains of $0.6 million. During the year ended December 31, 2016, we recognized foreign currency losses of $1.5 million.

The RLJ Companies, LLC

In June 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor. These purchased liabilities, which are now owed to The RLJ Companies, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets. During the year ended December 31, 2017, we made payments totaling $1.0 million to The RLJ Companies, which reduced our remaining obligation to $2.5 million.

Debt, Preferred Stock and Warrants

In May 2015, certain present and former board members and their affiliate companies, including RLJ SPAC Acquisition, LLC which is owned by the chairman of our board of directors, purchased 16,500 shares of preferred stock and warrants to acquire 1.7 million shares of common stock from us for $16.5 million.

In June 2017, RLJ SPAC Acquisition, LLC converted its 15,000 shares of preferred stock and accumulated dividends and received 5.9 million shares of common stock.

During 2017, we made cash dividend payments totaling $0.7 million to preferred stockholders.

Since AMC held shares of common stock during 2017, they are considered a related party. During 2017, AMC expanded their debt facility with us (see Note 10, Debt) and partially exercised 1.7 million shares of AMC Tranche A Warrants.

NOTE 23.	SUBSEQUENT EVENTS

On January 2, 2018, we made a dividend payment of $0.4 million to our preferred shareholders.

On January 2, 2018, we issued AMC 418,255 shares of common stock in payment of $1.3 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement. At December 31, 2017, this accrued interest was included in accounts payable and accrued liabilities.

AMC Networks Acquisition Proposal

On February 27, 2018, we announced the formation of the Special Committee of the Board of Directors to consider the February 26, 2018 proposal from AMC to acquire all of our outstanding common stock and outstanding rights to acquire our common stock not owned by AMC or entities affiliated with Robert L. Johnson, Chairman of our Board of Directors.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2017 (or Annual Report), we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2017. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework– 2013. Based on that evaluation under those criteria, management concluded that, at December 31, 2017, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

Management determined that, at December 31, 2017, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the fourth quarter period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

As of March 9, 2018, our board of directors (or Board) was comprised of nine members as set forth in the table below.  Each director elected holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Robert L. Johnson	2012	71

Mr. Johnson was appointed as the Company’s chairman in October 2012. From November 2010 to October 2012, Mr. Johnson served as the chairman of the board of RLJ Acquisition, Inc., a special purpose acquisition company that created the Company. Mr. Johnson founded The RLJ Companies, an innovative business network that owns or holds interests in a diverse portfolio of companies in businesses operating in hotel real estate investment; private equity; financial services; asset management; automobile dealerships; sports and entertainment; and video lottery terminal (or VLT) gaming and has served as its chairman since February 2003. Prior to forming The RLJ Companies, Mr. Johnson was founder and chief executive officer of Black Entertainment Television (or BET), which was acquired by Viacom Inc. in 2001. He continued to serve as chief executive officer of BET until February 2006. In July 2007, Mr. Johnson was named by USA Today as one of the “25 most influential business leaders of the past 25 years.” In addition to the Company’s board, Mr. Johnson currently serves on the boards of directors of RLJ Lodging Trust (NYSE: RLJ), KB Home (NYSE: KBH), Lowe’s Companies, Inc. (NYSE: LOW), Elevate Credit, Inc. (NYSE: ELVT), and Retirement Clearinghouse, LLC. He previously served as a director of Hilton Hotels Corporation, US Airways Group, Inc., General Mills, Inc., Strayer Education, Inc. and IMG Worldwide, Inc., and a member of the board of trustees at The Johns Hopkins University.

Miguel Penella	2012	49

Mr. Penella was appointed as the Company’s Chief Executive Officer on January 18, 2013. From October 2012 until January 18, 2013, Mr. Penella served as Chief Operating Officer. Mr. Penella has served as a director of the Company since October 2012. From April 2007 to October 2012, Mr. Penella served as chief executive officer of Acorn Media Group, Inc., which was acquired by the Company in October 2012, where he oversaw operations and was the driving force behind the worldwide expansion of the Acorn brand, including the acquisition of 64% of Agatha Christie Limited and the launch of Acorn TV, the Company’s first proprietary subscription VOD channel (or SVOD). From 2004 to April of 2007, Mr. Penella was president of Acorn’s direct-to-consumer operations offering DVDs and other high-quality products through catalogs and online marketing vehicles. Under his leadership, Acorn Media was transformed from a DVD distributor into a media company with a significant library of television dramas and mysteries, including intellectual property rights, and a nascent proprietary SVOD business. Mr. Penella came to Acorn from Time-Life where he rose in the ranks from circulation director of the catalog department to director of catalogs for the music division and then to vice president of customer marketing in 2001. Previously, he worked in ecommerce catalog management for the National Direct Marketing Corporation and the National Wildlife Federation.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Andor (Andy) M. Laszlo	2012	51

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

Scott R. Royster	2014	53

Mr. Royster has served as a member of the Company’s board of directors since January 2014.  In October 2017, Mr. Royster joined United Negro College Fund as Chief Financial Officer.  Prior to October 2017, Mr. Royster co-founded and served as an officer of two companies in the education sector – Latimer Education, Inc. (or Latimer) and Maarifa Edu Holdings Limited (or Maarifa).  Since September 2009 he served as Chairman of Latimer and, since August 2014, as Chief Executive Officer and later Chairman of Maarifa.  Latimer, based in Washington, DC, is an education company serving the higher education needs of African-Americans in the USA, and Maarifa is an education company that acquires and operates private universities in Africa and is based in Mauritius.  From November 2008 until the formation of Latimer, Mr. Royster was engaged in planning for the formation of Latimer and acted as a consultant to several companies. Mr. Royster served as Executive Vice President of Business Development and Chief Financial Officer of DigitalBridge Communications, an early-stage wireless technology company, from January 2008 to November 2008. From 2006 to 2008, Mr. Royster was a member of the board of directors for HRH, Inc. (NYSE: HRH), an insurance brokerage firm.  Between June 1996 to December 2007, Mr. Royster served as Executive Vice President and Chief Financial Officer of Radio One, Inc., now known as Urban One, Inc. (NASDAQ: UONE and UONEK), an owner/operator of major market radio stations and other media assets.

H. Van Sinclair	2017	65

Mr. Sinclair has served as a member of the Board since April 2017 and was a prior member of the Board from October 2012 to June 2015. Since February 2003, Mr. Sinclair has served as president, chief executive officer and general counsel of The RLJ Companies. From January 2006 to May 2011, Mr. Sinclair also served as Vice President of Legal and Business Affairs for RLJ Urban Lodging Funds, a private equity fund concentrating on limited and focused service hotels in the United States and for RLJ Development, The RLJ Companies’ hotel and hospitality company. Prior to joining The RLJ Companies, Mr. Sinclair spent 28 years, from October 1978 to February 2003, with the law firm of Arent Fox, LLP. Mr. Sinclair remains of counsel to Arent Fox. Mr. Sinclair previously served as a member of the board of directors of Vringo, Inc. (NASDAQ: VRNG) from July 2012 through March 2016 and RLJ Acquisition, Inc., the predecessor company of RLJE, from November 2010 to October 2012.

Name	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Dayton Judd	2015	46

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

John Ziegelman	2015	54

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

John Hsu	2016	45

Mr. Hsu has served as a member of the Board since October 2016. Mr. Hsu manages the treasury and corporate development operations of AMC Networks Inc., as its Executive Vice President – Treasurer & Financial Strategy, and oversees investment strategies, capital structure planning and debt portfolio management. Additionally, he is responsible for evaluating strategic business opportunities including mergers and acquisition, corporate development, and digital investment activities. Mr. Hsu joined AMC Networks in June 2011 from Cablevision where he served as Vice President of Financial Planning during his seven-year tenure with Cablevision. Prior to Cablevision, Mr. Hsu was an investment banker and served as a Vice President in Bear, Stearns & Co.’s Media & Entertainment Corporate Finance Group, and as an Associate in SG Cowen’s Gaming, Lodging and Leisure Group. He began his career as a Senior Auditor at Arthur Andersen  LLP. Mr. Hsu is a CPA and holds a B.S. in Accounting and Finance from New York University’s Stern School of Business.

Arlene Manos	2016	75

Ms. Manos has served as a member of the Company’s board of directors since October 2016.  Ms. Manos joined AMC Networks Inc. in 2002 as President of National Advertising Sales and was responsible for overseeing the advertising sales efforts for its national cable television networks AMC, IFC, SundanceTV, WE tv, and BBC AMERICA (operated through a joint venture with BBC Worldwide). In January 2017, Ms. Manos position transitioned to President Emeritus, National Ad Sales.  Responsibilities also include revenue oversite for BBC World News in the U.S.  Ms. Manos joined AMC Networks from A&E Television Networks where she held a number of sales management positions, most recently as senior vice president of national advertising sales. Prior to A&E, she served as an associate publisher of Manhattan, Inc. magazine, a retail sales manager at WABC-TV in New York, and as an account executive at CBS Cable.  Manos earned her Bachelor of Arts degree in English from Trinity College in Washington, DC.  She served on the National Sales Advisory Committee of the Video Advertising Bureau and is a past president and board member of what was then called the Advertising Women of New York (AWNY) now called She Runs It.  She has been named to the CableFAX 100 and CableFAX’s Most Powerful Women in Cable several times.  In 2011, Manos was honored as a “Trailblazer Mom” in the AWNY Working Mothers of the Year Awards.

Pursuant to the terms of the outstanding Preferred Stock, Wolverine, the holder of Series C-1 Preferred Stock, designated John Ziegelman as a director, and Sudbury, the holder of Series C-2 Preferred Stock, designated Dayton Judd as a director.  Pursuant to the terms of the Investment Agreement with AMC Networks, Inc. (or AMC), AMC is entitled to designate two director nominees, and in connection with the closing under the AMC Transaction, AMC designated John Hsu and Arlene Manos, and the Board appointed them to be members of the Board. Pursuant to a voting agreement between AMC and RLJ SPAC Acquisition LLC, Miguel Penella, Tyrone Brown, Dayton Judd, JH Evergreen Management, LLC, Sudbury Capital Fund, LP, Peter Edwards, Morris Goldfarb and certain other stockholders, who in the aggregate then held approximately 47% of the outstanding common stock, the stockholders party to this agreement agreed to vote their shares to elect AMC’s nominees to the Board until the earlier of the termination of the Investment Agreement or AMC is no longer a stockholder of the Company.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 9, 2018.

Name	Age	Position
Miguel Penella	49	Chief Executive Officer
Nazir Rostom	42	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires RLJE’s directors, executive officers and the beneficial holders of more than 10% of a registered class of RLJE’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of RLJE with the Securities and Exchange Commission (or SEC).  Based solely on a review of copies of reports filed with the SEC and written representations by certain officers and directors, we believe that all of our officers, directors and stockholders subject to the reporting requirements of Section 16(a) filed all of their reports related to non-exempt transactions on a timely basis during the fiscal year ended December 31, 2017, except for one Form 4 for Mr. Sinclair, reporting one transaction.  We also believe these persons filed all of their reports related to exempt transactions on a timely basis with respect to the fiscal year ended December 31, 2017.

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

Compensation Committee. The Company has a Compensation Committee comprised of Ms. Manos and Messrs. Hsu, Laszlo, Ziegelman and Sinclair (Chairman), with Mr. Sinclair appointed effective April 5, 2017 to replace Mr. Brown as Chairman.  The Board has determined that Ms. Manos and Messrs. Hsu, Laszlo, Sinclair and Ziegelman are independent as that term is used in NASDAQ Marketplace Rule 5605.

Nominations and Governance Committee.  The Company has a Nominations and Governance Committee comprised of Ms. Manos and Messrs. Hsu, Judd, Laszlo, Sinclair, Ziegelman, and Royster (Chairman).  Mr. Sinclair was appointed effective May 2, 2017 to replace Mr. Brown.  The Board has determined that Ms. Manos and Messrs. Hsu, Judd, Laszlo, Sinclair, Ziegelman, and Royster are independent as that term is used in NASDAQ Marketplace Rule 5605.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2017

The following table sets forth the compensation of those persons who served as our principal executive officer, principal financial officer and our other executive officers (collectively, the Named Executive Officers) for the fiscal year ended on December 31, 2017.

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Miguel Penella	2017	$515,000	$150,000	$2,279,905	$2,660,000	$10,400	$5,615,305
Chief Executive Officer	2016	515,000	50,000	176,302	—	6,667	747,969

Nazir Rostom(4)	2017	290,625	35,000	159,800	—	9,192	494,617
Chief Financial Officer	2016	170,993	—	64,001	—	5,500	240,494

(1)

Fiscal year 2017 for Mr. Penella includes restricted stock units award of 300,000 shares vesting in four equal installments on December 31, 2017, 2018, 2019 and 2020, performance stock units of up to 1 million shares vesting upon achieving specified financial criteria and upon certification by the Compensation Committee of the satisfaction of such performance criteria based upon our audited financial statements for 2017, 2018, 2019 and 2020. Fiscal year 2017 for Mr. Rostom includes restricted stock units award of 40,000 shares, each vesting in three equal installments on March 31, 2018, 2019 and 2020.

Fiscal year 2016 includes restricted stock awards of 91,824 shares for Mr. Penella and 33,334 shares for Mr. Rostom, each vesting in three equal installments on March 31, 2017, 2018 and 2019. The amounts shown represent the total grant date fair value of the grant computed in accordance with FASB ASC Topic 718.

(2)

Fiscal year 2017 for Mr. Penella includes stock options to purchase 700,000 shares of common stock at an exercise price of $2.66 per share vesting in two years and stock options to purchase 700,000 shares with an exercise price of $3.00 vesting in four years. The amounts shown in the table represent the total grant date fair value of the grant computed in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation of our consolidated financial statements for a description of the assumptions used in determining the Black Scholes option value.

(3)	All other compensation represents Company 401(k) match.
(4)	Mr. Rostom was employed for part of 2016, beginning May 18, 2016.

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

Stock Grant.  Mr. Penella was awarded 128,756 shares of restricted stock, with 64,378 shares vesting on March 1, 2014, 32,189 shares vesting on January 1, 2015 and 32,189 shares vesting on January 1, 2016. One-half of the shares subject to vesting on each of these dates were subject to an additional condition of the Company achieving 97% of the Adjusted EBITDA or revenue targets proposed by management and approved and adopted by the Board, in its sole discretion, for 2013, 2014 and 2015. These targets were not satisfied and the performance-based shares for each of the above vest dates were forfeited.

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

Outstanding Equity Awards at Fiscal Year End 2017

The following table includes all outstanding equity awards at December 31, 2017.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(1) ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested(1) ($)
Miguel Penella	—	—		—	$—	—	61,216	(2)	$225,220	—		$—
	—	—		—	—	—	225,000	(3)	827,798	—		—
	—	—		—	—	—	—		—	650,000	(4)	2,391,415
	—	700,000	(5)	—	2.66	3/31/2027	—		—	—		—
	—	700,000	(6)	—	3.00	3/31/2027	—		—	—		—
Nazir Rostom	—	—		—	—	—	22,223	(2)	81,761	—		—
	—	—		—	—	—	40,000	(7)	147,164	—		—

(1)	The value of unearned shares is based upon the closing stock price at December 30, 2017 of $3.6791 per share.
(2)	The restricted stock award granted on August 1, 2016 vests in three equal installments on March 31, 2017, 2018 and 2019.
(3)	The restricted stock unit granted on March 13, 2017 vests in four equal installments on December 31, 2107, 2018, 2019 and 2020.
(4)

The performance stock award granted on March 13, 2017 assumes vesting of 650,000 shares, however, the possible range of vesting is zero to 1.0 million shares.  Vesting to be determined upon achieving specified financial criteria and upon certification by the Compensation Committee of the satisfaction of such performance criteria based upon our audited financial statements for 2017, 2018, 2019 and 2020.

(5)	The stock option granted on March 31, 2017 vests in two years on March 13, 2019.
(6)	The stock option granted on March 31, 2017 vests in four years on March 13, 2021.
(7)	The restricted stock unit granted on July 31, 2017 vests in three equal installments on March 31, 2018, 2019 and 2020.

Director Compensation

The following non-employee members of our Board, Dayton Judd, Andor (Andy) M. Laszlo, Scott R. Royster, and H. Van Sinclair receive an annual retainer of $50,000, paid quarterly, and an annual restricted stock award valued at $50,000. Effective October 1, 2017, the value of the annual retainer and annual restricted stock award were increased to $75,000 each.  The other non-employee members of the Board, Arlene Manos, John Hsu and John Ziegelman have waived this compensation.  In addition, all non-employee directors are reimbursed for reasonable travel expenses to attend Board or committee meetings.  Employee directors receive no additional compensation for their service as directors.

For fiscal year 2017, each of our non-employee directors was each granted a restricted stock award, valued at $50,000, for 11,664 shares of common stock, based upon the five-day volume weighted average stock price of $4.2868 per share.  The restricted stock awards were granted under our 2012 Incentive Compensation Plan on July 31, 2017 and vest 100% on July 31, 2018, provided the recipient continues to serve as a director.

Director Compensation Table for Fiscal Year 2017

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal year 2017:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tyrone Brown	$15,000	$—	$—	$—	$15,000
Robert L. Johnson	250,000	—	—	—	250,000
Dayton Judd	81,250	46,598	—	—	127,848
Andor (Andy) M. Laszlo	91,250	46,598	—	—	137,848
Scott R. Royster	91,250	46,598	—	—	137,848
H. Van Sinclair	50,429	63,998	—	—	114,427
John Ziegelman	—	—	—	—	—
John Hsu	—	—	—	—	—
Arlene Manos	—	—	—	—	—

(1)	For independent directors, represents retainer fee paid quarterly. For Mr. Johnson, represents compensation for non-executive chairman services. Mr. Brown resigned effective April 1, 2017.
(2)

Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2017. The per share grant date fair value of each of the restricted stock awards for 11,664 shares was $3.995. As of fiscal year end 2017, these shares had not vested. Mr. Sinclair was also awarded a prorated restricted stock award upon joining the board in April 2017. The per share grant date fair value for 7,131 shares was $2.44. These shares vested on July 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 9, 2018, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13D or 13G or other reports filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is a director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock (2)
AMC Networks, Inc. (3)	25,796,226	70.60%
RLJ SPAC Acquisition, LLC (4)	8,294,465	51.63%
Robert L. Johnson (4)	8,294,465	51.63%
Wolverine Asset Management, LLC (5)	1,455,011	9.99%
Dayton Judd (6)	1,195,443	7.74%
Sudbury Capital Fund, LP (7)	1,141,483	7.37%
GAMCO Investors, Inc. (8)	717,584	4.93%
Morris Goldfarb (9)	549,809	3.65%
Peter Edwards (10)	456,560	3.08%
Miguel Penella (11)	283,405	1.95%
Andor (Andy) M. Laszlo (12)	59,344	*
Scott Royster (12)	55,562	*
Nazir Rostom (13)	46,667	*
H. Van Sinclair (12)	40,308	*
John Hsu	—	—
Arlene Manos	—	—
John Ziegelman	—	—
All directors and executive officers as a group (10 persons)	9,904,198	58.13%

*	Less than 1%

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

(2)

On March 9, 2018, there were 14,564,678 shares of common stock outstanding.  Common stock not outstanding but which underlies preferred stock and warrants exercisable as of, or within, 60 days after March 9, 2018, is deemed to be outstanding and beneficially owned for the purpose of computing the percentage of the common stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose, including computing the percentage of any other person or entity.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the record date.

(3)

Information presented regarding AMC Networks, Inc. (or AMC) is based on the Form 4 filed on January 4, 2017, Form 3 filed on October 18, 2016, Schedule 13D filed on October 18, 2016, Schedule 13D/A filed on June 20, 2017, Schedule 13D/A filed on October 3, 2017, Schedule 13D/A filed on January 3, 2018, and Schedule 13D/A filed on January 8, 2018.  The reporting persons include (i) AMC Networks Inc., a Delaware corporation (or AMC), (ii) Rainbow Media Holdings LLC, a Delaware limited liability company, (iii) Rainbow Media Enterprises, Inc., a Delaware corporation, (iv) Rainbow Programming Holdings LLC, a Delaware limited liability company, (v) IFC Entertainment Holdings LLC, a Delaware limited liability company, and (vi) Digital Entertainment Holdings LLC, a Delaware limited liability company (or DEH). DEH is a direct wholly-owned subsidiary of IFC Entertainment Holdings LLC. IFC Entertainment Holdings LLC is a direct wholly-owned subsidiary of Rainbow Programming Holdings LLC. Rainbow Programming Holdings LLC is a direct wholly-owned subsidiary of Rainbow Media Enterprises, Inc. Rainbow Media Enterprises, Inc. is a direct wholly-owned subsidiary of Rainbow Media Holdings, LLC. Rainbow Media Holdings, LLC is a direct wholly-owned subsidiary of AMC.  Includes 3,821,588 shares of common stock, 7,479.432 shares of Series D-1 Convertible Preferred Stock with a conversion price of $3.00 per share convertible into 2,893,693 shares of common stock, including accrued dividends, warrants expiring May 20, 2020 exercisable at $1.50 per share to purchase 747,945 shares of common stock, warrants expiring October 14, 2021 exercisable at $3.00 per share to purchase 3,333,000 shares of common stock, warrants expiring October 14, 2022 exercisable at $3.00 per share to purchase 10,000,000 shares of common stock, and warrants expiring October 14, 2023 exercisable at $3.00 per share to purchase 5,000,000 shares of common stock, however the exercise price and number of shares for the warrants are subject to adjustment from time to time in order to prevent dilution of the purchase rights granted under the warrants.  The warrant expiring on October 14, 2023 provides that the number of shares subject to the warrant shall be increased to the extent necessary to ensure that upon the full exercise of the Warrant, DEH will hold at least 50.1% of the outstanding equity securities of RLJE on a fully diluted basis (less the number of shares previously issued to DEH (i) upon the exercise of the warrants expiring on October 14, 2021 and October 14, 2022 and (ii) as interest payments pursuant to a credit agreement, dated October 14, 2016, between DEH and RLJE. The mailing address for AMC is 11 Penn Plaza, New York, NY 10001.

(4)

The RLJ Companies, LLC is the sole manager and is the sole voting member of RLJ SPAC Acquisition, LLC. Robert L. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC (collectively RLJ). Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.  Includes 6,794,465 shares of common stock, and warrants expiring May 20, 2020 exercisable at $3.00 per share to purchase 1,500,000 shares of common stock. The mailing address for RLJ is 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814.

(5)

Information presented regarding Wolverine Asset Management, LLC (or Wolverine) is based on the Schedule 13D filed on June 1, 2015, Schedule 13D/A filed on October 13, 2015 and Schedule 13D/A filed on October 20, 2016.  The securities reported herein were purchased for the account of Wolverine Flagship Fund Trading Limited, a private investment fund managed by Wolverine.  The reporting persons include (i) Wolverine, an Illinois limited liability company, (ii) Wolverine Holdings, L.P., an Illinois limited partnership, (iii) Wolverine Trading Partners, Inc., an Illinois corporation, (iv) Christopher L. Gust, and (v) Robert R. Bellick.  The amount set forth as the beneficial ownership takes into account the Ownership Limitation (as defined below). Without such Ownership Limitation, Wolverine’s beneficial ownership would be 1,949,946, which includes 2,400 shares of common stock, warrants expiring May 20, 2020 exercisable at $1.50 per share to purchase 400,000 shares of common stock and 4,000 shares of Series C-1 Convertible Preferred Stock with a conversion price of $3.00 per share into 1,547,546 shares of common stock, including accrued dividends.  The reporting persons are prohibited from converting any Series C-1 Convertible Preferred Stock or exercising certain warrants if as a result the reporting persons would beneficially own more than 9.99% of the outstanding common stock (the “Ownership Limitation”).  The mailing address for Wolverine and the other affiliated filers is 175 West Jackson Blvd., Suites 200 and 340 Chicago, Illinois 60604.

(6)	Includes 53,960 shares of common stock, of which 11,664 are subject to restricted stock awards, and indirect ownership of Sudbury Capital Fund, LP.
(7)

Information presented regarding Sudbury Capital Fund, LP (or Sudbury) is based on the Schedule 13D/A filed on May 27, 2015, Schedule 13D/A filed on January 19, 2017 Schedule 13D/A filed on October 6, 2017, and Schedule 13D/A filed on October 10, 2017. The reporting persons include (i) Sudbury Capital Fund, LP, a Delaware limited partnership and pooled investment vehicle (or SCF); (ii) Sudbury Holdings, LLC a Delaware limited liability company (or SH); (iii) Sudbury Capital Management, LLC a Delaware limited liability company and the investment adviser (or SCM); (iv) Sudbury Capital GP, LP, a Delaware limited partnership and the general partner of the pooled investment vehicle (or SCGP) and (v) Dayton Judd, the Managing Member of SCM and Partner and Manager of SCGP (collectively the reporting persons).  Includes 96,714 shares of common stock, warrants expiring October 3, 2017 exercisable at $36.00 per share to purchase 127,098 shares of common stock, warrants expiring May 20, 2020 exercisable at $1.50 per share to purchase 200,000 shares of common stock, 2,000 shares of Series C-2 Convertible Preferred Stock with a conversion price of $3.00 per share into 773,773 shares of common stock, including accrued dividends, and 183.506 shares of Series D-1 Convertible Preferred Stock with a conversion price of $3.00 per share into 70,996 shares of common stock, including accrued dividends.  The mailing address for Sudbury and the other affiliated filers is 878 S. Denton Tap Road, Suite 220, Coppell, TX 75019.

(8)

Information presented regarding GAMCO Investors, Inc. (or GBL) is based solely on the information provided in the Schedule 13D filed on February 28, 2018 by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer, including (i) GAMCO Asset Management Inc. (or GAMCO), a wholly-owned subsidiary of GBL, an investment adviser registered under the Investment Advisers Act of 1940, as amended (or Advisers Act); (ii) Gabelli Funds, LLC, a wholly-owned subsidiary of GBL, an investment adviser registered under the Advisers Act; (iii) Gabelli & Company Investment Advisers, Inc. (or GCIA), a wholly owned subsidiary of Associated Capital Group, Inc., is an investment adviser registered under the Advisers Act; and (iv) Teton Advisors, an investment adviser registered under the Advisers Act. Mario Gabelli is the controlling stockholder, Chief Executive Officer and a director of GGCP and Chairman and Chief Executive Officer of GBL. He is the Executive Chairman of AC. Mario Gabelli is also a member of GGCP Holdings. Mario Gabelli is the controlling shareholder of Teton. GAMCO is a New York corporation and GBL, AC, GCIA, and Teton Advisors are Delaware corporations, each having its principal business office at One Corporate Center, Rye, New York 10580.

(9)

Information presented regarding Morris Goldfarb is based on the information provided in the Schedule 13G filed on February 12, 2016, Schedule 13G/A filed on February 10, 2017 and Schedule 13G/A filed on October 4, 2017.  The mailing address of Mr. Goldfarb is c/o G-III Apparel Group, Ltd., 512 7th Avenue, 35th Floor, New York, NY 10018. Includes 62,922 shares of common stock, warrants expiring May 20, 2020 exercisable at $2.37 per share to purchase 100,000 shares of common stock and 1,000 shares of Series D-2 Convertible Preferred Stock with a conversion price of $3.00 per share into 386,887 shares of common stock, including accrued dividends.

(10)

Information presented regarding Peter Edwards is based on the information provided in the Schedule 13G filed on February 12, 2016, Schedule 13G/A filed on February 10, 2017 and Schedule 13G/A filed on October 4, 2017.  The mailing address of Mr. Edwards is 7400 Meadow Lane, Chevy Chase, MD 20815. Includes 213,116 shares of common stock, warrants expiring May 20, 2020 exercisable at $2.37 per share to purchase 50,000 shares of common stock and 500 shares of Series D-2 Convertible Preferred Stock with a conversion price of $3.00 per share into 193,444 shares of common stock, including accrued dividends.

(11)

Includes 283,405 shares of common stock, of which 61,216 are subject to restricted stock awards.  Does not include an option to purchase 700,000 shares of common stock with an exercise price of $2.66 per share vesting on March 13, 2019, an option to purchase 700,000 shares of common stock with an exercise price of $3.00 per share vesting on March 13, 2021, 275,000 restricted stock units vesting December 31, 2018, 2019 and 2020 in three equal annual installments and performance-based stock units with a target award of 500,000 shares of common stock, but no more than 1,000,000 shares, vesting according to specified financial performance criteria and upon confirmation by the Compensation Committee of the satisfaction of such performance criteria based upon the Company’s audited financial statements for 2017, 2018, 2019 and 2020.

(12)	Includes 11,664 shares of common stock subject to restricted stock awards.
(13)

Includes 22,223 shares of common stock subject to restricted stock awards and 13,333 shares of common stock subject to restricted stock units expected to vest as of, or within, 60 days after March 9, 2018, subject to continued service.  Does not include 26,667 shares of common stock subject to restricted stock units that will not vest as of, or within, 60 days after March 9, 2018.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (1)
Equity compensation plans approved by security holders	2,527,241	$1.57	1,581,429
Equity compensation plans not approved by security holders:	—	—	—
Total	2,527,241	$1.57	1,581,429

(1)	Represents shares available for grant in the future under our 2012 Incentive Compensation Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy on related-person transactions is included in our revised Code of Ethics and Business Conduct Policy, which has been reviewed and approved by the Board.  Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a related-person transaction for review, approval or ratification by the Audit Committee:  (i) the name of the related-person (as defined by Item 404(a) of Regulation S-K under the Securities Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the related-person’s interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the related-person’s interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.

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

On January 30, 2017, we entered into a First Amendment to the AMC Credit Agreement (or First Amendment) with certain subsidiaries of the Company in their capacity as guarantors and AMC as administrative agent and lender under the AMC Credit Agreement.

The First Amendment amended the AMC Credit Agreement by adding an incremental $8 million to the Tranche A Term Loan under the AMC Credit Agreement thereby increasing the aggregate principal amount of the Tranche A Term Loan from $5 million to $13 million. The First Amendment also (i) extended the Tranche A Term Loan Maturity Date from October 14, 2017 to June 30, 2019; (ii) amended the definition of Consolidated Fixed Charges to reflect the extended maturity date of the Tranche A Term Loan and the repayment of the Company’s subordinated debt with the proceeds; (iii) increased the maximum Senior Leverage Ratio as of December 31, 2018 from 2.75:1.00 to 3.50:1.00; and (iv) amended the definition of Consolidated Adjusted EBITDA.

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

On June 16, 2017, the Company and AMC entered into a second amendment to the credit agreement (the Second Amendment). On June 20, 2017, upon the closing pursuant to the Second Amendment, the Company added a tranche of term loan debt in the principal amount of $10 million dollars with a maturity date of June 30, 2021. Upon the closing, the Second Amendment also (i) extended the maturity date of the Tranche A Term Loan to June 30, 2020, (ii) provided that, commencing with the interest payment to be made on June 30, 2017, all interest under the credit agreement will be paid in shares of common stock valued at $3.00 per share (subject to adjustment for stock splits and similar adjustments) and (iii) increased the maximum Senior Leverage Ratio as of December 31, 2018 to 4.0:1, as of December 31, 2019 to 3.75:1, as of December 31, 2020 to 2.75:1, and as of December 31, 2021 and thereafter to 2.5:1.

In connection with the Second Amendment, on June 20, 2017, AMC exercised a portion of its Class A warrant at $3.00 per share to acquire 1,667,000 shares of common stock in exchange for the cancellation of $5,001,000 of the Tranche B Loan. Following the cancellation, the balance of the Tranche B Loan is $54,999,000.

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

As a condition to the closing of the Second Amendment, on June 20, 2017, RLJ SPAC Acquisition LLC converted 15,000 shares of the Company’s Class D-2 preferred stock, constituting its entire holdings of preferred stock, plus its accrued preferred dividends, into common stock at $3.00 per share, resulting in the issuance of 5,905,634 shares of common stock.

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

We prepaid the Subordinated Notes in full on January 31, 2017 in connection with the First Amendment to the AMC Credit Agreement.

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

The RLJ Companies, LLC

In June 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor. These purchased liabilities, which are now owed to The RLJ Companies, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets. During the year ended December 31, 2017, we made payments totaling $1.0 million to The RLJ Companies, which reduced our remaining obligation to $2.5 million.

Director Independence

Our Board reviewed the NASDAQ independence standards with regard to our directors, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and RLJE, any of its subsidiaries, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined that Ms. Manos and Messrs. Hsu, Judd, Laszlo, Royster, Sinclair and Ziegelman are “independent” as that term is used in NASDAQ Marketplace Rule 5605.  We do not know of any family relationships among or between any of our directors, executive officers, or key employees.  With regard to the independence of our directors regarding committee independence, see Directors, Executive Officers and Corporate Governance – Committees of the Board above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed for professional services provided by BDO USA, LLP related to the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$509,000	$620,000
Audit-Related Fees	—	—
Tax Fees	89,000	86,000
All Other Fees	—	—
Total Fees	$598,000	$706,000

Audit Fees.  Audit fees consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  There were no audit-related fees during the fiscal years ended December 31, 2017 and 2016.

Tax Fees.  BDO USA, LLP provided tax advice and compliance services during fiscal years ended December 31, 2017 and 2016.

All Other Fees. There were no other fees during the fiscal years ended December 31, 2017 and 2016.

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

All of the fees paid to BDO USA, LLP in fiscal 2017 and 2016 were pre-approved by the Audit Committee.  Our Audit Committee also considered whether the provision of services other than those described above under the heading of “Audit Fees” were compatible with maintaining the independence of BDO USA, LLP.

PART IV

Item 15.	Exhibits And Financial Statements

(b)	Exhibits.

3.1

Amended and Restated Articles of Incorporation of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

3.2

Form of Certificate of Amendment to Articles of Incorporation of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on June 27, 2016).

3.3	Form of Bylaws of RLJ Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

3.4	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35675) filed on September 23, 2016).

3.6

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

3.9

Certificate of Designation of Series D-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 17, 2016).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑4 (File No. 333-180714) filed on August 10, 2012).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

4.3	AMC Class A Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 17, 2016).

4.4	AMC Class B Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 17, 2016).

4.5	AMC Class C Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 17, 2016).

4.6	Exchanged 2015 Warrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A (File No. 001-35675) filed on October 19, 2016).

10.1†

RLJ Entertainment, Inc. 2012 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑8 (File No. 333-220344) filed on September 5, 2017).

10.2

Form of Indemnity Agreement, by and between RLJ Entertainment and each Indemnitee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 10, 2012).

10.3†

Employment Agreement, dated as of July 18, 2013, by and between Miguel Penella and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on November 7, 2013).

10.4

Securities Purchase Agreement, dated as of May 14, 2015, by and between RLJ Entertainment, Inc. and each purchaser identified on the signature page (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

10.5

Registration Rights Agreement, dated as of May 14, 2015, by and between RLJ Entertainment, Inc. and each purchaser identified on the signature page (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on May 15, 2015).

10.6†

Employment Agreement, dated as of May 18, 2016, by and between Nazir Rostom and RLJ Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35675) filed on August 15, 2016).

10.7

Investment Agreement, dated August 19, 2016, by and between the Company and Digital Entertainment Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.8

Voting Agreement, dated August 19, 2016, by and between the Company and Digital Entertainment Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.9

Preferred Stock and Warrant Exchange Agreement for Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.10

Preferred Stock and Warrant Exchange Agreement for Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.11

Preferred Stock and Warrant Exchange Agreement for Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.12

Preferred Stock and Warrant Exchange Agreement for Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.13

Consent Agreement for Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.14	Subordinated Note Amendment Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.15

Credit and Guaranty Agreement, dated October 14, 2016, by and among AMC, the Company, certain subsidiaries of the Company, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 17, 2016).

10.16

First Amendment to Credit and Guaranty Agreement, dated January 30, 2017, by and among AMC, the Company, certain subsidiaries of the Company, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on February 1, 2017).

10.17

Second Amendment to Credit and Guaranty Agreement, dated June 16, 2017, by and among AMC, the Company, certain subsidiaries of the Company, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-35675) filed on June 20, 2017).

10.18	Form of Executed Waiver Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.19	Form of Executed Executive Waiver Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on August 22, 2016).

10.20

Stockholders’ Agreement, dated October 14, 2016, by and among AMC, the Company, Robert L. Johnson, RLJ SPAC Acquisition LLC, Peter Edwards and Morris Goldfarb (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-35675) filed on October 17, 2016).

10.21

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

RLJ ENTERTAINMENT, INC.
A Nevada corporation

Dated: March 16, 2018	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2018	/s/ NAZIR ROSTOM
NAZIR ROSTOM
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2018	/s/ MIGUEL PENELLA
MIGUEL PENELLA
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 16, 2018	/s/ NAZIR ROSTOM
NAZIR ROSTOM
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 16, 2018	/s/ ROBERT L. JOHNSON
ROBERT L. JOHNSON
Chairman of the Board

Dated: March 16, 2018	/s/ JOHN HSU
JOHN HSU
Director

Dated: March 16, 2018	/s/ DAYTON JUDD
DAYTON JUDD
Director

Dated: March 16, 2018	/s/ ANDOR M. LASZLO
ANDOR M. LASZLO
Director

Dated: March 16, 2018	/s/ ARLENE MANOS
ARLENE MANOS
Director

Dated: March 16, 2018	/s/ SCOTT R. ROYSTER
SCOTT R. ROYSTER
Director

Dated: March 16, 2018	/s/ H. VAN SINCLAIR
H. VAN SINCLAIR
Director

Dated: March 16, 2018	/s/ JOHN ZIEGELMAN
JOHN ZIEGELMAN
Director