Form 10-Q
period 2018-03-31
RLJ ENTERTAINMENT, INC.
filed 2018-05-10
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on May 3, 2018:  15,138,250

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•	Our financial performance, including our ability to achieve improved results from operations and improved Adjusted EBITDA (as defined in this Quarterly Report);
•	Our expectation that revenues and financial performance of our digital channels will continue to grow and have a positive effect on our liquidity, cash flows and operating results;
•	The effects of limited cash liquidity on operational performance;
•	Our obligations under the credit agreement;
•	Our ability to satisfy financial ratios;
•	Our ability to generate sufficient cash flows from operating activities;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
•

Our ability to maintain relationships with customers, employees and suppliers, including our ability to enter into revised payment plans, when necessary, with our vendors that are acceptable to all parties;

•	Our ability to realize anticipated synergies and other efficiencies in connection with the AMC transaction (as defined in this Quarterly Report);
•	Delays in the release of new titles or other content;
•	The effects of disruptions in our supply chain;
•	The loss of key personnel; or
•	Our public securities’ limited liquidity and trading.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K filed on March 16, 2018. You are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 (unaudited) and December 31, 2017

	March 31,	December 31,
(In thousands, except share data)	2018	2017
ASSETS
Cash	$4,230	$6,215
Accounts receivable, net	16,243	24,926
Inventories, net	4,307	4,448
Investments in content, net	76,553	70,483
Prepaid expenses and other assets	996	1,197
Property, equipment and improvements, net	1,106	1,185
Equity investment in affiliate	22,728	21,589
Other intangible assets, net	7,486	7,752
Goodwill	14,113	13,985
Total assets	$147,762	$151,780
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$11,719	$16,707
Accrued royalties and distribution fees	48,500	47,414
Deferred revenue	3,303	2,859
Debt, net of discounts and debt issuance costs	53,702	52,639
Deferred tax liability	3,043	2,933
Stock warrant and other derivative liabilities	16,652	13,685
Total liabilities	136,919	136,237
Commitments and contingencies (see Note 14)
Shareholders' Equity
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued; 15,198 shares outstanding at March 31, 2018 and December 31, 2017; liquidation preference of $17,989 at March 31, 2018 and $17,997 at December 31, 2017	19,398	19,563
Common stock, $0.001 par value, 250,000,000 shares authorized, 14,564,678 shares issued and outstanding at March 31, 2018; and 14,071,423 shares issued and outstanding at December 31, 2017	15	14
Additional paid-in capital	134,171	132,422
Accumulated deficit	(140,786)	(133,514)
Accumulated other comprehensive loss	(1,955)	(2,942)
Total shareholders' equity	10,843	15,543
Total liabilities and shareholders' equity	$147,762	$151,780

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In thousands, except share data)	2018	2017
Revenues	$18,582	$13,887
Cost of sales
Content amortization and royalties	6,696	6,068
Manufacturing and fulfillment	3,086	3,052
Total cost of sales	9,782	9,120
Gross profit	8,800	4,767

Selling expenses	4,265	2,284
General and administrative expenses	5,311	4,523
Depreciation and amortization	885	873
Total operating expenses	10,461	7,680
LOSS FROM OPERATIONS	(1,661)	(2,913)

Equity earnings of affiliate	784	551
Interest expense, net	(2,291)	(1,886)
Change in fair value of stock warrants and other derivatives	(2,967)	(2,892)
Gain on extinguishment of debt	—	895
Other (expense) income, net	(177)	284
LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,312)	(5,961)
Provision for income taxes	(213)	(161)
NET LOSS	(6,525)	(6,122)
Accretion on preferred stock	(193)	(377)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,718)	$(6,499)
Net loss per common share attributable to common shareholders:
Basic and diluted net loss per common share attributable to common shareholders	$(0.46)	$(1.26)

Weighted average shares outstanding:
Basic and diluted	14,467	5,164

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss	$(6,525)	$(6,122)
Other comprehensive income:
Foreign currency translation gain	987	52
Total comprehensive loss	$(5,538)	$(6,070)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2018

		Common Stock		Additional		Accumulated Other
(In thousands)	Preferred Stock	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total Equity
Balance at January 1, 2018	$19,563	14,071	$14	$132,422	$(133,514)	$(2,942)	$15,543
Adjustment to adopt new revenue standard	—	—	—	—	(747)	—	(747)
Issuance of restricted common stock for services	—	75	—	—	—	—	—
Issuance of common stock to AMC for interest	—	418	1	1,253	—	—	1,254
Accretion on preferred stock	193	—	—	(193)	—	—	—
Preferred stock dividends paid	(358)	—	—	—	—	—	(358)
Stock-based compensation	—	—	—	689	—	—	689
Foreign currency translation	—	—	—	—	—	987	987
Net loss	—	—	—	—	(6,525)	—	(6,525)
Balance at March 31, 2018	$19,398	14,564	$15	$134,171	$(140,786)	$(1,955)	$10,843

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,525)	$(6,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings of affiliate	(784)	(551)
Content amortization and royalties	6,696	6,068
Depreciation and amortization	885	873
Foreign currency exchange loss (gain)	7	(283)
Fair value adjustment of stock warrant and other derivative liabilities	2,967	2,892
Non-cash interest expense	2,291	1,136
Gain on extinguishment of debt	—	(895)
Stock-based compensation expense	689	154
Dividends received from affiliate	432	—
Changes in assets and liabilities:
Accounts receivable, net	8,799	9,347
Inventories, net	194	273
Investments in content, net	(11,257)	(13,774)
Prepaid expenses and other assets	209	(316)
Accounts payable and accrued liabilities	(5,046)	(1,870)
Deferred revenue	(613)	46
Net cash used in operating activities	(1,056)	(3,022)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(539)	(287)
Net cash used in investing activities	(539)	(287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from AMC to amend debt	—	8,000
Dividend payments to preferred stockholders	(358)	—
Repayment of debt	—	(8,618)
Payment of debt modification costs	—	(22)
Net cash used in financing activities	(358)	(640)
Effect of exchange rate changes on cash	(32)	96
NET DECREASE IN CASH:	(1,985)	(3,853)
Cash at beginning of period	6,215	7,834
Cash at end of period	$4,230	$3,981

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

We are a premium digital channel company serving distinct audiences through our proprietary subscription-based video on demand (or SVOD) digital channels (or Digital Channels segment), Acorn TV and UMC or Urban Movie Channel. Acorn TV features high-quality British and International mysteries and dramas. UMC showcases superior black television programs and films including original series, drama, romance, comedy, thrillers, stage plays, documentaries and other exclusive content for African-American and urban audiences.

We also exclusively control, co-produce, and own a large library of content primarily consisting of British mysteries and dramas, independent feature films and urban content. In addition to supporting our Digital Channels segment, we monetize our library through intellectual property (or IP) rights that we own, produce, and then exploit worldwide (our IP Licensing segment) and through distribution operations across all available wholesale windows of exploitation (our Wholesale Distribution segment). Our IP Licensing segment consists of our investment in ACL and owned intellectual property that is either owned or created by us and licensed for exploitation worldwide. Our Wholesale Distribution segment consists of worldwide exploitation of exclusive content in various formats through third party media and retail outlets in the United States of America (or U.S.), Canada, U.K. and Australia. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the United States (or US GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting for the Form 10-Q and Article 10 of Regulation S‑X of the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 16, 2018 (or 2017 Form 10-K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2017 Form 10-K contains a summary of our significant accounting policies. As of March 31, 2018, we have made no material changes to our significant accounting policies disclosed in our 2017 Form 10-K, except for the adoption of the new revenue recognition standard.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. We adopted Topic 606 as of January 1, 2018 using the modified retrospective method. See Note 2, Revenues, for further details.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required by lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our financial statements and we have yet to determine the overall impact this ASU is expected to have. The likely impact will be one of presentation only on our consolidated balance sheets. Our leases currently consist of operating leases with varying expiration dates through 2022 and our future minimum lease commitments before sub-lease income total $4.3 million as of March 31, 2018.

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

Fair Value of Financial Instruments

The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments. The carrying amount of our debt under our senior credit agreement approximates its fair value as it bears interest at market rates of interest after taking into consideration its debt discount. Our recurring fair value measurements of stock warrants and other derivative liabilities and our non-recurring fair value measurements of investments in content are disclosed in Note 11, Fair Value Measurements.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period. For the periods reporting a net loss, diluted loss per share is equivalent to basic loss per share, as inclusion of common share equivalents would be anti-dilutive.

Liquidity

At March 31, 2018, our cash balance was $4.2 million. For the three months ended March 31, 2018, we recognized a net loss of $6.5 million and we used $1.1 million of cash for operating activities. At March 31, 2018, we had $53.7 million of term debt outstanding (see Note 8, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have past-due vendor payables. These past-due payables are largely a result of past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures for marketing to support subscriber growth and for the acquisition of new content that allows us to generate revenues and margins sufficient to meet our obligations.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Growth of our Digital Channels segment has the potential to improve our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 45.4% to $8.7 million during the three months ended March 31, 2018 as compared to the same period in 2017 (see Note 3, Segment Information).

We believe that our current cash at March 31, 2018, and cash generated from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditure and debt repayments (none until 2020) for at least one year from the date of issuance of these consolidated financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations, including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms. We define Adjusted EBITDA as earnings before income tax, depreciation and amortization, non-cash royalty expense, interest expense, non-cash exchange gains and losses on intercompany accounts, goodwill impairments, restructuring costs, change in fair value of stock warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate and dividends received from affiliate in excess of equity earnings of affiliate.

NOTE 2. REVENUES

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net increase to opening accumulated deficit of $0.7 million as of January 1, 2018 due to the cumulative impact to revenues and cost of sales of adopting Topic 606, with the impact primarily related to renewals for licensing agreements within our Wholesale Distribution segment. Under the new standard, renewals are a separate deliverable for which revenue should generally be deferred and recognized when the renewal period begins. Under the prior standards, renewals were generally recognized as revenue when entering into an amendment.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606, Revenue — Revenue from Contracts with Customers were as follows:

(In thousands)	Balance at		Balance at
Liabilities and Shareholders' Equity	December 31, 2017	Adjustment Due toTopic 606	January 1, 2018
Accrued royalties and distribution fees	$47,414	$(310)	$47,104
Deferred revenue	2,859	1,057	3,916
Accumulated deficit	(133,514)	(747)	(134,261)

The impact of adoption on our current period statement of operations was as follows:

(In thousands)	Three Months Ended March 31, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Revenues	$18,582	$17,911	$671
Content amortization and royalties	6,696	6,358	338

Within our Wholesale Distribution segment, we estimate certain non-physical revenues each reporting period and we adjust our estimate when additional information becomes available, which includes the receipt of actual statements from our wholesalers. For the three months ended March 31, 2018 and 2017, we recognized an increase in revenues of $0.2 million and $0.1 million, respectively, as actual information received exceeded our prior period estimates.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Digital Channels segment revenues are recognized over time as subscription services are delivered. Wholesale Distribution segment revenues are generally recognized at a point in time when a sales transaction is completed. As of March 31, 2018, our deferred revenue of $3.3 million comprised of prepaid subscriptions within our Digital Channels segment of $2.8 million, payments received within our Wholesale Distribution segment of $0.1 million for content not yet delivered or available due to certain restrictions, and $0.4 million for the license of our tradenames. Deferred revenue will be recognized over time as revenue upon delivery of subscription services or content, or upon the removal of restrictions whereby the wholesaler will be free to exploit the delivered content. Deferred revenue associated with the tradename license will be recognized in equal monthly amounts over the license term beginning in April 2018 through March 2020. We estimate that all deferred revenue amounts that are not associated with the tradename license will be recognized as revenue within the next 12 months.

Upon adoption of the new revenue standards, we also made certain other reclassifications within our consolidated balance sheet, which pertained to sales of DVD and Blu-rays that are within our Wholesale Distribution segment, as follows:

•

We estimate a certain amount of inventory that will be received when processing sales returns. This amount of inventory to be received had been included within our inventory balance. This amount is now included within prepaid expenses and other assets. As of December 31, 2017, the inventory balance reclassified was $0.5 million.

•	We have reclassified our sales return reserve from accounts receivable to accounts payable and accrued liabilities. Our sales return reserve as of December 31, 2017 was $4.2 million.

Included in our accounts payable and other accrued liabilities are accruals for both sales returns and market development funds that total $3.8 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively. These accruals require the exercise of judgement and affect the reported revenues and net earnings. In determining these accruals, we analyze historical returns, pricing and other credit data; current economic trends; and changes in customer demand and acceptance of our products, including reorder activity. Based on this information, we determine our best estimates, which we believe is fair value, and accrue a percentage of each dollar of product sales where the customer has the right to either return the product and receive a credit or reduce their purchase price. Actual returns and reductions could differ from our estimates.

NOTE 3. SEGMENT INFORMATION

In accordance with the requirements of ASC 280 “Segment Reporting,” selected financial information regarding our reportable business segments, Digital Channels, IP Licensing and Wholesale Distribution, is presented below. Our reportable segments are determined based on the distinct nature of their operations. Each segment is a strategic business unit that is managed separately and either exploits our content over a different business model (subscription based vs. transactional) or acquires content differently. Our Digital Channels segment includes the subscription-based sale of film and television content directly and through third-party distribution to consumers through our digital channels, Acorn TV and UMC. Our IP Licensing segment includes intellectual property (or content) that we own, produce and then license for exploitation worldwide. The IP Licensing segment also includes our investment in ACL. Our Wholesale Distribution segment consists of the acquisition and worldwide exploitation of exclusive content in various formats, including digital (download-to-rent and electronic sell-through, or EST), television video on demand (VOD) through cable and satellite, broadcast, streaming, and DVD and Blu-ray through third party media and retail outlets. Our Wholesale Distribution segment also includes our U.K. mail-order catalog and ecommerce businesses.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Operating costs and expenses exclude costs related to depreciation and amortization which are separately presented in the tables below.

The tables below summarize the segment contribution for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$8,673	$19	$9,890	$—	$18,582
Operating costs and expenses	(5,915)	(118)	(9,683)	(3,642)	(19,358)
Depreciation and amortization	(363)	(33)	(392)	(97)	(885)
Share in ACL earnings	—	784	—	—	784
Segment contribution income (loss)	$2,395	$652	$(185)	$(3,739)	$(877)

	Three Months Ended March 31, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$5,965	$2	$7,920	$—	$13,887
Operating costs and expenses	(3,114)	(93)	(9,556)	(3,164)	(15,927)
Depreciation and amortization	(203)	(32)	(493)	(145)	(873)
Share in ACL earnings	—	551	—	—	551
Segment contribution income (loss)	$2,648	$428	$(2,129)	$(3,309)	$(2,362)

A reconciliation of total segment contribution income (loss) to loss from operations before provision for income taxes is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Total segment contribution loss	$(877)	$(2,362)
Interest expense, net	(2,291)	(1,886)
Change in fair value of stock warrants and other derivatives	(2,967)	(2,892)
Gain on extinguishment of debt	—	895
Other (expense) income	(177)	284
Loss from operations before provision for income taxes	$(6,312)	$(5,961)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Digital Channels	$15,339	$11,148
IP Licensing	27,528	23,981
Wholesale Distribution	99,648	109,178
Corporate	5,247	7,473
Total Assets	$147,762	$151,780

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues	$3,140	$3,860
Film cost amortization	—	(1,732)
General, administrative and other expenses	(1,358)	(841)
Income from operations	$1,782	$1,287
Net income	$1,420	$1,026

ACL's functional currency is the British Pound Sterling (the Pound). Amounts have been translated from the Pound to U.S. dollar using the average exchange rate for the periods presented.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable for our Digital Channels segment are primarily derived from subscription revenues, which are processed by merchant banks or our channel partners such as Amazon that have not cleared our bank as of period end. Accounts receivable for our Wholesale Distribution segment are primarily derived from (1) video content we license to broadcast, cable/satellite providers and digital subscription platforms like Netflix, and (2) the sale of physical content to retailers and wholesale distributors and U.K. ecommerce and catalog sales. Our accounts receivable typically trends with retail seasonality.

	March 31,	December 31,
(In thousands)	2018	2017
Digital Channels	$3,165	$2,864
Wholesale Distribution	13,149	22,133
Accounts receivable before allowances and reserves	16,314	24,997
Less: allowance for doubtful accounts	(71)	(71)
Accounts receivable, net	$16,243	$24,926

Wholesale Distribution receivables are partially billed and collected by our U.S. distribution facilitation partner, SPHE. Each quarter, SPHE preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously assumed, adjustments are made that give rise to payables and receivables between us and SPHE. Amounts vary and tend to be seasonal following our sales activity. As of March 31, 2018, SPHE owed us $0.8 million for receivables settled at quarter end. As of December 31, 2017, we owed SPHE $4.1 million for receivables settled as of year‑end. The Wholesale Distribution receivables are reported net of amounts owed to SPHE as these amounts are offset against each other when settling.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

As of March 31, 2018, the net Wholesale Distribution payables with SPHE were $0.5 million, which is included in accounts payable and accrued liabilities. As of December 31, 2017, the net Wholesale Distribution receivables with SPHE were $4.3 million, which is included in accounts receivable.

NOTE 6. INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Packaged discs	$3,534	$3,652
Packaging materials	582	611
Other merchandise	191	185
Inventories, net	$4,307	$4,448

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $9.5 million as of March 31, 2018 and $10.2 million as of December 31, 2017. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the three months ended March 31, 2018, we recorded no impairment charges. During the three months ended March 31, 2017, we recorded impairment charges of $0.4 million. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 7. INVESTMENTS IN CONTENT

	March 31,	December 31,
(In thousands)	2018	2017
Released	$63,337	$60,660
Completed, not released	8,246	3,773
In-production	4,970	6,050
Investments in content, net	$76,553	$70,483

Investments in content are stated at the lower of unamortized cost or estimated fair value. The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. Impairment charges for the three months ended March 31, 2018 and 2017, were $0.3 million in each period. Impairment charges are included in cost of sales as part of content amortization and royalties.

In determining the fair value of content for impairments (Note 11, Fair Value Measurements), we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular type of content.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 8. DEBT

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
(In thousands)	Date	Rate	2018	2017
Senior secured term notes with AMC:
Tranche A Loan	Beginning June 30, 2020	7.0%	$23,000	$23,000
Tranche B Loan	Beginning October 14, 2021	6.0%	54,999	54,999
Less: debt discount			(24,297)	(25,360)
Debt, net of discount			$53,702	$52,639

Future minimum principal payments, exclusive of debt discount, as of March 31, 2018 are as follows:

(In thousands)	Senior Notes
Remainder of 2018	$—
2019	—
2020	13,000
2021	25,000
2022	30,000
2023	9,999
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

On January 2, 2018, we issued AMC 418,255 shares of common stock in payment of $1.3 million of interest on the principal outstanding under the AMC Credit Agreement.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Concurrent with the June 2017 amendment, RLJ SPAC Acquisition, LLC (a related party) converted all of its preferred stock holdings into shares of common stock (see Note 9, Redeemable Convertible Preferred Stock and Equity) and AMC exercised a portion of their warrants (see Note 10, Stock Warrants) that resulted in the Tranche B Loan principal reduction of $5.0 million.

Subject to certain customary exceptions, the AMC Credit Agreement requires mandatory prepayments if we were to receive proceeds from asset sales, insurance, debt issuance or the exercise of warrants (see Note 10, Stock Warrants). We may also make voluntary prepayments. Prepayments of the Tranche B Loan (either voluntary or mandatory) are subject to a prepayment premium of 3.0% if principal is repaid on or before October 14, 2018, and 1.5% if principal is repaid after October 14, 2018 but on or before October 14, 2019. No prepayment premium is due for amounts prepaid after October 14, 2019, and for mandatory prepayments made from proceeds received from the exercise of warrants. The Tranche A Loan is not subject to prepayment penalties.

The AMC Credit Agreement contains certain financial and non-financial covenants. Financial covenants are assessed annually and are based on Consolidated Adjusted EBITDA, as defined in the AMC Credit Agreement. Financial covenants vary by fiscal year and generally become more restrictive over time.

Financial covenants include the following:

	December 31, 2017	December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	5.75 : 1.00	4.00 : 1.00	Ranges from 3.75 : 1.00 to 2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $3.5 million for all years beginning after 2017. As of March 31, 2018, we were in compliance with all covenants as set forth in the amended AMC Credit Agreement.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

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
•

Dividends – the preferred stockholders are entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment was made on July 1, 2017 and payments have been made quarterly thereafter. At our discretion, dividend payments are payable in either cash, or if we satisfy certain equity issuance conditions, in shares of common stock. Pursuant to the October 14, 2016 amended terms, if we don’t satisfy equity issuance conditions, then we may elect to accrue the value of the dividend and add it to the preferred share’s stated value.

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

We are adjusting the carrying balance of our preferred stock to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the three months ended March 31, 2018 and 2017, we recognized accretion of $0.2 million and $0.4 million, respectively. Accretion includes cumulative preferred dividends. As of March 31, 2018, the accumulated unpaid dividends on preferred stock were $2.8 million. During the three months ended March 31, 2018 there was no change in accumulated dividends. During the three months ended March 31, 2017 accumulated dividends increased by $0.7 million (or $22.60 per share of preferred stock). During the three months ended March 31, 2018, we made cash dividend payments of $0.4 million.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

During June 2017, the largest preferred shareholder (RLJ SPAC Acquisition, LLC) converted a total of 15,000 shares of preferred stock and $2.7 million of accumulated dividends into 5.9 million shares of common stock.

In 2015, we filed a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the preferred stock and exercise of the 2015 Warrants (see Note 10, Stock Warrants). The registration statement was declared effective in July 2015 and amended in 2016. If we are in default of the registration rights agreement, and as long as the event of default is not cured, then we are required to pay, in cash, partial liquidation damages, which in total are not to exceed 6% of the aggregated subscription amount of $31.0 million. We will use our best efforts to keep the registration statement effective.

Share-Based Compensation

Our share-based compensation consists of awards of restricted stock, restricted stock units, performance stock units and stock options. The restricted stock-based awards are fair valued using the closing price of the common stock on the grant date. The restricted stock-based awards generally vest over a three to four-year period for executive officers and a one-year period for directors. The restricted stock units generally vest over a three-year period for employees. The vesting of restricted stock awards and restricted stock units is subject to certain service criteria. The awards may be subject to further forfeitures if the employee or director terminates his or her service during the vesting period. All shares of restricted stock participate in dividends, if declared prior to their vesting date.

The option grants in 2017 include an option to purchase 0.7 million shares of common stock with an exercise price of $2.66 per share cliff vesting in two years and an option to purchase 0.7 million shares of common stock with an exercise price of $3.00 per share cliff vesting in four years.

Total share-based compensation expense for the three months ended March 31, 2018 and 2017 is detailed below.

	Three Months Ended March 31,
(In thousands)	2018	2017
Cost of Sales — Manufacturing and fulfillment	$5	$2
Selling expenses	45	7
General and administrative expenses	639	145
Total share-based compensation	$689	$154

As of March 31, 2018, unrecognized share-based compensation expense relating to restricted stock-based service awards of $1.5 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.4 years. Unrecognized compensation expense relating to restricted stock-based performance awards of $1.1 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.8 years. Unrecognized compensation expense relating to unvested stock options of $1.7 million is expected to be expensed ratably over the remaining weighted-average vesting period of 2.0 years. Expense associated with our performance award is contingent upon achieving specified financial criteria and upon certification by the Compensation Committee of the satisfaction of the performance criteria based upon our audited financial statements for 2017, 2018, 2019 and 2020. The above unrecognized stock-based compensation expense assumes that the performance awards will vest at 130% (or 0.7 million shares). However, the possible range of vesting is between zero and 1.0 million shares.

Assuming 100% vesting for all service awards and 130% vesting of all performance awards, we expect to recognize $2.2 million of compensation expense over the next 12 months.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

A summary of our restricted stock unit activity during the three months ended March 31, 2018 is presented below:

	Service Shares		Performance Shares
(In thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding at January 1, 2018	627	$3.02	500	$2.40
Granted	—	$—	—	$—
Vested	(158)	$3.18	—	$—
Forfeited	(1)	$4.00	—	$—
Unvested restricted stock units outstanding at March 31, 2018	468	$2.96	500	$2.40

During the three months ended March 31, 2018, we issued 75,000 shares of common stock for restricted stock units that vested on December 31, 2017. On April 2, 2018, we issued 158,000 shares of common stock for restricted units that vested on March 31, 2018.

A summary of our restricted stock award activity during three months ended March 31, 2018 is presented below.

(In thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards outstanding at January 1, 2018	130	$2.66
Granted	—	$—
Vested	(42)	$1.92
Forfeited	—	$—
Unvested restricted stock awards outstanding at March 31, 2018	88	$3.02

A summary of our stock option activity during three months ended March 31, 2018 is presented below.

(In thousands, except per share data)	Options	Weighted- Average Exercise Price
Stock options outstanding at January 1, 2018	1,400	$2.83
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Stock options outstanding at March 31, 2018	1,400	$2.83

NOTE 10. STOCK WARRANTS

We have the following unregistered warrants outstanding:

	March 31, 2018
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
AMC Warrants	18,333	$3.00	4.6 years
2015 Warrants	2,999	$2.29	2.1 years
	21,332

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Concurrent with entering into the AMC Credit Agreement, we issued the AMC Warrants to acquire shares of our common stock at $3.00 per share. The first warrant is for 5.0 million shares of common stock, of which 1.7 million shares were exercised in June 2017, and expires on October 14, 2021. The second warrant is for 10.0 million shares of common stock and expires on October 14, 2022. The third warrant is for 5.0 million shares of common stock, subject to adjustment, and expires on October 14, 2023. The AMC Warrants are subject to certain standard anti-dilution provisions and may be exercised on a non-cash basis at AMC’s discretion.

The AMC Tranche C Warrant contains a provision that may increase the number of shares acquirable upon exercising, for no additional consideration payable by AMC, such that the number of shares acquirable upon exercise is equal to the sum of (i) at least 50.1% of our then outstanding shares of common stock, determined on a fully diluted basis, less (ii) the sum of 15.0 million shares and the equity interest shares issued in connection with the AMC Credit Agreement. This provision provides AMC the ability to acquire at least 50.1% of our common stock for $60.0 million, provided that all warrants are exercised and AMC elects not to exercise on a non-cash basis. The third warrant with this guarantee provision is being accounted for as a derivative liability.

On May 20, 2015 and concurrent with our preferred stock placement, we issued the 2015 Warrants to our preferred stock holders to acquire 3.1 million shares of our common stock. The 2015 Warrants have a term of five years. On October 14, 2016 and in connection with the AMC Credit Agreement, we amended the anti-dilution and redemption provisions of the 2015 Warrants to conform to the terms of the amended preferred stock. Because of the AMC transaction and the then-existing terms of the 2015 Warrants, the warrant exercise price was reduced from $4.50 to $3.00; however, the exercise price was further reduced down to $1.50 for warrants to acquire 1.5 million shares of common stock, and down to $2.37 for warrants to acquire 150,000 shares of common stock. Because of the October 14, 2016 amendment, we began accounting for the 2015 Warrants as equity awards and reclassified the carrying balance of the 2015 Warrants to shareholders’ equity.

NOTE 11. FAIR VALUE MEASUREMENTS

Warrant Liability

Stock Warrant and Other Derivative Liabilities

We account for our AMC Tranche C Warrant to acquire 5.0 million shares of common stock as a derivative liability, which requires us to carry it on our consolidated balance sheet at its fair value.

We determined the fair value of the AMC Tranche C warrant using a lattice model, which is classified as Level 3 within the fair-value hierarchy. Inputs to the model include our publicly-traded stock price, our stock volatility, the risk-free interest rate and contractual terms of the warrant (which are remaining life of the warrant, exercise price and assumptions pertaining to increasing the number of acquirable shares of common stock to achieve 50.1% ownership). We use the closing stock price of our common stock to compute stock volatility. To quantify and value the possibility of increasing the number of acquirable shares, management took into consideration its current capital structure, the impact of the 20% penalty if we were to fail to meet certain equity issuance conditions, and management’s best estimates of the likelihood of being subject to the 20% penalty. The AMC Tranche C warrant was valued at $16.7 million as of March 31, 2018 and $13.7 million as of December 31, 2017. During the current year, the AMC Tranche C warrant increased in value as a result of an increase in our common stock price.

The following table represents the carrying amount, valuation and a roll-forward of activity for our warrant classified within Level 3 of the fair-value hierarchy:

	Estimated Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended March 31,
(In thousands)	2018	2017
Carrying amount of stock warrants, beginning of period	$13,685	$9,763
Change in fair value	2,967	2,892
Carrying amount of stock warrants, end of period	$16,652	$12,655

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. The following fair value hierarchy tables present information about our assets and liabilities measured at fair value on a non-recurring basis:

	Estimated Fair Value Measurement Using Unobservable Inputs (Level 3)		Loss
	As of March 31,		Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Investments in content	$579	$489	$259	$303

During the three months ended March 31, 2018 and 2017, the investments in content were impaired by $0.3 million in each period. In determining the fair value of our investments in content, we employ a DCF methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 12. NET LOSS PER COMMON SHARE

We had outstanding warrants to acquire 21.3 million and 30.1 million shares of common stock as of March 31, 2018 and 2017, respectively, which are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

During periods of reported net losses from operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the computation of our net loss per common share. For the three months ended March 31, 2018 and 2017, we have weighted average unvested shares of 2.7 million and 0.6 million, respectively, of compensatory stock options and restricted share-based awards, that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

When dilutive, we include in our computation of diluted loss per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the three months ended March 31, 2018 and 2017, we excluded 5.9 million and 11.7 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive.

NOTE 13. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash paid during the period for:
Interest	$—	$1,497
Income taxes	$3	$11
Non-cash investing and financing activities:
Accretion on preferred stock	$193	$377
Common stock issued to AMC as payment for prior year interest expense	$—	$158
Capital expenditures accrued for in accounts payable and accrued liabilities	$303	$337

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

NOTE 15. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

During the three months ended March 31, 2017, we paid ACL $0.1 million, for distribution rights for three titles, two of which were released as of December 31, 2016 and one which was released in 2017. As we recognize revenues from these titles, and all other titles, we amortize our content advances resulting in the recognition of content amortization and royalty expense. For three months ended March 31, 2018 and 2017, we recognized content amortization and royalty expense of $44,000 and $0.1 million, respectively. This amortization is included in our cost of sales as content amortization and royalties. As of March 31, 2018, our remaining unamortized content advance is $1.5 million.

ACL paid dividends to RLJE Ltd. of $0.4 million during the three months ended March 31, 2018. No dividends were received during the three months ended March 31, 2017. Dividends received were recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to AME and RLJE Australia. As of March 31, 2018, Acorn Media had lent its U.K. subsidiaries approximately $5.1 million and its Australian subsidiary approximately $3.4 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three months ended March 31, 2018, we recognized foreign currency losses of $7,000. During the three months ended March 31, 2017, we recognized foreign currency gains of $0.3 million.

The RLJ Companies, LLC

In June 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor. These purchased liabilities, which are now owed to The RLJ Companies, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets. During the three months ended March 31, 2018, we made payments totaling $0.5 million to The RLJ Companies, which reduced our remaining obligation to $2.0 million.

Debt, Preferred Stock and Warrants

On January 2, 2018, we made a dividend payment of $0.4 million to our preferred shareholders, which includes AMC. Since AMC holds more than 10% of the outstanding shares of our common stock, they are considered a related party.

On January 2, 2018, we issued AMC 418,255 shares of common stock in payment of $1.3 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement.

NOTE 16. SUBSEQUENT EVENTS

On April 2, 2018, we made a dividend payment of $0.4 million to our preferred shareholders.

On April 2, 2018, we issued AMC 409,162 shares of common stock in payment of $1.2 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K filed on March 16, 2018.

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

We are a premium digital channel company serving distinct audiences through our proprietary subscription-based video on demand (or SVOD) digital channels (or Digital Channels segment), Acorn TV and UMC or Urban Movie Channel. Acorn TV features high-quality British and International mysteries and dramas. UMC showcases superior black television programs and films including original series, drama, romance, comedy, thrillers, stage plays, documentaries and other exclusive content for African-American and urban audiences.

We also exclusively control, co-produce, and own a large library of content primarily consisting of British mysteries and dramas, independent feature films and urban content. In addition to supporting our Digital Channels segment, we monetize our library through intellectual property (or IP) rights that we own, produce, and then exploit worldwide (our IP Licensing segment) and through distribution operations across all available wholesale windows of exploitation (our Wholesale Distribution segment). Our IP Licensing segment consists of our investment in ACL and owned intellectual property that is either owned or created by us and licensed for exploitation worldwide. Our Wholesale Distribution segment consists of worldwide exploitation of exclusive content in various formats through third party media and retail outlets in the United States of America (or U.S.), Canada, U.K. and Australia. We work closely with our wholesale partners to outline and implement release and promotional campaigns customized to the different audiences we serve and the program genres we exploit.

HIGHLIGHTS

Highlights and significant events for the three months ended March 31, 2018 and 2017 are as follows:

•

Digital Channels paying subscribers increased 44.2% from the first quarter of 2017 to over 750,000. Digital Channels segment revenues increased 45.4% to $8.7 million from $6.0 million in first quarter 2017.

•

Total revenues increased 33.8% to $18.6 million, primarily driven by a $2.7 million increase in Digital Channels segment revenues and a $2.0 million increase in Wholesale Distribution segment revenues.

•

Gross profit increased 84.6% to $8.8 million and gross margin increased 13 percentage points to 47.4% in the first quarter 2018 from last year primarily attributable to lower costs in our Wholesale Distribution segment These profit improvements were driven by growth in Digital Channels revenue as well as revenue growth and gross margin expansion in Wholesale Distribution.

•	Equity earnings from Agatha Christie Limited (ACL) increased 42.3% year-over-year to $0.8 million driven by ACL’s film and publishing business segments.
•	Net loss was $6.5 million compared to $6.1 million in first quarter 2017 as a result of our higher investment in content and marketing expenses.
•

Adjusted EBITDA increased to $1.5 million from $0.1 million in the first quarter of 2017 primarily due to growth of higher-margin Digital Channels revenue and Wholesale Distribution segment revenue and gross margin.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three months ended March 31, 2018 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report. Adjusted EBITDA is defined and reconciled to net loss below in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Adjusted EBITDA.

RESULTS OF OPERATIONS

A summary of our results of operations for the three months ended March 31, 2018 and 2017, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues	$18,582	$13,887
Costs of sales	9,782	9,120
Gross profit	8,800	4,767
Operating expenses	10,461	7,680
Loss from operations	(1,661)	(2,913)
Equity in earnings of affiliate	784	551
Interest expense, net	(2,291)	(1,886)
Change in fair value of stock warrants and other derivatives	(2,967)	(2,892)
Gain on extinguishment of debt	—	895
Other (expense) income, net	(177)	284
Provision for income taxes	(213)	(161)
Net loss	$(6,525)	$(6,122)

Revenues

A summary of revenues by segment for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Digital Channels	$8,673	$5,965
IP Licensing	19	2
Wholesale Distribution:
U.S.	7,071	5,410
International	2,819	2,510
Total Wholesale Distribution	9,890	7,920
Total Revenues	$18,582	$13,887

Revenues increased $4.7 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in revenues is primarily driven by our Digital Channels segment, which increased by $2.7 million, and our Wholesale Distribution segment, which increased by $2.0 million. The increase in revenues from our Digital Channels segment was driven by a 44.2% growth in paying subscribers. We increased our marketing efforts beginning in the third quarter of 2017 to support subscriber growth. In addition, we are continually featuring new content on our digital channels, which we believe is a key factor in attracting new subscribers for all of our channels. Revenues from our Digital Channels segment continues to represent a growing and more meaningful portion of our consolidated revenues. Revenues from these channels for the three months ended March 31, 2018 account for 46.7% of our total revenues as compared to 43.0% for the three months ended March 31, 2017.

Our Wholesale Distribution segment’s revenue increase is primarily attributable to increases in U.S. revenues of $1.7 million. The Wholesale Distribution segment’s U.S. revenue increase is primarily attributable to increased digital sales and demand for content being released during the current period.

Cost of Sales (“COS”) and Gross Margins

A summary of COS by segment and overall gross margins for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Digital Channels	$2,255	$1,507
Wholesale Distribution	7,527	7,613
Total COS	$9,782	$9,120
Gross Margin	$8,800	$4,767
Gross Margin %	47.4%	34.3%

COS increased by $0.7 million to $9.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in COS is primarily attributable to an increase in royalty expenses within our Digital Channels segment. This increase is due to the release of new content on the channels. Impairment charges recorded for content investments and inventories total $0.3 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. Impairment charges decreased due to improved performance of our released content relative to our estimation of future revenues. Our step-up amortization was $0.5 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in step-up amortization is attributable to lower revenues from titles that were acquired prior to our Business Combination. As time passes, we expect that step-up amortization will continue to decrease.

As a percentage of revenues, our gross margin improved to 47.4% for the three months ended March 31, 2018 as compared to 34.3% for the same period last year. The improvement is primarily attributable to lower impairments and step-up amortization within our Wholesale Distribution segment, as well as, revenue growth of our proprietary digital channels, which generates a higher gross margin than our other business segments.

Operating Expenses (“SG&A”)

A summary of the components of SG&A for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Selling expenses	$4,265	$2,284
General and administrative expenses	5,311	4,523
Depreciation and amortization	885	873
Total operating expenses	$10,461	$7,680

For the three months ended March 31, 2018, SG&A increased by $2.8 million compared to the same period last year. The increase is attributable to targeted marketing expenses that increased $2.0 million during the quarter, primarily due to increased marketing related to our Digital Channels segment. General and administrative expenses increased $0.8 million primarily due to increased incentive compensation costs including increased expenses associated with share-based compensation for executives and employees.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) increased $0.2 million for the three months ended March 31, 2018 when compared to the same periods in 2017. For the first quarter of 2018, ACL’s gross profit and its income from operations are higher when compared to the same period in 2017 due to higher publishing revenues, as a percent of its total revenues, which generate higher margins when compared to its other operations.

Interest Expense, Net

Interest expense increased $0.4 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase is primarily a result of higher average outstanding debt balances during the three months ended March 31, 2018 as compared to the same period in 2017.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. For the three months ended March 31, 2018 and 2017, we recognized expense of $3.0 million and $2.9 million, respectively, due to changes in the fair value of our stock warrants and other derivative liabilities.

Other (Expense) Income

Other (expense) income mostly consists of foreign currency gains and losses resulting from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar. As the Pound strengthens relative to the U.S. dollar, we recognize other income; and as the Pound weakens relative to the Dollar, we recognize other expense. During the three months ended March 31, 2018, we recognized a foreign currency loss of $7,000 on intercompany loans with our foreign subsidiaries. During the three months ended March 31, 2017, we recognized foreign currency gains of $0.3 million.

During the three months ended March 31, 2018, other expenses also included foreign currency transaction costs of $0.1 million related to transactions in Canadian dollars and $0.1 million of transaction costs incurred to respond to AMC’s offer to purchase RLJE’s common stock.

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

We recorded income tax expense of $0.2 million for each of the periods ending March 31, 2018 and 2017. Our tax provision consists primarily of a deferred tax provision for certain deferred tax liabilities and a current tax provision for our U.K. operations. We are recording a deferred tax provision and liability for our equity earnings of affiliate (ACL). These earnings will be taxable in the U.K., when and if we dispose of our investment. We are providing current income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 19%. We are not providing a current tax provision (benefit) on our U.S. operations, other than for certain state minimum taxes, which are not material.

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss	$(6,525)	$(6,122)
Interest expense	2,291	1,886
Provision for income tax	213	161
Depreciation and amortization	885	873
Basis-difference amortization in equity earnings of affiliate	125	111
Change in fair value of stock warrants and other derivatives	2,967	2,892
Stock-based compensation	689	154
Restructuring	224	(615)
Foreign currency exchange gain on intercompany accounts	7	(283)
Non-cash royalty expense	596	1,040
Adjusted EBITDA	$1,472	$97

For the three months ended March 31, 2018, our Adjusted EBITDA improved by $1.4 million compared to the same period last year. The increase reflects our improved operating results from continuing operations after adjusting for the above non-cash expenses. The improved performance primarily results from the growth of our Digital Channels segment, which is becoming a larger portion of our business and is contributing a higher profit margin. Adjusted EBITDA also improved due to the improved performance of our Wholesale Distribution segment during the three months ended March 31, 2018 as compared to the same period in 2017. The 2018 restructuring adjustment primarily consists of certain non-recurring transaction costs totaling $0.2 million. The 2017 restructuring adjustment primarily includes our net gain on extinguishment of debt and certain non-recurring transaction costs totaling $0.3 million.

BALANCE SHEET ANALYSIS

Assets

Total assets at March 31, 2018 and December 31, 2017, were $147.8 million and $151.8 million, respectively. The decrease of $4.0 million in assets is primarily attributed to decreases in cash of $2.0 million, accounts receivable of $8.7 million, and other intangible assets of $0.3 million; offset by increases in investments in content of $6.1 million and equity investment in ACL of $1.1 million. The decrease in cash is primarily due to increased investments in content, the use of cash for incentive compensation payments and to reduce vendor payables, offset by net cash received from the collection of accounts receivable and cash dividends received from ACL of $0.4 million. Our equity investment in ACL primarily increased due to improved operating performance at ACL. Our accounts receivable decreased due to the seasonal nature of our Wholesale Distribution business and follows the decline in our Wholesale Distribution segment revenues.

A summary of assets by segment is as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Digital Channels	$15,339	$11,148
IP Licensing	27,528	23,981
Wholesale Distribution	99,648	109,178
Corporate	5,247	7,473
Total Assets	$147,762	$151,780

Liabilities and Equity

The decrease of liabilities and equity of $4.0 million to $147.8 million is primarily due to a decrease in our account payable and accrued liabilities of $5.0 million, primarily resulting from payments to vendors and incentive compensation payments; and a decrease in retained earnings of $7.3 million primarily attributable to our net loss during the quarter. These decreases were offset by increases in the fair value of our stock warrants of $3.0 million, accrued royalties of $1.1 million, the accretion of debt discount of $1.1 million, additional paid-in capital of $1.7 million, primarily from the issuance of common stock for interest, and the reduction of accumulated other comprehensive loss of $1.0 million from foreign currency gains.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activities is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash used in operating activities	$(1,056)	$(3,022)
Net cash used in investing activities	(539)	(287)
Net cash used in financing activities	(358)	(640)
Effect of exchange rate changes on cash	(32)	96
Net decrease in cash	(1,985)	(3,853)
Cash at beginning of period	6,215	7,834
Cash at end of period	$4,230	$3,981

During the three months ended March 31, 2018, our cash position was impacted by the following:

•

We used cash for operating activities of $1.1 million compared to $3.0 million for the same period last year. We used more cash for operating activities in 2017 due to increasing our investments in content to expand our program library and to reducing our royalty liabilities. We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have short-term vendor debts, that are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

•

Our quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale Distribution business which is 32% to 35% weighted to the fourth quarter and (c) the increased investment in content during the first half of the year, yet investments at times may be impacted by liquidity constraints.

Growth of our Digital Channels segment has the potential to improve our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 45.4% to $8.7 million during the three months ended March 31, 2018 as compared to the same period in 2017. After cost of sales and operating expenses, our Digital Channels segment contributed $2.4 million of income from operations during the three months ended March 31, 2018 compared to $2.6 million last year. Our expectation is that our Digital Channels segment will continue to grow, however there is no assurance that this will occur.

We believe that our current cash at March 31, 2018, and cash to be generated from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt repayments (none due until 2020) for at least one year from the date of issuance of this Quarterly Report. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of March 31, 2018 we had cash of $4.2 million, as compared to $6.2 million as of December 31, 2017.

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

Concurrent with the June 2017 amendment, RLJ SPAC Acquisition, LLC (a related party) converted all of its preferred stock holdings into shares of common stock and AMC exercised a portion of their warrants that resulted in the Tranche B Loan principal reduction of $5.0 million.

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

Financial covenants include the following:

	December 31, 2017	December 31, 2018	Thereafter
Leverage Ratios:
Senior debt-to-Adjusted EBITDA	5.75 : 1.00	4.00 : 1.00	Ranges from 3.75 : 1.00 to 2.50 : 1.00
Total debt-to-Adjusted EBITDA	6.00 : 1.00	5.00 : 1.00	4.00 : 1.00
Fixed charge coverage ratio	1.00 : 1.00	2.00 : 1.00	2.00 : 1.00

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $3.5 million for all years beginning after 2017. As of March 31, 2018, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

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
•

Dividends – the preferred stockholders are entitled to cumulative dividends at a rate of 8% per annum of a preferred share’s stated value ($1,000 per share plus any unpaid dividends). The first dividend payment was made on July 1, 2017 and payments have been made quarterly thereafter. At our discretion, dividend payments are payable in either cash, or if we satisfy certain equity issuance conditions, in shares of common stock. Pursuant to the October 14, 2016 amended terms, if we don’t satisfy equity issuance conditions, then we may elect to accrue the value of the dividend and add it to the preferred share’s stated value.

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

We are adjusting the carrying balance of our preferred stock to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the three months ended March 31, 2018 and 2017, we recognized accretion of $0.2 million and $0.4 million, respectively. Accretion includes cumulative preferred dividends. As of March 31, 2018, the accumulated unpaid dividends on preferred stock were $2.8 million. During the three months ended March 31, 2018 there was no change in accumulated dividends. During the three months ended March 31, 2017 accumulated dividends increased by $0.7 million (or $22.60 per share of preferred stock). During the three months ended March 31, 2018, we made cash dividend payments of $0.4 million.

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

RELATED PARTY TRANSACTIONS

In the ordinary course of business, we enter into transactions with related parties, primarily our equity method investee and entities owned and controlled by the Chairman of our Board of Directors. Information regarding transactions and amounts with related parties is discussed in Note 15, Related Party Transactions of our consolidated financial statements in Item 1, Financial Statements.

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of March 31, 2018, we had entered into licensing and distribution agreements for which we are obligated to pay $6.0 million once the related content has been delivered.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed on March 16, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 16, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2018, there have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the AMC Credit Agreement requires us to settle all interest payments with shares of common stock. The shares are issuable at $3.00 per share. During the quarter ended March 31, 2018, we issued AMC 418,255 shares of common stock in payment of $1.3 million of interest on the outstanding principal of $78.0 million. The issuance of the shares was exempt from registration pursuant to Securities Act Section 4(a)(2) as a transaction not involving a public offering.

ITEM 5.OTHER INFORMATION

On February 26, 2018, we received a letter from AMC (the Proposal Letter) pursuant to which AMC proposed to acquire the outstanding shares of our common stock not currently owned by AMC and its affiliates or Mr. Robert L. Johnson, The RLJ Companies, LLC and RLJ SPAC Acquisition, LLC for a cash purchase price of $4.25 per share. Through this offer AMC intends that the Company would become a privately-owned subsidiary of AMC, with a minority stake held by Mr. Johnson or his affiliates. AMC stated in the Proposal Letter that it is only interested in acquiring the shares of the Company (and outstanding rights to acquire shares of the Company) not owned by AMC or Mr. Johnson and his affiliates and has no interest in disposing of its stake in the Company or participating in any other process. Our Board of Directors formed a special committee of independent directors composed of directors Andor (Andy) Laszlo and Scott R. Royster and authorized the committee to evaluate and respond to the Proposal Letter. The special committee has engaged an independent legal advisor and an independent financial advisor and is in the process of reviewing the Proposal Letter.

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

RLJ ENTERTAINMENT, INC.

Date:	May 10, 2018	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/S/ NAZIR ROSTOM
Nazir Rostom
Chief Financial Officer
(Principal Financial and Accounting Officer)