Form 10-Q
period 2018-06-30
RLJ ENTERTAINMENT, INC.
filed 2018-08-09
CIK 1546381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on August 2, 2018:  15,614,607

RLJ ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, includes forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “could,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.

Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. Factors that might cause such differences include, but are not limited to:

•	Our ability to satisfy the conditions in the Agreement and Plan of Merger we have entered into with AMC Networks, Inc. and to complete the merger contemplated by that agreement;
•	Our financial performance, including our ability to achieve improved results from operations and improved Adjusted EBITDA (as defined in this Quarterly Report);
•	Our expectation that revenues and financial performance of our digital channels will continue to grow and have a positive effect on our liquidity, cash flows and operating results;
•	The effects of limited cash liquidity on operational performance;
•	Our obligations under the credit agreement;
•	Our ability to satisfy financial ratios;
•	Our ability to generate sufficient cash flows from operating activities;
•	Our ability to fund planned capital expenditures and development efforts;
•	Our inability to gauge and predict the commercial success of our programming;
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

RLJ ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2018 and December 31, 2017

	June 30,	December 31,
(In thousands, except share data)	2018	2017
ASSETS		(Revised)(1)
Cash	$3,453	$6,215
Accounts receivable, net	16,989	24,926
Inventories, net	4,599	4,448
Investments in content, net	78,660	70,483
Prepaid expenses and other assets	1,022	1,197
Property, equipment and improvements, net	1,049	1,185
Equity investment in affiliate	20,135	21,589
Other intangible assets, net	7,081	7,752
Goodwill	13,911	13,985
Total assets	$146,899	$151,780
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$13,755	$16,707
Accrued royalties and distribution fees	46,584	47,414
Deferred revenue	3,388	2,859
Debt, net of discounts and debt issuance costs	54,854	52,639
Deferred tax liability	367	518
Stock warrant and other derivative liabilities	17,123	13,685
Total liabilities	136,071	133,822
Commitments and contingencies (see Note 14)
Shareholders' Equity
Redeemable convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 31,046 shares issued; 15,198 shares outstanding at June 30, 2018 and December 31, 2017; liquidation preference of $17,993 at June 30, 2018 and $17,997 at December 31, 2017	18,887	19,563
Common stock, $0.001 par value, 250,000,000 shares authorized, 15,138,250 shares issued and 15,127,138 shares outstanding at June 30, 2018; and 14,071,423 shares issued and outstanding at December 31, 2017	15	14
Additional paid-in capital	135,844	132,422
Accumulated deficit	(140,055)	(130,842)
Accumulated other comprehensive loss	(3,863)	(3,199)
Treasury shares, at cost, 11,112 shares at June 30, 2018 and zero at December 31, 2017	—	—
Total shareholders' equity	10,828	17,958
Total liabilities and shareholders' equity	$146,899	$151,780

(1)See Note 1 — “Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2018	2017	2018	2017
Revenues	$21,474	$18,833	$40,056	$32,720
Cost of sales
Content amortization and royalties	7,562	6,261	14,258	12,329
Manufacturing and fulfillment	2,678	2,829	5,764	5,881
Total cost of sales	10,240	9,090	20,022	18,210
Gross profit	11,234	9,743	20,034	14,510

Selling expenses	4,776	2,875	9,041	5,159
General and administrative expenses	5,093	4,716	10,404	9,239
Depreciation and amortization	705	904	1,590	1,777
Total operating expenses	10,574	8,495	21,035	16,175
INCOME (LOSS) FROM OPERATIONS	660	1,248	(1,001)	(1,665)

Equity earnings of affiliate	1,288	869	2,072	1,420
Interest expense, net	(2,362)	(2,152)	(4,653)	(4,038)
Change in fair value of stock warrants and other derivatives	(471)	(491)	(3,438)	(3,383)
(Loss) Gain on extinguishment of debt	—	(425)	—	470
Other (expense) income, net	(1,414)	161	(1,591)	445
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(2,299)	(790)	(8,611)	(6,751)
Benefit (Provision) for income taxes	285	(76)	145	(237)
NET LOSS	(2,014)	(866)	(8,466)	(6,988)
Accretion on preferred stock	(193)	(379)	(386)	(756)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,207)	$(1,245)	$(8,852)	$(7,744)
Net loss per common share attributable to common shareholders:
Basic and diluted net loss per common share attributable to common shareholders	$(0.15)	$(0.20)	$(0.60)	$(1.36)

Weighted average shares outstanding:
Basic and diluted	15,031	6,196	14,730	5,691

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net loss	$(2,014)	$(866)	$(8,466)	$(6,988)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2,074)	810	(664)	923
Total comprehensive loss	$(4,088)	$(56)	$(9,130)	$(6,065)

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2018

		Common Stock		Additional		Accumulated Other	Treasury Stock
(In thousands)	Preferred Stock	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Total Equity
Balance at January 1, 2018 (Revised)(1)	$19,563	14,071	$14	$132,422	$(130,842)	$(3,199)	—	$—	$17,958
Adjustment to adopt new revenue standard	—	—	—	—	(747)	—	—	—	(747)
Issuance of restricted common stock for services	—	240	—	—	—	—	—	—	—
Issuance of common stock to AMC for interest	—	827	1	2,481	—	—	—	—	2,482
Forfeiture of restricted common stock	—	(11)	—	—	—	—	11	—	—
Accretion on preferred stock	386	—	—	(386)	—	—	—	—	—
Preferred stock dividends paid	(708)	—	—	—	—	—	—	—	(708)
Preferred stock dividends accrued	(354)	—	—	—	—	—	—	—	(354)
Stock-based compensation	—	—	—	1,327	—	—	—	—	1,327
Foreign currency translation	—	—	—	—	—	(664)	—	—	(664)
Net loss	—	—	—	—	(8,466)	—	—	—	(8,466)
Balance at June 30, 2018	$18,887	15,127	$15	$135,844	$(140,055)	$(3,863)	11	$—	$10,828

(1)See Note 1 — “Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

RLJ ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,466)	$(6,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings of affiliate	(2,072)	(1,420)
Content amortization and royalties	14,258	12,329
Depreciation and amortization	1,590	1,777
Foreign currency exchange loss (gain)	388	(475)
Fair value adjustment of stock warrant and other derivative liabilities	3,438	3,383
Non-cash interest expense	4,653	3,221
Deferred tax liability	(145)	(239)
Gain on extinguishment of debt	—	(470)
Stock-based compensation expense	1,327	512
Dividends received from affiliate	3,133	1,243
Changes in assets and liabilities:
Accounts receivable, net	7,893	8,859
Inventories, net	(196)	416
Investments in content, net	(23,237)	(25,584)
Prepaid expenses and other assets	171	(494)
Accounts payable and accrued liabilities	(3,078)	(373)
Deferred revenue	(528)	31
Net cash used in operating activities	(871)	(4,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(969)	(816)
Net cash used in investing activities	(969)	(816)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from AMC to amend debt	—	18,000
Proceeds from exercise of warrants	—	28
Dividend payments to preferred stockholders	(708)	—
Repayment of debt	—	(8,618)
Payment of debt modification costs	—	(71)
Net cash (used in) provided by financing activities	(708)	9,339
Effect of exchange rate changes on cash	(214)	162
NET (DECREASE) INCREASE IN CASH:	(2,762)	4,413
Cash at beginning of period	6,215	7,834
Cash at end of period	$3,453	$12,247

See accompanying notes to consolidated financial statements.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

RLJ Entertainment, Inc. (RLJE or the Company) was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.” Acorn Media includes its United Kingdom (or U.K.) subsidiaries RLJ Entertainment Ltd (or RLJE Ltd.), Acorn Media Enterprises Limited (or AME), Acorn Global Enterprises Limited (or AGE), Acorn Productions Ltd (or APL), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

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

Basis of Presentation

Unaudited Interim Financial Statements

The consolidated financial information presented in the accompanying unaudited interim consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the United States (or US GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for interim financial reporting for the Form 10-Q and Article 10 of Regulation S‑X of the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

In management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business, with a disproportionate amount of sales occurring in the fourth quarter and other factors, including our content release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on March 16, 2018 (or 2017 Form 10‑K). Note 2, Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2017 Form 10‑K contains a summary of our significant accounting policies. As of June 30, 2018, we have made no material changes to our significant accounting policies disclosed in our 2017 Form 10 K, except for the adoption of the new revenue recognition standard.

Correction of Immaterial Misstatements in Prior Period Financial Statements

In connection with the preparation of our unaudited condensed consolidated financial statements for the six months ended June 30, 2018, we identified an error as of December 31, 2017 that caused an overstatement of our previously reported deferred tax liability. Through 2017, we were tax affecting our ACL equity earnings and accumulating a deferred tax liability, which in theory would become payable when we disposed of our equity investment. As of December 31, 2017, our deferred tax liability was $2.9 million. In addition to recognizing equity earnings, we also receive distributions from ACL periodically, and when received, those distributions are not taxable nor does our foreign tax basis in ACL change. Therefore, we should have been tax affecting our ACL equity earnings after deducting distributions received.  Had we done this, our deferred tax liability at December 31, 2017 would

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

have been $0.5 million. In addition to overstating our deferred tax liability, we were also overstating our provision for income taxes within our consolidated statement of operations. In 2017 and 2016, we reported a total provision for income taxes of $1.2 million and $0.2 million, respectively, and this provision was overstated by $0.4 million for each period.

In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the impact was not material to the results of operations or financial position for the years ended December 31, 2017 and 2016. We have elected to revise the 2017 financial statements when they are subsequently issued and accordingly, we have corrected the balance sheet as of December 31, 2017 in this filing. We will correct the statement of operations for 2017 the next time those statements are filed. We reduced our previously reported deferred tax liability as of December 31, 2017 by $2.4 million and increased, on a net basis, our shareholders’ equity by the same amount.

(In thousands)	December 31, 2017
Liabilities and Shareholders' Equity	As previously reported	Adjustment	As revised
Deferred tax liability	$2,933	$(2,415)	$518
Total liabilities	132,046	1,776	133,822
Accumulated deficit	(133,514)	2,672	(130,842)
Accumulated other comprehensive loss	(2,942)	(257)	(3,199)
Total shareholders' equity	15,543	2,415	17,958
Total liabilities and shareholders' equity	147,589	4,191	151,780

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required by lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our financial statements and we have yet to determine the overall impact this ASU is expected to have. The likely impact will be one of presentation only on our consolidated balance sheets. Our leases currently consist of operating leases with varying expiration dates through 2023 and our future minimum lease commitments before sub-lease income total $4.0 million as of June 30, 2018.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

In December 2017, SAB No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Act). In accordance with SAB No. 118, our previously reported provisions for income taxes and our deferred tax assets and liabilities were provisional. During the second quarter of 2018, we completed our analysis and our updated assessment is that the Act has no further impact on our previously reported income tax provisions or our deferred tax assets or liabilities. These amounts are no longer provisional.

Our foreign subsidiaries are subject to income taxes in their respective countries, as well as U.S. Federal and state income taxes. The income tax payments they make outside the U.S. may give rise to foreign tax credits that we may use to offset taxable income in the U.S.

Liquidity

At June 30, 2018, our cash balance was $3.5 million. For the six months ended June 30, 2018, we recognized a net loss of $8.5 million and we used $0.9 million of cash for operating activities. At June 30, 2018, we had $54.9 million of term debt outstanding (see Note 8, Debt). We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have past-due vendor payables. These past-due payables are largely a result of past-due vendor payables acquired in 2012 when purchasing Image. As we work to catch up on the acquired past-due payables, we have fallen behind on other payables. We continue to work with our vendors to make payment arrangements that are agreeable with them and that give us flexibility in terms of when payments will be made. Additionally, we must maintain a certain level of expenditures for marketing to support subscriber growth and for the acquisition of new content that allows us to generate revenues and margins sufficient to meet our obligations.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Growth of our Digital Channels segment has the potential to improve our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 46.0% to $9.4 million during the three months ended June 30, 2018 as compared to the same period in 2017. Our Digital Channels segment revenues increased 45.7% to $18.1 million during the six months ended June 30, 2018 as compared to the same period in 2017 (see Note 3, Segment Information).

We believe that our current cash at June 30, 2018, and cash generated from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditure and debt repayments (none until 2020) for at least one year from the date of issuance of these consolidated financial statements. However, there can be no assurances that we will be successful in realizing improved results from operations, including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms. We define Adjusted EBITDA as earnings before income tax, depreciation and amortization, non-cash royalty expense, interest expense, non-cash exchange gains and losses on intercompany accounts, goodwill impairments, restructuring costs, change in fair value of stock warrants and other derivatives, stock-based compensation, basis-difference amortization in equity earnings of affiliate and dividends received from affiliate in excess of equity earnings of affiliate.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606, Revenue — Revenue from Contracts with Customers were as follows:

(In thousands)	Balance at		Balance at
Liabilities and Shareholders' Equity	December 31, 2017	Adjustment Due to Topic 606	January 1, 2018
Accrued royalties and distribution fees	$47,414	$(310)	$47,104
Deferred revenue	2,859	1,057	3,916
Accumulated deficit (Revised)(1)	(130,842)	(747)	(131,589)

(1)See Note 1 — “Correction of Immaterial Misstatements in Prior Period Financial Statements”.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The impact of adoption on our current period statement of operations was as follows:

(In thousands)	Three Months Ended June 30, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Revenues	$21,474	$21,417	$57
Content amortization and royalties	7,562	7,561	1

(In thousands)	Six Months Ended June 30, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Revenues	$40,056	$39,328	$728
Content amortization and royalties	14,258	13,919	339

Within our Wholesale Distribution segment, we estimate certain non-physical revenues each reporting period and we adjust our estimate when additional information becomes available, which includes the receipt of actual statements from our wholesalers. For the three months ended June 30, 2018, we recognized a decrease in revenues of $0.1 million, as actual information received was less than our prior period estimates. For the three months ended June 30, 2017, we recognized an increase in revenues of $0.1 million, as actual information received exceeded our prior period estimates. For the six months ended June 30, 2018 and 2017, we recognized an increase in revenues of $0.1 million and $0.2 million, respectively, as actual information received exceeded our prior period estimates.

Digital Channels segment revenues are recognized over time as subscription services are delivered. Wholesale Distribution segment revenues are generally recognized at a point in time when a sales transaction is completed. As of June 30, 2018, our deferred revenue of $3.4 million is comprised of prepaid subscriptions within our Digital Channels segment of $2.8 million, payments received within our Wholesale Distribution segment of $0.1 million for content not yet delivered or available due to certain restrictions, and $0.5 million for the license of our tradenames. Deferred revenue will be recognized over time as revenue upon delivery of subscription services or content, or upon the removal of restrictions whereby the wholesaler will be free to exploit the delivered content. Deferred revenue associated with the tradename license will be recognized in equal monthly amounts over the license term beginning in April 2018 through March 2020. We estimate that all deferred revenue amounts that are not associated with the tradename license will be recognized as revenue within the next 12 months.

Upon adoption of the new revenue standards, we also made certain other reclassifications within our consolidated balance sheet, which pertained to sales of physical product within our Wholesale Distribution segment, as follows:

•

We estimate a certain amount of inventory that will be received when processing sales returns. This amount of inventory to be received had been included within our inventory balance. This amount is now included within prepaid expenses and other assets. As of December 31, 2017, the inventory balance reclassified was $0.5 million. The impact of this reclassification to our previously reported balances as of December 31, 2017, was for prepaid expenses and other assets to increase and inventories to decrease.

•

We have reclassified our sales return reserve from accounts receivable to accounts payable and accrued liabilities, which had the impact of increasing the previously reported balances as of December 31, 2017, for both accounts. Our sales return reserve as of December 31, 2017 was $4.2 million.

Included in our accounts payable and other accrued liabilities are accruals for both sales returns and market development funds that total $2.5 million and $6.8 million as of June 30, 2018 and December 31, 2017, respectively. These accruals require the exercise of judgement and affect the reported revenues and net earnings. In determining these accruals, we analyze historical returns, pricing and other credit data; current economic trends; and changes in customer demand and acceptance of our products, including reorder activity. Based on this information, we determine our best estimates, which we believe is fair value, and accrue a percentage of each dollar of product sales where the customer has the right to either return the product and receive a credit or reduce their purchase price. Actual returns and reductions could differ from our estimates.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

Operating costs and expenses exclude costs related to depreciation and amortization which are separately presented in the tables below.

The tables below summarize the segment contribution for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$9,402	$17	$12,055	$—	$21,474
Operating costs and expenses	(6,240)	(195)	(10,252)	(3,422)	(20,109)
Depreciation and amortization	(291)	(19)	(294)	(101)	(705)
Share in ACL earnings	—	1,288	—	—	1,288
Segment contribution income (loss)	$2,871	$1,091	$1,509	$(3,523)	$1,948

	Three Months Ended June 30, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$6,439	$2	$12,392	$—	$18,833
Operating costs and expenses	(3,965)	(136)	(9,856)	(2,724)	(16,681)
Depreciation and amortization	(227)	(31)	(498)	(148)	(904)
Share in ACL earnings	—	869	—	—	869
Segment contribution income (loss)	$2,247	$704	$2,038	$(2,872)	$2,117

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

The tables below summarize the segment contribution for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$18,075	$36	$21,945	$—	$40,056
Operating costs and expenses	(12,155)	(313)	(19,935)	(7,064)	(39,467)
Depreciation and amortization	(654)	(52)	(686)	(198)	(1,590)
Share in ACL earnings	—	2,072	—	—	2,072
Segment contribution income (loss)	$5,266	$1,743	$1,324	$(7,262)	$1,071

	Six Months Ended June 30, 2017
(In thousands)	Digital Channels	IP Licensing	Wholesale Distribution	Corporate	Total
Revenues	$12,404	$4	$20,312	$—	$32,720
Operating costs and expenses	(7,079)	(229)	(19,412)	(5,888)	(32,608)
Depreciation and amortization	(430)	(63)	(991)	(293)	(1,777)
Share in ACL earnings	—	1,420	—	—	1,420
Segment contribution income (loss)	$4,895	$1,132	$(91)	$(6,181)	$(245)

A reconciliation of total segment contribution income (loss) to loss from operations before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Total segment contribution income (loss)	$1,948	$2,117	$1,071	$(245)
Interest expense, net	(2,362)	(2,152)	(4,653)	(4,038)
Change in fair value of stock warrants and other derivatives	(471)	(491)	(3,438)	(3,383)
(Loss) Gain on extinguishment of debt	—	(425)	—	470
Other (expense) income	(1,414)	161	(1,591)	445
Loss from operations before provision for income taxes	$(2,299)	$(790)	$(8,611)	$(6,751)

Total assets for each segment primarily include accounts receivable, inventory and investments in content. The Corporate segment primarily includes assets not fully allocated to any other segment including consolidated cash accounts, certain prepaid assets and fixed assets used across all segments.

Total assets by segment are as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Digital Channels	$16,427	$11,148
IP Licensing	25,585	23,981
Wholesale Distribution	100,291	109,178
Corporate	4,596	7,473
Total Assets	$146,899	$151,780

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

The following summarized financial information is derived from the unaudited financial statements of ACL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues	$12,129	$3,094	$15,269	$6,954
Film cost amortization	(146)	(183)	(146)	(1,915)
General, administrative and other expenses	(9,247)	(989)	(10,605)	(1,830)
Income from operations	$2,736	$1,922	$4,518	$3,209
Net income	$2,203	$1,535	$3,623	$2,561

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

	June 30,	December 31,
(In thousands)	2018	2017
Digital Channels	$3,516	$2,864
Wholesale Distribution	13,542	22,133
Accounts receivable before allowances and reserves	17,058	24,997
Less: allowance for doubtful accounts	(69)	(71)
Accounts receivable, net	$16,989	$24,926

Wholesale Distribution receivables are partially billed and collected by our U.S. distribution facilitation partner, SPHE. Each month, SPHE preliminarily settles their portion of our wholesale receivables assuming a timing lag on collections and an average-return rate. When actual returns differ from the amounts previously estimated, adjustments are made that give rise to payables and receivables between us and SPHE. Amounts vary and tend to be seasonal following our sales activity. Receivables due from SPHE are reported net of amounts we owe for distribution services as these amounts are offset against each other when settling receivables in accordance with the contract.

As of June 30, 2018, the net Wholesale Distribution payables with SPHE were $2.8 million, which is included in accounts payable and accrued liabilities. As of December 31, 2017, the net Wholesale Distribution receivables with SPHE were $4.3 million, which is included in accounts receivable.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 6. INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Packaged discs	$3,975	$3,652
Packaging materials	438	611
Other merchandise	186	185
Inventories, net	$4,599	$4,448

For each reporting period, we review the value of inventories on hand to estimate the recoverability through future sales. Values in excess of anticipated future sales are booked as obsolescence reserve. Our obsolescence reserve was $7.2 million as of June 30, 2018 and $10.2 million as of December 31, 2017. We reduce our inventories with adjustments for lower of cost or market valuation, shrinkage, excess quantities and obsolescence. During the three months ended June 30, 2018 and 2017 we recorded impairment charges of $0.1 million, for each period. During the six months ended June 30, 2018 and 2017, we recorded impairment charges of $0.1 million and $0.5 million, respectively. These charges are included in cost of sales as manufacturing and fulfillment cost.

NOTE 7. INVESTMENTS IN CONTENT

	June 30,	December 31,
(In thousands)	2018	2017
Released	$65,409	$60,660
Completed, not released	5,864	3,773
In-production	7,387	6,050
Investments in content, net	$78,660	$70,483

Investments in content are stated at the lower of unamortized cost or estimated fair value (See Note 11, Fair Value Measurements). The valuation of investments in content is reviewed on a title-by-title basis when an event or change in circumstances indicates that the fair value of content is less than its unamortized cost. Impairment charges for the three months ended June 30, 2018 and 2017, were $0.3 million for each period. Impairment charges for the six months ended June 30, 2018 and 2017, were $0.6 million for each period. Impairment charges are included in cost of sales as part of content amortization and royalties.

NOTE 8. DEBT

Debt consists of the following:

	Maturity	Interest	June 30,	December 31,
(In thousands)	Date	Rate	2018	2017
Senior secured term notes with AMC:
Tranche A Loan	Beginning June 30, 2020	7.0%	$23,000	$23,000
Tranche B Loan	Beginning October 14, 2021	6.0%	54,999	54,999
Less: debt discount			(23,145)	(25,360)
Debt, net of discount			$54,854	$52,639

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Future minimum principal payments, exclusive of debt discount, as of June 30, 2018 are as follows:

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

On January 2, 2018, we issued AMC 418,255 shares of common stock in payment of $1.3 million of interest on the principal outstanding under the AMC Credit Agreement. On April 2, 2018, we issued AMC 409,162 shares of common stock in payment of $1.2 million of interest on the principal outstanding under the AMC Credit Agreement.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $3.5 million for all years beginning after 2017 except for a four-month period ending September 30, 2018 whereby the minimum cash balance requirement was reduced to $2.0 million per a waiver executed during June 2018. This requirement is being further amended after June 30, 2018 (see Note 16, Subsequent Events). As of June 30, 2018, we were in compliance with all covenants as set forth in the amended AMC Credit Agreement.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

We are adjusting the carrying balance of our preferred stock to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the six months ended June 30, 2018 and 2017, we recognized accretion of $0.4 million and $0.8 million, respectively. Accretion includes cumulative preferred dividends. Pursuant to the October 14, 2016 amendment, accumulated unpaid dividends from the issuance date through April 1, 2017 were added to the stated value of the preferred stock. Subsequently, we began making quarterly dividend payments. As of June 30, 2018, the accumulated unpaid dividends on preferred stock were $0.4 million. During the six months ended June 30, 2018, we made cash dividend payments of $0.7 million. No dividend payments were made during the six months ended June 30, 2017.

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2018 and 2017, share-based compensation expense is classified within our statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of Sales — Manufacturing and fulfillment	$5	$1	$10	$3
Selling expenses	33	6	78	13
General and administrative expenses	600	351	1,239	496
Total share-based compensation	$638	$358	$1,327	$512

As of June 30, 2018, unrecognized share-based compensation expense relating to restricted stock-based service awards of $1.3 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.2 years. Unrecognized compensation expense relating to restricted stock-based performance awards of $1.0 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.5 years. Unrecognized compensation expense relating to unvested stock options of $1.4 million is expected to be expensed ratably over the remaining weighted-average vesting period of 1.7 years. Expense associated with our performance award is contingent upon achieving specified financial criteria and upon certification by the Compensation Committee of the satisfaction of the performance criteria based upon our audited financial statements for 2017, 2018, 2019 and 2020. The above unrecognized stock-based compensation expense assumes that the performance awards will vest at 130% (or 0.7 million shares). However, the possible range of vesting is between zero and 1.0 million shares.

Assuming 100% vesting for all service awards and 130% vesting of all performance awards, we expect to recognize $2.0 million of compensation expense over the next 12 months.

A summary of our restricted stock unit activity during the six months ended June 30, 2018 is presented below:

	Service Shares		Performance Shares
(In thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding at January 1, 2018	627	$3.02	500	$2.40
Granted	—	$—	—	$—
Vested	(158)	$3.18	—	$—
Forfeited	(28)	$4.00	—	$—
Unvested restricted stock units outstanding at June 30, 2018	441	$2.90	500	$2.40

During the six months ended June 30, 2018, we issued 233,000 shares of common stock for restricted units, including 75,000 shares issued for restricted stock units that vested on December 31, 2017.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

A summary of our restricted stock award activity during six months ended June 30, 2018 is presented below.

(In thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards outstanding at January 1, 2018	130	$2.66
Granted	7	$4.43
Vested	(42)	$1.92
Forfeited	(11)	$1.92
Unvested restricted stock awards outstanding at June 30, 2018	84	$3.27

A summary of our stock option activity during six months ended June 30, 2018 is presented below.

(In thousands, except per share data)	Options	Weighted- Average Exercise Price
Stock options outstanding at January 1, 2018	1,400	$2.83
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Stock options outstanding at June 30, 2018	1,400	$2.83

NOTE 10. STOCK WARRANTS

We have the following unregistered warrants outstanding:

	June 30, 2018
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
AMC Warrants	18,333	$3.00	4.4 years
2015 Warrants	2,999	$2.29	1.9 years
	21,332

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

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 11. FAIR VALUE MEASUREMENTS

Warrant Liability

Stock Warrant and Other Derivative Liabilities

We account for our AMC Tranche C Warrant to acquire 5.0 million shares of common stock as a derivative liability, which requires us to carry it on our consolidated balance sheet at its fair value.

We determined the fair value of the AMC Tranche C warrant using a lattice model, which is classified as Level 3 within the fair-value hierarchy. Inputs to the model include our publicly-traded stock price, our stock volatility, the risk-free interest rate and contractual terms of the warrant (which are remaining life of the warrant, exercise price and assumptions pertaining to increasing the number of acquirable shares of common stock to achieve 50.1% ownership). We use the closing stock price of our common stock to compute stock volatility. To quantify and value the possibility of increasing the number of acquirable shares, management took into consideration its current capital structure, the impact of the 20% penalty if we were to fail to meet certain equity issuance conditions, and management’s best estimates of the likelihood of being subject to the 20% penalty. The AMC Tranche C warrant was valued at $17.1 million as of June 30, 2018 and $13.7 million as of December 31, 2017. During the current year, the AMC Tranche C warrant increased in value as a result of an increase in our common stock price.

The following table represents the carrying amount, valuation and a roll-forward of activity for our warrant classified within Level 3 of the fair-value hierarchy:

	Estimated Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Carrying amount of stock warrants, beginning of period	$16,652	$12,655	$13,685	$9,763
Change in fair value	471	491	3,438	3,383
Carrying amount of stock warrants, end of period	$17,123	$13,146	$17,123	$13,146

Investments in Content

When events and circumstances indicate that investments in content are impaired, we determine the fair value of the investment; and if the fair value is less than the carrying amount, we recognize additional amortization expense equal to the excess. The following fair value hierarchy tables present information about our assets and liabilities measured at fair value on a non-recurring basis:

	Estimated Fair Value Measurement Using Unobservable Inputs (Level 3)		Loss
	As of June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Investments in content	$1,164	$778	$564	$595

During the six months ended June 30, 2018 and 2017, the investments in content were impaired by $0.6 million, for each period. In determining the fair value of our investments in content, we employ a discounted cash flow (or DCF) methodology. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement.

NOTE 12. NET LOSS PER COMMON SHARE

We had outstanding warrants to acquire 21.3 million and 30.1 million shares of common stock as of June 30, 2018 and 2017, respectively, which are not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

During periods of reported net losses from operations after adjusting for accretion on preferred stock, all reported net losses are allocated to our unrestricted common stock. This has the effect of excluding our outstanding restricted common stock from the

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

computation of our net loss per common share. For the three months ended June 30, 2018 and 2017, we have weighted average unvested shares of 2.4 million and 1.3 million, respectively, of compensatory stock options and restricted share-based awards, that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive. For the six months ended June 30, 2018 and 2017, we have weighted average unvested shares of 2.5 million and 0.9 million, respectively, of compensatory stock options and restricted share-based awards, that were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive

When dilutive, we include in our computation of diluted loss per share the number of shares of common stock that is acquirable upon conversion of the preferred stock by applying the as-converted method per ASC 260, Earnings per Share. For the three months ended June 30, 2018 and 2017, we excluded 5.9 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive. For the six months ended June 30, 2018 and 2017, we excluded 5.9 million and 11.2 million shares of common stock that are acquirable upon conversion of the preferred stock as they were anti-dilutive.

NOTE 13. STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash paid during the period for:
Interest	$—	$1,592
Income taxes	$11	$30
Non-cash investing and financing activities:
Accretion on preferred stock	$386	$756
Common stock issued to AMC as payment for prior year interest expense	$—	$158
Conversion of preferred stock into shares of common	$—	$19,592
Exercise of AMC warrant and reduction of senior debt	$—	$2,847
Capital expenditures accrued for in accounts payable and accrued liabilities	$158	$400
Preferred stock dividends accrued for in accounts payable and accrued liabilities	$354	$—

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

As of June 30, 2018, we have entered into contracts for certain professional services to respond to AMC’s merger proposal (see Note 16, Subsequent Events). For the three and six months ended June 30, 2018, we recognized $1.0 million and $1.1 million, respectively, of expense, which is included in other (expense) income, net, related to these contracts. These contracts provide for a contingent transaction fee of approximately $1.2 million, which is payable by us upon the closing of an AMC transaction.

As of June 30, 2018, we had entered into a contract with a supplier for marketing-related services in which we are obligated to pay $3.0 million in $0.1 million monthly installments through March 2020.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

Equity Investment in Affiliate

During the six months ended June 30, 2017, we paid ACL $0.1 million, for distribution rights for three titles, two of which were released as of December 31, 2016 and one which was released in 2017. As we recognize revenues from these titles, and all other titles, we amortize our content advances resulting in the recognition of content amortization and royalty expense. For the three and six months ended June 30, 2018, we recognized content amortization and royalty expense of $0.1 million in each period. For the three and six months ended June 30, 2017, we recognized content amortization and royalty expense of $0.1 million and $0.2 million, respectively. This amortization is included in our cost of sales as content amortization and royalties. As of June 30, 2018, our remaining unamortized content advance is $1.4 million.

ACL paid dividends to RLJE Ltd. of $2.7 million and $3.1 million during the three and six months ended June 30, 2018, respectively. ACL paid dividends to RLJE Ltd. of $1.2 million during the three and six months ended June 30, 2017. Dividends received were recorded as a reduction to the ACL investment account.

Foreign Currency

We recognize foreign currency gains and losses, as a component of other expense, on amounts lent by Acorn Media to RLJE UK and RLJE Australia. As of June 30, 2018, Acorn Media had lent its U.K. subsidiaries approximately $4.0 million and its Australian subsidiary approximately $3.4 million. Amounts lent will be repaid in U.S. dollars based on available cash. Movement in exchange rates between the U.S. dollar and the functional currencies (which are the British Pound Sterling and the Australian dollar) of those subsidiaries that were lent the monies will result in foreign currency gains and losses. During the three and six months ended June 30, 2018, we recognized foreign currency losses of $0.4 million for each period. During the three and six months ended June 30, 2017, we recognized foreign currency gains of $0.2 million and $0.5 million.

The RLJ Companies, LLC

In June 2013, The RLJ Companies, LLC (whose sole manager and voting member is the chairman of our board of directors) purchased from one of our vendors $3.5 million of contract obligations that we owed to the vendor. These purchased liabilities, which are now owed to The RLJ Companies, are included in accrued royalties and distribution fees in the accompanying consolidated balance sheets. During the three and six months ended June 30, 2018, we made payments totaling $0.5 million and $1.0 million, respectively, to The RLJ Companies, which reduced our remaining obligation to $1.5 million.

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

NOTE 16. SUBSEQUENT EVENTS

On July 2, 2018, we made a dividend payment of $0.4 million to our preferred shareholders.

On July 2, 2018, we issued AMC 413,709 shares of common stock in payment of $1.3 million of interest on $78.0 million of principal outstanding under the AMC Credit Agreement.

On July 13, 2018, our subsidiary, APL, entered into a loan facility with a U.K. bank to partially fund the production of series one and two of the television program London Kills. The maximum principal amount of borrowings under the facility is £2.4 million or approximately $3.1 million. The loan matures on June 30, 2019. Interest is payable quarterly on the outstanding principal amount of the loan at an annual rate that is 2.1% above the bank’s cost of funding rate or other mutually agreed upon rate. The loan is secured against intercompany distribution agreements and a third-party licensee distribution agreement.

RLJ Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

On August 7, 2018, AMC agreed in principle to further reduce our minimum cash balance requirement (see Note 8, Debt). We are currently drafting an amendment to the AMC Credit Agreement to formalize this change.

AMC Merger Agreement

On July 30, 2018, we announced that we have entered into a definitive agreement whereby AMC will acquire RLJE in a going-private merger. The aggregate enterprise transaction value is approximately $274.0 million, and pursuant to the merger agreement, AMC will pay, in cash, an aggregate of approximately $65.0 million to holders of our outstanding common stock, preferred stock and warrants not currently owned by AMC, Robert L. Johnson and their respective affiliates. Upon completion of the merger, RLJE will become an indirect subsidiary of AMC, with Mr. Johnson and his affiliates owning a stake of 17%.

In the merger, outstanding shares of our common stock (other than shares owned by Mr. Johnson, AMC and their respective affiliates) will be converted into the right to receive $6.25 per share in cash, without interest; the holders of our outstanding preferred stock (other than affiliates of AMC) will be offered the opportunity to elect to receive $7.8125 in cash for each underlying “as converted” share of our common stock in accordance with the terms of such preferred stock; and the holders of warrants (other than Mr. Johnson, AMC and their respective affiliates) will be paid the excess of the $6.25 per share merger consideration over the per share exercise price of their warrants. In accordance with its terms, holders of preferred stock who decline to accept the $7.8125 cash offer for their shares will be entitled to receive for each share of preferred stock a new share of preferred stock to be issued by RLJE after the merger.

Concurrently with the execution of the merger agreement, Mr. Johnson and his affiliates have entered into a voting and transaction support agreement with AMC and Digital Entertainment Holdings LLC, a wholly owned subsidiary of AMC (or DEH), whereby Mr. Johnson and his affiliates have agreed to vote, at a special meeting of RLJE’s stockholders, all their shares of RLJE common stock “for” the approval of the merger agreement and the merger. Mr. Johnson and his affiliates currently own approximately 43.7% of our outstanding common stock. AMC has also entered into separate arrangements with Mr. Johnson related to the contribution of his RLJE securities to DEH immediately prior to the closing of the transaction at the $6.25 per share merger consideration and governance matters following the closing of the transaction.

Prior to the effective time of the merger, DEH intends to exercise, in full, all warrants to purchase RLJE common stock that it currently owns in exchange for debt we owe to DEH. Immediately following such exercise, AMC will beneficially own at least 50.1% of our then-outstanding shares of common stock on a fully diluted basis. AMC, through DEH, currently owns approximately 30.1% of our outstanding common stock.

The transaction has been approved by a special committee of RLJE’s independent directors (the Special Committee). Following AMC’s initial $4.25 per share merger proposal announced on February 26, 2018, the Special Committee was constituted by our Board of Directors with the plenary authority of the full Board to evaluate, on behalf of the non-affiliate holders of our common stock, and to definitively approve or disapprove, AMC’s proposal. Having evaluated, structured, negotiated and documented with AMC the terms of the current transaction, the Special Committee, in consultation with its legal and financial advisors, has determined that the merger agreement, the merger and the transactions contemplated thereby, are advisable, fair to and in the best interest of the non-affiliate holders of our outstanding common stock.

Consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by a vote of the majority of the outstanding shares of our common stock as of the record date for a special meeting of our common stockholders that will be held to consider and vote on the transaction. The parties expect the transaction to close during the fourth quarter of 2018.

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

OVERVIEW

General

RLJ Entertainment, Inc. (RLJE or the Company) was incorporated in Nevada in April 2012. On October 3, 2012, we completed the business combination of RLJE, Image Entertainment, Inc. (or Image) and Acorn Media Group, Inc. (or Acorn Media), which is referred to herein as the “Business Combination.” Acorn Media includes its United Kingdom (or U.K.) subsidiaries RLJ Entertainment Ltd (or RLJE Ltd.), Acorn Media Enterprises Limited (or AME), Acorn Global Enterprises Limited (or AGE), Acorn Productions Ltd (or APL), and RLJE International Ltd (collectively, RLJE UK), as well as RLJ Entertainment Australia Pty Ltd (or RLJE Australia). In February 2012, Acorn Media acquired a 64% ownership of Agatha Christie Limited (or ACL). References to Image include its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC. “We,” “our” or “us” refers to RLJE and its subsidiaries unless otherwise noted. Our principal executive offices are located in Silver Spring, Maryland, with an additional location in Woodland Hills, California. We also have international offices in London, England and Sydney, Australia.

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

On July 30, 2018, we announced that we have entered into a definitive agreement whereby AMC Networks Inc. (or AMC) will acquire RLJE in a going-private merger. The aggregate enterprise transaction value is approximately $274.0 million, and pursuant to the merger agreement, AMC will pay, in cash, an aggregate of approximately $65.0 million to holders of our outstanding common stock, preferred stock and warrants not currently owned by AMC, Robert L. Johnson and their respective affiliates. Upon completion of the merger, RLJE will become an indirect subsidiary of AMC, with Mr. Johnson and his affiliates owning a stake of 17%. For more information about the merger and the agreement, please see our Current Report on Form 8-K, filed July 30, 2018, and our Preliminary Proxy Statement on Schedule 14A expected to be filed on or about August 17, 2018.

HIGHLIGHTS

Highlights and significant events for the three months ended June 30, 2018 and 2017 are as follows:

•

Digital Channels paying subscribers increased 49.1% from the second quarter of 2017 to over 820,000. Digital Channels segment revenues increased 46.0% to $9.4 million from $6.4 million in second quarter 2017.

•	Revenues increased 14.0% to $21.5 million, primarily driven by a $3.0 million increase in Digital Channels segment revenues.
•

Gross profit increased 15.3% to $11.2 million and gross margin increased approximately 60 basis points to 52.3% in the second quarter 2018 from last year. Continued growth in our Digital Channels segment, which represents a larger portion of total revenues, drove the improvements in gross profit and gross margin.

•	Equity earnings from Agatha Christie Limited (ACL) increased 48.2% year-over-year to $1.3 million driven by ACL’s film and publishing business segments.
•

Net loss was $2.0 million compared to $0.9 million in the second quarter of 2017 as a result of our higher investment in content and marketing expenses, as well as $1.0 million of transaction costs incurred to respond to AMC’s merger proposal offset by the improvement in gross profit generated by our Digital Channels segment.

•	Adjusted EBITDA increased to $4.5 million from $3.9 million in the second quarter of 2017 primarily due to the growth of higher-margin Digital Channels segment revenues.

Highlights and significant events for the six months ended June 30, 2018 and 2017are as follows:

•

Revenues increased 22.4% to $40.1 million, primarily driven by a $5.7 million increase in Digital Channels segment revenues as a result of continued subscriber growth and a $1.6 million increase in Wholesale Distribution segment revenues primarily due to increased digital sales and increased demand for content released in 2018.

•

Gross profit increased 38.1% to $20.0 million and gross margin increased approximately 6 percentage points to 50.0% in the first half of 2018 from last year primarily driven by growth in Digital Channels segment revenues as well as revenue growth and gross margin expansion in Wholesale Distribution.

•	Equity earnings from Agatha Christie Limited (ACL) increased 45.9% year-over-year to $2.1 million driven by ACL’s film and publishing business segments.
•

Net loss was $8.5 million compared to $7.0 million in the first half of 2017 as a result of our higher investment in content and marketing expenses, as well as $1.1 million of transaction costs incurred to respond to AMC’s merger proposal offset by the improvement in gross profit generated by our Digital Channels segment.

•

Adjusted EBITDA increased to $6.0 million from $4.0 million in the first half of 2017 primarily due to the growth of higher-margin Digital Channels segment revenues and Wholesale Distribution segment revenues and gross margin.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during the three and six months ended June 30, 2018 and should be read in conjunction with our consolidated financial statements and related discussions within this Quarterly Report. Adjusted EBITDA is defined and reconciled to net loss below in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Adjusted EBITDA.

RESULTS OF OPERATIONS

A summary of our results of operations for the three and six months ended June 30, 2018 and 2017, as disclosed in our consolidated financial statements in Item 1, Financial Statements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues	$21,474	$18,833	$40,056	$32,720
Costs of sales	10,240	9,090	20,022	18,210
Gross profit	11,234	9,743	20,034	14,510
Operating expenses	10,574	8,495	21,035	16,175
Income (Loss) from operations	660	1,248	(1,001)	(1,665)
Equity in earnings of affiliate	1,288	869	2,072	1,420
Interest expense, net	(2,362)	(2,152)	(4,653)	(4,038)
Change in fair value of stock warrants and other derivatives	(471)	(491)	(3,438)	(3,383)
(Loss) Gain on extinguishment of debt	—	(425)	—	470
Other (expense) income, net	(1,414)	161	(1,591)	445
Benefit (Provision) for income taxes	285	(76)	145	(237)
Net loss	$(2,014)	$(866)	$(8,466)	$(6,988)

Revenues

A summary of revenues by segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Digital Channels	$9,402	$6,439	$18,075	$12,404
IP Licensing	17	2	36	4
Wholesale Distribution:
U.S.	9,876	8,619	16,947	14,029
International	2,179	3,773	4,998	6,283
Total Wholesale Distribution	12,055	12,392	21,945	20,312
Total Revenues	$21,474	$18,833	$40,056	$32,720

Revenues increased $2.6 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase in revenues is primarily driven by our Digital Channels segment, which increased by $3.0 million, partially offset by our Wholesale Distribution segment, which decreased by $0.3 million. The increase in revenues from our Digital Channels segment was driven by a 49.1% growth in paying subscribers. We increased our marketing efforts beginning in the third quarter of 2017 to support subscriber growth. In addition, we are continually featuring new content on our digital channels, which we believe is a key factor in attracting new subscribers for all our channels. Revenues from our Digital Channels segment continues to represent a growing and more meaningful portion of our consolidated revenues. Revenues from these channels for the three months ended June 30, 2018 account for 43.8%, as compared to 34.2% for the three months ended June 30, 2017. Our Wholesale Distribution segment’s revenue decrease is primarily attributable to decreases in International revenues of $1.6 million for the three months ended June 30, 2018, offset by a $1.3 million increase in U.S. revenues. The International Wholesale Distribution revenues decreased primarily due to the release of two strong performing releases during the second quarter of 2017. The Wholesale Distribution segment’s U.S. revenue increase is primarily attributable to increased digital sales and demand for content being released during the current period.

Revenues increased $7.3 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase in revenues is primarily driven by our Digital Channels segment, which increased by $5.7 million, and our Wholesale Distribution segment, which increased by $1.6 million. The increase in revenues from our Digital Channels segment was driven by a 49.1% growth in paying subscribers. Revenues from these channels for the six months ended June 20, 2018 account for 45.1% of our total revenues as compared to 37.9% for the six months ended June 30, 2017. Our Wholesale Distribution segment’s revenue increase is primarily attributable to increases in U.S. revenues of $2.9 million for the six months ended June 30, 2018. The Wholesale Distribution segment’s U.S. revenue increase is primarily attributable to increased digital sales and demand for content being released during the current period. This increase was offset by a $1.3 million decrease in revenues from the International Wholesale Distribution segment due to the release of two strong performing releases during the second quarter of 2017.

Cost of Sales (“COS”) and Gross Margins

A summary of COS by segment and overall gross margins for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Digital Channels	$2,398	$1,698	$4,653	$3,205
Wholesale Distribution	7,842	7,392	15,369	15,005
Total COS	$10,240	$9,090	$20,022	$18,210
Gross Margin	$11,234	$9,743	$20,034	$14,510
Gross Margin %	52.3%	51.7%	50.0%	44.3%

COS increased by $1.2 million to $10.2 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase in COS is primarily attributable to an increase in royalty expenses within our Digital Channels segment. This increase is due to the release of new content on the channels. COS increased by $0.5 million within our Wholesale Distribution segment primarily due to an increasing proportion of revenues coming from digital distribution which carries a higher royalty rate than generated by sales of physical content. Our step-up amortization was $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in step-up amortization is attributable to lower revenues from titles that were acquired prior to our Business Combination. As time passes, we expect that step-up amortization will continue to decrease.

COS increased by $1.8 million to $20.0 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase in COS is primarily attributable to an increase in royalty expenses within our Digital Channels segment. This increase is due to the release of new content on the channels. Within our Wholesale Distribution segment, impairment charges recorded for content investments and inventories total $0.7 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively. Impairment charges decreased due to improved performance of our released content relative to our estimation of future revenues. Our step-up amortization was $0.7 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in step-up amortization is attributable to lower revenues from titles that were acquired prior to our Business Combination. As time passes, we expect that step-up amortization will continue to decrease.

As a percentage of revenues, our gross margin improved to 52.3% for the three months ended June 30, 2018 as compared to 51.7% for the same period last year. As a percentage of revenues, our gross margin improved to 50.0% for the six months ended June 30, 2018 as compared to 44.3% for the same period last year. The improvement is primarily attributable to lower impairments and step-up amortization within our Wholesale Distribution segment, as well as, revenue growth of our proprietary digital channels, which generates a higher gross margin than our other business segments.

Operating Expenses (“SG&A”)

A summary of the components of SG&A for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Selling expenses	$4,776	$2,875	$9,041	$5,159
General and administrative expenses	5,093	4,716	10,404	9,239
Depreciation and amortization	705	904	1,590	1,777
Total operating expenses	$10,574	$8,495	$21,035	$16,175

For the three and six months ended June 30, 2018, SG&A increased by $2.1 million and $4.9 million, respectively, compared to the same period last year. The increase is attributable to targeted marketing expenses that increased $1.9 million and $3.9 million, respectively, during the three and six months ended June 30, 2018, primarily due to increased marketing related to our Digital Channels segment. For the three and six months ended June 30, 2018, General and administrative expenses increased $0.4 million and $1.2 million, respectively, primarily due to increased incentive compensation costs including increased expenses associated with share-based compensation for executives and employees.

Equity Earnings of Affiliate

Equity earnings of affiliate (which is ACL) increased $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2018 when compared to the same periods in 2017. During 2018, ACL’s gross profit and its income from operations are higher when compared to the same period in 2017 due to higher publishing revenues, as a percent of its total revenues, which generate higher margins when compared to its other operations.

Interest Expense, Net

Interest expense increased $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2018 as compared to the same period in 2017. The increase is primarily a result of higher average outstanding debt balances during the three and six months ended June 30, 2018 as compared to the same period in 2017.

Change in Fair Value of Stock Warrants and Other Derivatives

The change in the fair value of our warrant and other derivative liabilities impacts the statement of operations. A decrease in the fair value of the liabilities results in the recognition of income, while an increase in the fair value of the liabilities results in the recognition of expense. Changes in fair value are primarily driven by changes in our common stock price and its volatility. For the three months ended June 30, 2018 and 2017, we recognized expense of $0.5 million in each period due to changes in the fair value of our stock warrants and other derivative liabilities. For the six months ended June 30, 2018 and 2017, we recognized expense of $3.4 million in each period due to changes in the fair value of our stock warrants and other derivative liabilities.

Other (Expense) Income

Other (expense) income mostly consists of foreign currency gains and losses resulting from advances and loans by our U.S. subsidiaries to our foreign subsidiaries that have not yet been repaid. Our foreign currency gains and losses are primarily impacted by changes in the exchange rate of the British Pound Sterling (or the Pound) relative to the U.S. dollar. As the Pound strengthens relative to the U.S. dollar, we recognize other income; and as the Pound weakens relative to the Dollar, we recognize other expense. During the three and six months ended June 30, 2018, we recognized foreign currency losses of $0.4 million on intercompany loans with our foreign subsidiaries for each period. During the three and six months ended June 30, 2017, we recognized foreign currency gains of $0.2 million and $0.5 million.

During the three and six months ended June 30, 2018, other expenses also included $1.0 million and $1.1 million, respectively, of transaction costs incurred to respond to AMC’s merger proposal.

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

We recorded income tax benefit of $0.3 million for the three months ended June 30, 2018. We recorded income tax expense of $0.1 million for the three months ended June 30, 2017. We recorded income tax benefit of $0.1 million for the six months ended June 30, 2018. We recorded income tax expense of $0.2 million for the six months ended June 30, 2017. Our tax provision consists primarily of a deferred tax provision for certain deferred tax liabilities and a current tax provision for our U.K. operations. We are recording a deferred tax provision and liability for our equity earnings of affiliate (ACL) after deducting distributions received. The earnings in excess of distributions received will be taxable in the U.K., when and if we dispose of our investment. We are providing current income tax expense on pre-tax income from our consolidated U.K. subsidiaries at an effective tax rate of approximately 19%. We are not providing a current tax provision (benefit) on our U.S. operations, other than for certain state minimum taxes, which are not material.

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net loss	$(2,014)	$(866)	$(8,466)	$(6,988)
Interest expense	2,362	2,152	4,653	4,038
Provision for income tax	(285)	76	(145)	237
Depreciation and amortization	705	904	1,590	1,777
Basis-difference amortization in equity earnings of affiliate	121	114	246	225
Change in fair value of stock warrants and other derivatives	471	491	3,438	3,383
Stock-based compensation	638	358	1,327	512
Restructuring	1,097	423	1,321	(192)
Foreign currency exchange gain on intercompany accounts	381	(192)	388	(475)
Dividends received from affiliate in excess of equity earnings of affiliate	824	—	824	—
Non-cash royalty expense	228	476	824	1,516
Adjusted EBITDA	$4,528	$3,936	$6,000	$4,033

For the three and six months ended June 30, 2018, our Adjusted EBITDA improved by $0.6 million and $2.0 million compared to the same period last year. The increase reflects our improved operating results from continuing operations after adjusting for the above non-cash expenses. The improved performance primarily results from the growth of our Digital Channels segment, which is becoming a larger portion of our business and is contributing a higher profit margin. Adjusted EBITDA also improved due to the improved performance of our Wholesale Distribution segment during the six months ended June 30, 2018 as compared to the same period in 2017. The 2018 restructuring adjustment primarily consists of $1.1 million of non-recurring transaction costs incurred to respond to AMC’s merger proposal. The 2017 restructuring adjustment for the six months ended June 30, 2017 primarily includes our net gain on extinguishment of debt and certain non-recurring transaction costs totaling $0.4 million.

BALANCE SHEET ANALYSIS

Assets

Total assets at June 30, 2018 and December 31, 2017, were $146.9 million and $151.8 million, respectively. The decrease of $4.9 million in assets is primarily attributed to decreases in cash of $2.8 million, accounts receivable of $7.9 million, equity investment in ACL of $1.5 million, and other intangible assets of $0.7 million; offset by increases in investments in content of $8.2 million. The decrease in cash is primarily due to increased investments in content, the use of cash for incentive compensation and payments and to reduce vendor payables, offset by net cash received from the collection of accounts receivable and cash dividends received from ACL of $3.1 million. Our equity investment in ACL decreased due to the receipt of cash dividends partially offset by the improved operating performance at ACL. Our accounts receivable decreased due to the seasonal nature of our Wholesale Distribution business and follows the decline in our Wholesale Distribution segment revenues.

A summary of assets by segment is as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Digital Channels	$16,427	$11,148
IP Licensing	25,585	23,981
Wholesale Distribution	100,291	109,178
Corporate	4,596	7,473
Total Assets	$146,899	$151,780

Liabilities and Equity

The decrease of liabilities and equity of $4.9 million to $146.9 million is primarily due to a decrease in our account payable and accrued liabilities of $3.0 million, primarily resulting from payments to vendors and incentive compensation payments; and a decrease in retained earnings of $9.2 million primarily attributable to our net loss during the quarter. These decreases were offset by increases in the fair value of our stock warrants of $3.4 million, the accretion of debt discount of $2.2 million, additional paid-in capital of $3.4 million, primarily from stock-based compensation and the issuance of common stock for interest.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A summary of our cash flow activities is as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(871)	$(4,272)
Net cash used in investing activities	(969)	(816)
Net cash (used in) provided by financing activities	(708)	9,339
Effect of exchange rate changes on cash	(214)	162
Net (decrease) increase in cash	(2,762)	4,413
Cash at beginning of period	6,215	7,834
Cash at end of period	$3,453	$12,247

During the six months ended June 30, 2018, our cash position was impacted by the following:

•

We used cash for operating activities of $0.9 million compared to $4.3 million for the same period last year. We used more cash for operating activities in 2017 due to increasing our investments in content to expand our program library and to reducing our royalty liabilities. We continue to experience liquidity constraints as we have several competing demands on our available cash and cash that may be generated from operations. We continue to have short-term vendor debts, that are past due and which we are in the process of paying off by making increased cash payments or modifying payment terms in the short term. Bringing our vendor trade payables current continues to constrain our liquidity.

•

Our quarterly results are typically affected by: (a) the timing and release dates of key productions, (b) the seasonality of our Wholesale Distribution business which is 32% to 35% weighted to the fourth quarter and (c) the increased investment in content during the first half of the year, yet investments at times may be impacted by liquidity constraints.

Growth of our Digital Channels segment has the potential to improve our liquidity. We continue to realize significant growth in our Digital Channels segment. Our Digital Channels segment revenues increased 45.7% to $18.1 million during the six months ended June 30, 2018 as compared to the same period in 2017. After cost of sales and operating expenses, our Digital Channels segment contributed $5.3 million of income from operations during the six months ended June 30, 2018 compared to $4.9 million last year. Our expectation is that our Digital Channels segment will continue to grow, however there is no assurance that this will occur.

We believe that our current cash at June 30, 2018, and cash to be generated from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt repayments (none due until 2020) for at least one year from the date of issuance of this Quarterly Report. However, there can be no assurances that we will be successful in realizing improved results from operations including improved Adjusted EBITDA, generating sufficient cash flows from operations or agreeing with vendors on revised payment terms.

Capital Resources

Cash

As of June 30, 2018 we had cash of $3.5 million, as compared to $6.2 million as of December 31, 2017.

Senior Term Notes

On October 14, 2016, we entered into a $65.0 million Credit and Guaranty Agreement (the AMC Credit Agreement) with Digital Entertainment Holdings LLC, a wholly owned subsidiary of AMC. Concurrent with entering into the AMC Credit Agreement, we also issued AMC three warrants (the AMC Warrants) to acquire a total of 20.0 million shares of our common stock at $3.00 per share. The entering of the AMC Credit Agreement, the issuance of the AMC Warrants and the associated transactions are referred to as the AMC Transaction.

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

The AMC Credit Agreement imposes restrictions on such items as encumbrances and liens, payments of dividends to common stockholders, other indebtedness, stock repurchases, capital expenditures and entering into new lease obligations. Additional covenants restrict our ability to make certain investments, such as loans and equity investments, or investments in content that are not in the ordinary course of business. Pursuant to the AMC Credit Agreement, we must maintain at all times a cash balance of $3.5 million for all years beginning after 2017, except for a four-month period ending September 30, 2018 whereby the minimum cash balance requirement was reduced to $2.0 million. On August 7, 2018, AMC agreed in principle to further reduce our minimum cash balance requirement. We are currently drafting an amendment to the AMC Credit Agreement to formalize this change. As of June 30, 2018, we were in compliance with all covenants as stipulated in the amended AMC Credit Agreement.

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

We are adjusting the carrying balance of our preferred stock to its Redemption Value using the effective interest-rate method over a period of time beginning from the issuance date of May 20, 2015 to the required redemption date of May 20, 2020. During the six months ended June 30, 2018 and 2017, we recognized accretion of $0.4 million and $0.8 million, respectively. Accretion includes cumulative preferred dividends. Pursuant to the October 14, 2016 amendment, accumulated unpaid dividends from the issuance date through April 1, 2017 were added to the stated value of the preferred stock. Subsequently, we began making quarterly dividend payments. As of June 30, 2018, the accumulated unpaid dividends on preferred stock were $0.4 million. During the six months ended June 30, 2018, we made cash dividend payments of $0.7 million. No dividend payments were made during the six months ended June 30, 2017. During the six months ended June 30, 2018 there was no change in accumulated dividends.

During June 2017, the largest preferred shareholder (RLJ SPAC Acquisition, LLC) converted a total of 15,000 shares of preferred stock and $2.7 million of accumulated dividends into 5.9 million shares of common stock.

On July 30, 2018, we announced that we have entered into a definitive agreement whereby AMC will acquire RLJE in a going-private merger. In the merger, outstanding shares of our common stock (other than shares owned by Mr. Johnson, AMC and their respective affiliates) will be converted into the right to receive $6.25 per share in cash, without interest; the holders of our outstanding preferred stock (other than affiliates of AMC) will be offered the opportunity to elect to receive $7.8125 in cash for each underlying “as converted” share of our common stock in accordance with the terms of such preferred stock; and the holders of warrants (other than Mr. Johnson, AMC and their respective affiliates) will be paid the excess of the $6.25 per share merger consideration over the per share exercise price of their warrants. In accordance with its terms, holders of preferred stock who decline to accept the $7.8125 cash offer for their shares will be entitled to receive for each share of preferred stock a new share of preferred stock to be issued by RLJE after the merger.

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

OTHER ITEMS

Off-Balance Sheet Arrangements

We typically acquire content via separately executed licensing or distribution agreements with content suppliers. These contracts generally require that we make advance payments before the content is available for exploitation. Advance payments are generally due prior to and upon delivery of the related content. To the extent payment is not due until delivery has occurred, we do not recognize our payment obligations under our licensing and distribution agreements prior to the content being delivered. As of June 30, 2018, we had entered into licensing and distribution agreements for which we are obligated to pay $9.9 million once the related content has been delivered.

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

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on March 16, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2018, other than with respect to the risk factors set forth below, there have been no material changes to the risk factors set forth in that Form 10-K.

Risks Related to the Merger with AMC

Our pending potential merger with AMC is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the merger does not occur, it could have a material adverse effect on our business, results of operations and our stock price. On July 29, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) with AMC Networks Inc., a Delaware corporation (AMC), Digital Entertainment Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of AMC (Parent), and River Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into RLJE (the Merger), with RLJE surviving the Merger as a wholly-owned subsidiary of Parent.

The obligation of the parties to consummate the Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by our stockholders at a special meeting of stockholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement, the other party having performed in all material respects its obligations under the Merger Agreement and, in the case of Parent and Merger Sub, RLJE not having suffered a material adverse effect. There is no financing condition to the Merger.

As a result of the Merger Agreement, the following may occur:

•	the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating our operations with those of Parent;
•	the restrictions and limitations on our conduct of business pending the Merger may disrupt or otherwise adversely affect our business and our relationships with our customers;
•	our ability to retain our existing employees may be adversely affected due to the uncertainties created by the Merger; and
•	our ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties or all of the parties mutually terminate the Merger Agreement, then, among other possible adverse effects:

•	our stockholders will not receive the consideration which Parent has agreed to pay;
•	our stock price may decline significantly;
•	our business may have been adversely affected; and
•	we will have incurred significant transaction costs.

The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees. In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.

Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results. If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•	grant security interests in any property;
•	under the Merger Agreement, we may be required, under certain circumstances, to pay a termination fee of either $6.75 million or up to $3.0 million (depending on the circumstances):
•	we will be required to pay certain costs relating to the Merger if the Merger is not completed, such as legal, accounting, financial advisor and printing fees;
•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies; and

•

matters relating to the Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to, among other things, breach of fiduciary duties, any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the AMC Credit Agreement requires us to settle all interest payments with shares of common stock. The shares are issuable at $3.00 per share. During the quarter ended June 30, 2018, we issued AMC 409,162 shares of common stock in payment of $1.2 million of interest on the outstanding principal of $78.0 million. The issuance of the shares was exempt from registration pursuant to Securities Act Section 4(a)(2) as a transaction not involving a public offering.

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

RLJ ENTERTAINMENT, INC.

Date:	August 9, 2018	By:	/S/ MIGUEL PENELLA
Miguel Penella
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/S/ MARK NUNIS
Mark Nunis
Chief Accounting Officer
(Principal Financial and Accounting Officer)